Form 10-K
TELLABS INC
filed 1995-03-27
CIK 317771

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                Form 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                For the fiscal year ended December 30, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
                For the transition period from N/A to N/A
                      Commission file number 0-9692

                                 TELLABS, INC.
              (Exact name of registrant as specified in its charter)

     Delaware                                   36-3831568
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

4951 Indiana Avenue, Lisle, Illinois               60532
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code    (708)969-8800

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class          Name of each exchange on which registered
       None                                         N/A

Securities registered pursuant to Section 12(g) of the Act:

                 Common shares, with $.01 par value
                       (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X] No [ ]

On March 3, 1995, 43,834,867 common shares of Tellabs, Inc., were outstanding, and the aggregate market value (based upon the closing sale price of the National Market System) of such shares held by nonaffiliates was approximately $1,998,021,000.

Documents incorporated by reference: Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 30, 1994, are incorporated by reference into Parts I and II, and portions of the registrant's Proxy Statement dated March 21, 1995 are incorporated by reference into Part III.
                                  PART I

ITEM I.  BUSINESS

Tellabs, Inc., an Illinois corporation, began operations in 1975 and became publicly owned in 1980. During 1992, the Illinois corporation merged with and into Tellabs Operations, Inc., a wholly owned subsidiary. As a result of the merger, Tellabs Operations, Inc., became a subsidiary of Tellabs, Inc., a Delaware corporation (with its subsidiaries, unless the context indicates otherwise, "Tellabs" or the "Company"). The Company designs, manufactures, markets and services voice and data transport and network access systems that are used worldwide by public telephone companies, long-distance carriers, alternate service providers, cellular and other wireless service providers, cable operators, government agencies, and business end-users.

Products provided by the Company include digital cross-connect systems, managed digital networks and network access products. Digital cross-connect systems include the Company's TITAN (a registered trademark of Tellabs Operations, Inc.) 5500 series of digital cross-connect systems. Managed digital networks include the Martis (a trademark of Martis Oy) DXX multiplexer, statistical multiplexers, packet switches, T1 multiplexers, and network management systems. Network access products include digital signal processing (DSP) products such as echo cancellers and T-coders; special service products (SSP) such as voice frequency products; and local access products such as high bit rate digital subscriber line (HDSL) products. New products for 1995 include the CABLESPAN (a trademark of Tellabs Operations, Inc.) product which allows customers to use existing hybrid fiber coax for telephone and other services and the ALTA (a registered trademark of Tellabs Operations, Inc.) 2600 asynchronous transfer mode (ATM) switch which is designed to provide superior traffic management capabilities to service providers.

These products are sold in both the domestic and international marketplaces (under the Tellabs name and trademarks and under private labels) through the Company's field sales force and selected distributors to a major customer base. This base includes Regional Bell Operating Companies (RBOCs), independent telephone companies (ITCs), interexchange carriers
(IXCs), local telephone administrations (PTTs), local exchange carriers
(LECs), original equipment manufacturers (OEMs), cellular and other wireless service companies, cable operators, alternate service providers, system integrators, government agencies, and business end-users ranging from small businesses to Fortune 500 companies.

The availability of digital technology along with the use of microprocessors and other custom and standard very large scale integrated
(VLSI) circuitry continues to make it economically possible for the Company to expand its product lines to meet the changing customer demands and industry trends inherent in today's dynamic telecommunications environment. This expansion primarily involves the development of broad lines of service-provider-oriented networking systems that meet the ever increasing demands for efficient, multipurpose data, video, and voice communications services.

This same availability of technology in capital equipment makes it possible for the Company to efficiently and competitively continue to produce its own products in its world class manufacturing facilities throughout the world.


During the first quarter of 1995, the Company achieved ISO 9001 registration for its Illinois-based operations, including the corporate headquarters. ISO 9000 is an international set of standards developed to provide quality assurance for companies seeking to improve their quality standards and customer service. The Company's Texas operations achieved ISO 9002 registration in 1993. Tellabs Ltd. in Ireland and Tellabs Canada have been ISO registered for several years, to ISO 9001 and ISO 9003, respectively.

Digital Cross-Connect Systems

The TITAN product family consists of software intensive digital cross-connect systems and network management platforms. These flagship products address the needs of RBOCs, PTTs, IXCs, alternate local exchange, cellular, cable, government and Fortune 500 companies. These complex transmission systems are designed to exceed domestic and international telephone industry standards.

Digital cross-connect systems operate under software control and are typically used to build and control the broadband transmission infrastructure of the telecommunication service provider.
Telecommunication managers utilize the digital cross-connect systems to reduce cycle time while minimizing capital and operating expense. Key applications include centralized and remote testing of transmission facilities, grooming of voice, data, and video signals, automated provisioning of new services, and restoration of failed facilities. All of the TITAN systems include a feature for monitoring facility performance which enhances "process of elimination troubleshooting" in a complex network. The user can determine the early warnings of facility degradation rather than reacting to a network outage. The digital cross-connect system also converts international to domestic transmission and signaling standards. These products augment the ability of users to provide current, emerging, and future service to business and residential customers. Advanced survivable business services also utilize the TITAN products for interconnecting fiber transmission.

The TITAN systems vary in switching rate and facility interface speed. Tellabs offers the SONET (synchronous optical network) TITAN 5300 series of cross-connect systems that can interface facilities at DS3, DS1, E1, DS0, and subrate levels, and can switch them at DS0 levels and below. The systems in the series have maximum respective capacities ranging from 8 to 4,000 ports.

Tellabs offers the Company's flagship SONET TITAN 5500 system which interfaces facilities at the DS1, DS3, STS-1 and/or fiber optic OC-N levels, and cross-connects them at levels of DS1/VT1.5 and above. The high speed optical transmission facilities are designed to meet the growing SONET standard. A single TITAN 5500 system can carry the equivalent of 700,000 simultaneous phone conversations.

It is expected that the transmission market will continue to demonstrate significant growth through the end of the 90s. New technologies in this market include fiber optics and the integration of network management and ATM switching.

Digital systems products accounted for approximately 46 percent, 42 percent, and 29 percent of 1994, 1993, and 1992 sales, respectively.



Managed Digital Networks

Since Tellabs' entry into the data communications marketplace in 1983, the Company has developed a comprehensive family of networking products to address the requirements and flexibility demanded by the users of communications services. Products within this group include the Martis DXX system, the 300 Series line of high performance packet switches and statistical multiplexers, the CROSSNET (a registered trademark of Tellabs Operations, Inc.) family of network-compatible T1/E1 time division multiplexers and the PORTSPAN (a trademark of Tellabs Operations, Inc.) 4000 system, a new network element which adds access to new switched data services.

The acquisition of Martis Oy in October 1993 provided the Company with a software-based digital networking multiplexer product, the Martis DXX system. Designed specifically for public network applications, the Martis DXX system is an integrated network of access devices, intelligent multiplexers, digital cross-connects and network management that enables the rapid deployment and expansion of access and transport networks of any size. It employs high-quality, modular components with standards-based interfaces, bit rates and protocols. The system strictly adheres to the relevant ETSI and ITU-T (CCITT) standards. The DXX is currently being upgraded to support new technologies such as the synchronous digital hierarchy (SDH) for synchronous transmission networking and packet switching technologies such as frame relay and ATM, as well as the T-1 digital format used in North America. The networks supplied by Martis Oy are used by the telecommunications service provider to interconnect their business customers for both voice and data communications and also to provide the equipment infrastructure to interconnect cellular wireless networks.

Key to the success within the 300 Series line, the 330 and 340 Dataplexer (a registered trademark of Tellabs Operations, Inc.) high performance statistical multiplexers provide cost-effective data transmission by concentrating multiple synchronous or asynchronous channels over owned or leased lines. The 330 and 340 Dataplexer multiplexers support up to 32 channels with composite link speeds of up to 76.8Kbps (kilobits per second). In distributed networking applications, the 331 Xplexer (a registered trademark of Tellabs Operations, Inc.) product, an X.25-based packet switching multiplexer, can be used effectively as a stand-alone port concentrator or as a building block for large switching applications in both local and wide-area networks. The CROSSNET 441, 442, and 440 network multiplexing nodes allow cost effective multiplexing and concentrating for up to 16, 32, or 128 channels (data, voice or image) for protocol-independent transmission over T1 or E1 facilities, respectively. In distributed, multi-node environments, the CROSSNET 445 network switching node, a 16 link T1 switch, fulfills the backbone networking requirements for wide-area networks. The CROSSNET products maintain strict adherence to public network standards to ensure compatibility with current and future service offerings.

These products compete in the Wide Area Network (WAN) access market. End-users buy these products through value added re-sellers, service providers and direct from Tellabs. The products are used to combine voice, data and video applications for transmission over T1, FT1, E1, ISDN, and NX56 facilities. They provide for more efficient utilization of the bandwidth, access to dedicated services and the ability to control switched digital services. Key applications include video conferencing and dynamic bandwidth allocation (LAN to LAN).

Although the CROSSNET product line is considered to be mature and the market focus is to shift to new technologies such as frame relay and ATM, there continues to be significant opportunities for the traditional CROSSNET multiplexers in both the domestic and international markets. The addition of inverse multiplexing capabilities in this area should well suit the Company's products for ISDN application.

A key element in providing flexible and strategic solutions to customers' networking needs is the ability to provide a single point of control for the management of hybrid networks. The NMCS 2500 (a trademark of Tellabs Operations, Inc.) and Vantage Point (a trademark of Tellabs Operations, Inc.) network management systems allow provisioning and management of networks composed of Tellabs' products. These network management systems respond to customers' needs to control, manage, and monitor complex networks.


Managed digital networks accounted for approximately 27 percent, 21 percent, and 26 percent, of 1994, 1993, and 1992 sales, respectively.

Network Access Systems

Network access products are primarily modular in design and can be used either individually or in complex systems and assemblies. The three areas making up network access products are DSP products, SSP products, and local access products. The products are designed to meet telephone industry standards, and, in many applications, they directly interface with customer premises equipment. These products enhance the ability of LECs, cellular companies, and end-users to provide current, emerging, and future services to their business customers through innovative products and systems that provide more cost-effective provisioning of existing basic services. These products are deployed worldwide by LECs, PTTs, IXCs, wireless, private networks, alternate service providers and cable providers. In order to continue to grow this product area, state-of-the-art technology will be deployed and value-added content will be provided.

DSP products primarily address the needs of cellular companies, LECs, and IXCs, both domestically and internationally. Such products include the Company's echo cancellation (or control) and voice compression products. All are based on a common technology--digital signal processing. The echo control products remove irritating feedback (from one's own voice) that occurs on virtually all long distance connections and many wireless connections. The voice compression product (T-Coder) doubles the capacity of digital transmission facilities used for voice and data services. This product has great economic appeal to cellular companies, IXCs, and end-users who want to double T1 or E1 capacity without incurring the cost of a new facility.

SSP products provide transmission and signaling conversion between the central office and the customers' terminal equipment. These products include: line amplifiers that compensate for loss and distortion in voice and analog data transmission applications; terminating devices that provide conversion between 4 wire transmission facilities and 2 wire local lines; signaling equipment and systems that convert station on-hook/off-hook, dialing and ringing information to signaling formats compatible with transmission over metallic voice channels; and loop treatment equipment typically used to extend the distance from a central office at which a telephone functions satisfactorily. The Company also designs, manufactures and sells a line of voice conferencing and alerting systems and a series of products with remote alignment and diagnostic maintenance capabilities.

The RA Series (a registered trademark of Tellabs Operations, Inc.) of intelligent network access products allow for gain and equalization levels to be set remotely or automatically, eliminating the need for costly on-site assistance of installation and maintenance personnel.

The ongoing strategic focus of all of these products is enhanced business and information services. This is accomplished by providing local loop intelligence in transmission products and systems. The Company works closely with certain customers in this area (such as the RBOCs) as a means of reducing risk and providing necessary product direction and strategy.

The local access product area includes both the CABLESPAN and EXPRESSPAN (a registered trademark of Tellabs Operations, Inc.) products. The CABLESPAN 2300 system is a product developed during 1994 by Advanced Access Labs (a joint venture between the Company and Advanced Fibre Communications) to address the emerging cable and alternate service provider markets. With the CABLESPAN system, cable companies can offer a variety of two-way services which include telephone, facsimile, telecommuting, video conferencing and access to information services to residential and business customers using their existing hybrid fiber coaxial networks. The EXPRESSPAN high bit rate digital subscriber line (HDSL) transmission products allow LECs and large customer premise networks to install T1 facilities quickly without the expense of engineering, installation, and maintenance of T1 line repeaters.

Network access products accounted for approximately 26 percent, 35 percent, and 42 percent of 1994, 1993, and 1992 sales, respectively.

MARKETING

Sales are generated through the Company's direct sales organization and selected distributors. The Domestic sales group consists of approximately 51 direct sales personnel, and additional sales agents and sales support personnel located throughout the United States. The International sales group consists of approximately 34 direct sales personnel, and additional sales agents and sales support personnel in Canada and Latin America (the "Americas"), Europe, the Middle East, and Africa ("EMEA"), and in Asia and Australia ("Asia/Pacific").

The Domestic sales organization conducts its activities from the corporate headquarters, nine regional offices, and various district offices. The International sales organization conducts its activities from the corporate headquarters and ten regional offices. The regional offices are generally staffed by a regional sales director, system sales engineers, and additional personnel as required.

Direct orders through the Company's field sales organization accounted for approximately 88 percent of 1994 sales.

The Company has national account managers to coordinate sales activities for its major customer groups, and product managers to coordinate the marketing activities for each major product area.

During 1994, the Domestic sales organization fully implemented the transition to a vertical markets approach for the sales of its products.
As a result, large accounts such as RBOCs, IXCs, wireless, alternate service providers, and emerging market customers are serviced by teams to better represent both product and service offerings. The International sales organization is structured to support activities on a country-by-country basis. The Company has arrangements with a number of distributors of telecommunications equipment, both in the United States and internationally, some of whom maintain inventories of the Company's products to facilitate prompt delivery. These distributors provide information on the Company's products through their catalogs and through trade show demonstrations. The Company's field sales force also assists these distributors with regular calls to them and their customers. In addition, the Company utilizes other channels of distribution, including approximately 12 value added resellers for its CROSSNET line of networking multiplexers. The Company also initiated a non-exclusive OEM agreement in 1994 whereby Ericsson Radio Access markets the Martis DXX systems as part of a turn-key cellular system. Distributors, as a group, accounted for approximately 12 percent of 1994 sales. No single distributor accounted for more than 10 percent of 1994 sales.

CUSTOMER SERVICE

Tellabs maintains a worldwide customer service organization focused on providing its customers with high quality technical and administrative product support. Tellabs' customer service organization supports its customers with a wide range of services that include application engineering and support, installation, post-sale support, service contracts, on-site training, product repair (warranty support), on-site maintenance, and 24-hour customer support.

The customer service organization consists of highly-trained teams focused on product and customer service requirements. These technical resources, in response to customer requirements, are deployed from one of five worldwide logistic centers (Lisle, Illinois; Shannon, Ireland; Mississauga, Canada; Espoo, Finland; and Hong Kong).

Tellabs provides product warranties for periods ranging from one to five years for the repair or replacement of customer premises-located modules, central office-located equipment, and customer premises-located systems found to be faulty due to defective material or workmanship.

CUSTOMERS

Sales to customer groups as a percentage of total sales were approximately as follows:
                                             1994     1993     1992

Regional Bell Operating Companies             26%      23%      19%
Independent Telephone Companies                7%      10%       9%
Interexchange Carriers                        16%      12%       7%
Corporate America, OEMs, Governmental
  Agencies, Cellular Companies, Utility
  and Railroad Companies, Alternate Service
  Providers, and System Integrators           17%      25%      33%
Foreign Sales
  North America (primarily Canada)             4%       9%      13%
  International                               30%      21%      19%
                                             ----     ----     ----
 TOTAL                                       100%     100%     100%
                                             ====     ====     ====
At December 30, 1994, and December 31, 1993, backlogs were approximately $80 million and $54 million, respectively. All of the December 30, 1994, backlog is expected to be shipped in 1995. The Company does not believe that backlog at any date is a meaningful indicator of the Company's future performance.

COMPETITION

The Company's products are sold in global markets and compete on the following key factors: responsiveness to customer needs, customer-oriented planning, price, product features, performance, reliability, breadth of product line, technical documentation, and prompt delivery.

The digital cross-connect systems compete principally with AT&T, Alcatel and DSC Communications Corporation (DSC).

The managed digital network products compete in two areas. The principal competition for the multiplexers are Newbridge Networks Corporation, General DataComm Industries Inc., Timeplex, Inc. and Ascend. The major competitors of the Martis DXX type networks are Newbridge Networks Corporation, Nokia Telecommunications, and DSC .

The network access products currently compete in four product areas: SSP, echo cancellers, transcoders and HDSL. The principal competitors in the SSP market are Teltrend and Westell. The leading competitors in the echo canceller market are Coherent Communications, DSC and Ditech. The major competitors in the transcoder market are DSC, Aydin, Tadiran and OKI. In the HDSL arena, PairGain and Adtran are the principal competitors. The expected competitors for the CABLESPAN system which will begin in 1995 are AT&T, Motorola and ADC Telecommunications, Inc.

RESEARCH AND DEVELOPMENT

The telecommunications industry continues to be characterized by rapid technological change. Historically, the technology of this industry had been mainly analog, characterized by signals continuous in time with information contained in the frequency and amplitude of the signals. The industry has rapidly shifted toward digital technology in which information is coded in discrete pulses. The Company's current product development effort is directed almost entirely toward designing new products utilizing digital technology and fiber optic technology. The Company has also focused much of its research and development efforts on large system software development and associated processes.

Many analog-based products used in network access system applications are well-suited to the use of digital implementation techniques, including utilization of microprocessors and other VLSI devices. The Company's ability to combine analog and digital technologies has been an important ingredient in its product development. The Company currently manufactures a number of products using microprocessor control circuitry which make extensive use of microprocessors and complex system software. The Company is also actively developing products which utilize high speed fiber optic technologies to provide higher performance transmission characteristics in today's telecommunication networks. The Company is continually updating its research and development capabilities through the addition of new computer-aided design (CAD) and computer-aided software engineering (CASE) tools, which assist in electronic, mechanical, and software design. Use of such tools is imperative as the Company seeks to respond to industry and customer demands for intelligent digital systems and networking products with capabilities for automated remote maintenance and provisioning.

The Company is involved in several product-oriented alliances. In April 1994, the Company entered into a joint venture agreement with Advanced Fibre Communications (AFC), a Petaluma, California-based provider of next-generation digital loop carrier equipment. Under the agreement, the Company and AFC formed a 50/50 joint venture partnership (Advanced Access
Labs) for the development and manufacture of a telephony-over-cable transport system which is being marketed by the Company under the tradename CABLESPAN. The CABLESPAN system, which is currently in field trial, allows customers to use existing hybrid fiber-coax for telephone and other new services such as telecommuting, video conferencing and access to information services. The Company made an equity investment in AFC in late 1993 and made a further equity investment in the fourth quarter of 1994.

In August 1994, the Company entered into an OEM agreement and a technology licensing agreement with LightStream Corporation (LightStream), based in Billerica, Massachusetts. Under the terms of the agreements, the Company obtained the right to market LightStream's existing ATM product as well as to develop new features and functions for the product. Effective January 11, 1995, LightStream was acquired by Cisco Systems, Inc, which assumed all obligations under this agreement. Internet Communications Corporation continues to serve as a development partner for the Tellabs 300 Series packet switches and statistical multiplexers. The Company's cooperative agreement with TRW High Performance Network Products expired in 1994. In early 1995, the Company sold its equity investment in Promptus Communications for approximatley $3,400,000. The Company had invested $2,500,000 in March 1993. The Company continues to have the right to manufacture the Promptus OASIS 1000 (a registered trademark of Promptus Communications, Inc.) bandwidth manager, an inverse multiplexing and switched digital services access product.

Martis Oy in Espoo, Finland, and Tellabs Holdings Ltd. in Shannon, Ireland, are the focal points for the Company's research and development efforts for the European Economic Community. The Company's Canadian subsidiary began research and development efforts during 1992.

These agreements, relationships and international development efforts allow the Company access to technology that is important to the future of its products. In addition, to ensure that the technologies Tellabs uses are in keeping with industry developments and to increase the Company's ability to develop new technologies, the Company conducts research at its laboratory in Mishawaka, Indiana, and also utilizes its research facilities at its Espoo, Finland-based subsidiary along with a separate facility in Oulu, Finland, and its Shannon, Ireland-based subsidiary for the European market place and its Toronto, Canada-based subsidiary for the Canadian marketplace.

Research and development expenses were $64.8 million in 1994, $51.0 million in 1993, and $42.5 million in 1992. The Company plans to spend approximately $80.0 million on research and development in 1995. These expenditures reflect the Company's commitment to the enhancement of existing products and development of new products designed to satisfy the needs of communications service providers worldwide.

MANUFACTURING AND EMPLOYEES

The Company assembles its products from standard components and from fabricated parts which are manufactured by others to the Company's specifications. Such purchased items represented approximately 70 percent of cost of sales in 1994.

Most purchased items are standard commercial components available from a number of suppliers with only a few items procured from a single-source vendor. Management believes that alternate sources could be developed for those parts and components of proprietary design and those available only from single or limited sources. However, future shortages could result in production delays that could adversely affect the Company's business.

As part of the manufacturing process, hazardous waste materials that are present are handled and disposed of in compliance with all Federal, State and local provisions. These waste materials and their disposal have no significant impact on either the Company's production process or its earnings or capital expenditures.

At December 30, 1994, the Company had 2,585 employees, of which 521 were employed in the sales, sales support and marketing area, 684 in product development, 1,144 in manufacturing, and 236 in administration. The Company considers its employee relations to be good. It is not a party to any collective bargaining agreement.

TRADEMARKS, PATENTS AND COPYRIGHTS

The Company has registered and unregistered trademarks for many of its products in the U.S. and in numerous foreign countries. These trademarks are important in that they differentiate the Company's products within the industry through brand name recognition. Significant trademarks of the Company include TELLABS, TELEMARK, TITAN, ALTA, CABLESPAN, PORTSPAN, CROSSNET, DATAPLEXER, FLASHROAD, RADAR, SONET TO THE CORE, MARTIS, 331 XPLEXER, RA SERIES, YOUR NETWORKING PARTNER, NMCS 2500, ExpresSPAN, DYNAMIC SIGNAL TRANSFER, TURNING YOUR COPPER INTO GOLD, T-CODER, VANTAGE POINT, and the Company's logo. The Company is not aware of any factor which would affect its ability to utilize any of its major trademarks.

The Company has developed certain proprietary, confidential software programs which are important to its business. The Company owns various rights, which are protectable under copyright and trade secret laws, in such software programs.

The Company currently holds 14 U.S. and 3 Canadian patents. Although patents may be important to certain of the Company's products, the Company believes generally that patents are of substantially less significance to its business than are the design, engineering, and development capabilities of its personnel.


BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

Information with respect to the Company's operations by business segment and geographical areas for the fiscal years ended December 30, 1994, December 31, 1993 and January 1, 1993, is on page 40 of the registrant's Annual Report to Stockholders and is incorporated herein by reference. It is also included in Exhibit 13, Note I, as filed with the Securities and Exchange Commission (SEC).

ITEM 2.  PROPERTIES

Tellabs' corporate headquarters is located on 18-1/2 acres of Company-owned land approximately 30 miles west of Chicago in Lisle, Illinois. A 65,000 square foot building at this location houses the Company's headquarters and administrative operations. A 103,000 square foot building at this location, which formerly housed a substantial portion of its manufacturing operations, was renovated for use by the Company's Customer Services and other departments. In addition, a 54,000 square foot building houses the Digital Systems division marketing and engineering operations.

The Company also owns 50 acres of land in Bolingbrook, Illinois (near Lisle) where a new 230,000 square foot manufacturing, engineering and office building was completed and occupied in July 1993. All of the manufacturing operations previously conducted in Lisle were moved to the Bolingbrook facility in addition to the International division, Network Access product's marketing and engineering operations and other administrative operations.

The Company also owns approximately 75 acres of land in Round Rock, Texas, and approximately 2.6 acres of land in Mississauga, Ontario, Canada. The Texas property includes an 84,000-square foot manufacturing facility. The Canadian property includes a 20,000-square foot office/warehousing building. The Company also owns three office/manufacturing facilities in Espoo, Finland. A 62,000-square foot building is used for engineering, marketing, and administrative offices. The second building of approximately 150,000 square feet is used for production and was renovated and expanded during 1994 to its current size. The third is a 35,000 square foot office building which is currently used for engineering offices.

The Company leases additional facilities at the following locations:
Mishawaka, Indiana (research); Atlanta, Georgia (sales); White Plains, New York (customer service); Naperville, Illinois (sales); Santa Ana,
California (sales); Denver, Colorado (sales); Pulallup, Washington (customer service); Casselberry, Florida (sales); Irving, Texas (sales); Bethesda, Maryland (sales); and Lisle, Illinois (training). Some of the Company's international subsidiaries also lease space for their operations, including a 56,000 square foot sales and production facility in County Clare, Ireland and additional engineering space in Oulu, Finland.

The Company owns substantially all the equipment used in its business. The Company believes that its facilities are adequate for the level of production anticipated in 1995, and that suitable additional space and equipment will be available to accommodate expansion as needed.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


















                         EXECUTIVE OFFICERS OF THE REGISTRANT

 NAMES AND BUSINESS EXPERIENCE        YEAR OF  CURRENT
                                       BIRTH   POSITION

Michael J. Birck                         1938  President, Chief
President, Chief Executive Officer             Executive Officer and
and Director since 1975.                       Director

Peter A. Guglielmi
President, Tellabs International,        1942  President, Tellabs
Inc. and Director since 1993;                  International, Inc.,
Executive Vice President, Chief                Executive Vice President,
Financial Officer and Treasurer                Chief Financial Officer,
since 1990; Secretary 1988 to 1993.            Treasurer and Director

Brian J. Jackman                         1941  President, Tellabs
President, Tellabs Operations, Inc.            Operations, Inc,
and Director since 1993; Executive             Executive Vice President
Vice President, since 1990.                    and Director

Charles C. Cooney                        1941  Vice President, Sales and
Vice President, Sales and Service,             Service, Tellabs Operations,
Tellabs Operations, Inc. since 1993;           Inc.
Vice President, Sales, 1979 to 1993.

Carol Coghlan Gavin                      1956  Vice President, General
Vice President and General Counsel,            Counsel and Secretary,
Tellabs Operations, Inc. since                 Tellabs Operations, Inc.,
1992; Secretary since 1993;                    Secretary
Assistant Secretary 1989 to 1993;
General Counsel, 1988 to 1992.

Jon C. Grimes                            1947  Vice President and General
Vice President and General Manager,            Manager, Network Access
Network Access Systems Division,               Systems Division,
Tellabs Operations, Inc. since 1993;           Tellabs Operations, Inc.
Vice President and General Manager,
Network Products Division 1989 to 1993.

J. Peter Johnson                         1949  Vice President, Finance and
Vice President, Finance and Treasury,          Treasury, Assistant Secretary
Assistant Secretary and Controller,            and Controller, Tellabs
Tellabs Operations, Inc. since 1992;           Operations, Inc.
Vice President, Finance and Treasury,
Assistant Secretary and Controller,
1990 to 1992; Controller, 1988 to 1990.

John C. Kohler                           1952  Vice President, Manufacturing,
Vice President, Manufacturing,                 Tellabs Operations, Inc.
Tellabs Operations, Inc. since
1993; Vice President, Product
Support Services, 1989 to 1993.







James L. Melsa, Ph.D.                    1938  Vice President, Strategic
Vice President, Strategic Quality              Quality and Process
and Process Management, Tellabs                Management, Tellabs
Operations, Inc. since 1993;                   Operations, Inc.
Vice President and General Manager,
Data Communications Division,
1990 to 1993.

Harvey R. Scull                          1949  Vice President, Advanced
Vice President, Advanced Technology,           Technology, Tellabs
Tellabs Operations, Inc. since 1993;           Operations, Inc.
Director, New Business Development,
1989 to 1993.

Richard T. Taylor                        1948  Vice President and General
Vice President and General Manager,            Manager, Digital Systems
Digital Systems Division, Tellabs              Division, Tellabs
Operations, Inc. since 1993; Director          Operations, Inc.
of Marketing and Product Development,
Digital Systems Division, 1989 to 1993.

Jeffrey J. Wake                          1949  Vice President and General
Vice President and General                     Manager, Europe, Middle East
Manager, Europe, Middle East                   and Africa, Tellabs
and Africa, Tellabs International,             International, Inc.
Inc. since 1993; Director of
International Sales, 1992; Sales
Director, Tellabs Pty. Ltd, 1990
to 1992; General Manager, AWA
Communications, 1988 to 1990.

Nicholas J. Williams                     1947  Vice President and General
Vice President and General                     Manager, The Americas,
Manager, The Americas, Tellabs                 Tellabs International, Inc.
International, Inc. since 1993;
Vice President and General Manager,
Advanced Technology Products, AT&T
Paradyne Corporation, 1992 to 1993;
Vice President, North American Sales,
AT&T Paradyne Corporation, 1989 to
1991.



















                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The sections entitled "Common Stock Market Data" on pages 1 and 46 of the Company's Annual Report to Stockholders for the year ended December 30, 1994 (the "Annual Report") are incorporated herein by reference. They are also included in Exhibit 13, as filed with the SEC. See discussion referred to in Item 7 below for dividend information.

ITEM 6.  SELECTED FINANCIAL DATA

The section entitled "Five-Year Summary of Selected Financial Data" on page 1 of the Annual Report is incorporated herein by reference. It is also included in Exhibit 13, as filed with the SEC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled "Management's Discussion and Analysis" on Pages 42 to 44 of the Annual Report is incorporated herein by reference. It is also included in Exhibit 13, as filed with the SEC.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Certified Public Accountants and the Consolidated Financial Statements and Notes thereto on pages 25 through 41 of the Annual Report are incorporated herein by reference. They are also included in
Exhibit 13, as filed with the SEC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required, except for information relating to the executive officers of the registrant which appears at the end of Part I above, is incorporated herein by reference to the section entitled "Election of Directors" in the registrant's Proxy Statement (the "Proxy Statement") dated March 21, 1995.


ITEM 11.  EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" in the Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

The section entitled "Security Ownership of Management and Certain Other Beneficial Owners" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Executive Compensation" in the Proxy Statement is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements:

The following Consolidated Financial Statements of Tellabs, Inc., and Subsidiaries, included in registrant's Annual Report to Stockholders for the year ended December 30, 1994, are incorporated by reference in Item 8:

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets:  December 30, 1994 and December 31, 1993

     Consolidated Statements of Earnings: Years ended December 30, 1994, December 31, 1993 and January 1, 1993

     Consolidated Statements of Stockholders' Equity: Years ended December 30, 1994, December 31, 1993, and January 1, 1993

     Consolidated Statements of Cash Flows: Years ended December 30, 1994, December 31, 1993 and January 1, 1993

     Notes to Consolidated Financial Statements



     2.  Financial Statement Schedules:

The following Consolidated Financial Statement Schedules of Tellabs, Inc., and Subsidiaries are included herein pursuant to Item 14(d):

     Report of Independent Certified Public Accountants on Schedule

     Schedule II    Valuation and Qualifying Accounts and Reserves

     Schedules not included have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) The Registrant filed one report on Form 8-K on or about April 26, 1994, as disclosed in the second quarter 10-Q.











(c)  Exhibits:
     3.1   Restated Certificate of Incorporation 3/
     3.2   Amended and Restated By-Laws, as amended 3/
     4. Upon request of the Securities and Exchange Commission, registrant hereby agrees to furnish to the Commission copies of instruments (not filed) defining the rights of holders of long-term debt of the Company. (This undertaking is in lieu of a separate exhibit.)
     10.1  Tellabs, Inc. Deferred Compensation Plan 4/
     10.2  1981 Incentive Stock Option Plan, as amended and restated 1/
     10.3  1984 Incentive Stock Option Plan, as amended and restated 1/
     10.4  1986 Non-Qualified Stock Option Plan, as amended and restated 1/
     10.5 1987 Stock Option Plan for Non-Employee Corporate Directors, as amended and restated 1/
     10.6  1989 Stock Option Plan, as amended and restated 1/
     10.7  Employee Quality Stock Award Program 2/
     10.8  Form of Employment Agreement 3/
     10.9  1991 Stock Option Plan, as amended and restated 1/
     10.10 Description of Split-Dollar Insurance Arrangement with the Michael J. Birck Irrevocable Trust 3/
     10.11 1994 Stock Option Plan 4/
     11.   Computation of Per Share Earnings
     13.   Annual Report to Stockholders
     21.   Subsidiaries of the Registrant
     23.   Consent of Independent Certified Public Accountants
     27.   Financial Data Schedule

Exhibits 10.1 through 10.11 are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) hereof.


(d)  Schedules: See Item 14(a)2 above.



1/   Incorporated by reference from Tellabs, Inc.  Post-effective
     Amendment No.  1 on Form S-8 to Form S-4 filed on or about
     June 29, 1992 (File No.  33-45788).

2/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended April 1, 1988 (File No. 0-9692).

3/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended January 1, 1993 (File No. 0-9692).

4/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 1993 (File No. 0-9692).











                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TELLABS, INC.

March 27, 1995               By  /s Michael J. Birck
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                            DATE

/s Michael J. Birck       President and Director          March 27, 1995
                          (Principal Executive
                          Officer)

/s Peter A. Guglielmi     Executive Vice President        March 27, 1995
                          (Principal Financial
                          Officer) and Director

/s J. Peter Johnson       Controller (Principal           March 27, 1995
                          Accounting Officer)

/s Brian J. Jackman       Director                        March 27, 1995


/s John D. Foulkes        Director                        March 27, 1995


/s Frederick A. Krehbiel  Director                        March 27, 1995


/s Robert P. Reuss        Director                        March 27, 1995


/s William F. Souders     Director                        March 27, 1995


/s Thomas H. Thompson     Director                        March 27, 1995















REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES


Board of Directors
Tellabs, Inc.


In connection with our audit of the consolidated financial statements of Tellabs, Inc., and Subsidiaries, referred to in our report dated January 23, 1995, which is included in the annual report to shareholders and incorporated by reference in Part II of this form, we have also audited
Schedule II for each of the three years in the period ended December 30, 1994. In our opinion, this schedule presents fairly the information required to be set forth therein.




Grant Thornton LLP


Chicago, Illinois
January 23, 1995






































                         TELLABS, INC.  AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended December 30, 1994, December 31, 1993 and January 1, 1993

                         ($ in thousands)

                                     Additions
                         Balance at charged to                Balance
                         beginning   costs and   Deduc-        at end
                           of year    expenses  tions (A)     of year
                         ---------   ---------  ---------     -------
1994
Allowance for
doubtful receivables          $844        $259       $111        $992
                            ======                             ======
1993
Allowance for
doubtful receivables        $1,498         $83       $737        $844
                            ======                             ======
1992
Allowance for
doubtful receivables        $1,525      $1,032     $1,059      $1,498
                            ======                             ======

NOTE:
(A) - Uncollectible accounts charged off, net of recoveries.
