Form 10-Q
period 1995-03-31
TELLABS INC
filed 1995-05-04
CIK 317771

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                      Commission File Number    0-9692
                                              ---------
                               TELLABS, INC.
         ---------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  Delaware                         36-3831568
         ---------------------------          --------------------
         (State of Incorporation)       (I.R.S. Employer Identification No.)

       4951 Indiana Avenue, Lisle, Illinois                 60532
     ----------------------------------------           ----------
     (Address of Principal Executive Offices)           (Zip Code)

      Registrant's telephone number, including area code (708) 969-8800
                                                        ----------------
      Securities registered pursuant to Section 12(b) of the Act:

            Title of each class          Name of each exchange
                                          on which registered

                    None                         N/A
         ---------------------------          ---------

      Securities registered pursuant to Section 12 (g) of the Act:

                  Common shares, with $ .01 par value
                  -----------------------------------
                            (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  [X]               NO[ ]

   On March 31, 1995, 87,711,496 common shares of Tellabs, Inc. were outstanding, including the effect of the two-for-one stock split payable in the form of a 100 percent stock dividend to be distributed on May 19, 1995 to stockholders of record as of May 3, 1995.


                                       -1-
                             TELLABS, INC.

                                 INDEX





                                                                   Page

     PART I.        FINANCIAL INFORMATION


     Item 1.        Financial Statements:

                     Condensed Consolidated Comparative
                     Balance Sheets                                   3

                     Condensed Consolidated Comparative
                     Statements of Earnings                           4

                     Condensed Consolidated Comparative
                     Statements of Cash Flow                          5

                    Notes to Condensed Consolidated Comparative
                    Financial Statements                              6

     Item 2.        Management's Discussion and Analysis              7


     PART II.       OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K                  9


     SIGNATURE                                                       10























                                       -2-
                                 TELLABS, INC.
              CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS
                                 (Unaudited)
                                                        Mar. 31,  Dec. 30,
                                                          1995      1994
         Assets                                         --------- ---------
Current assets                                             (In thousands)
  Cash and cash equivalents                              $47,271   $51,460
  Investments in marketable securities -
   available for sale                                     48,032    23,209
  Accounts receivable, less allowance                     83,859    84,397
  Inventories
   Raw materials                                          25,807    20,898
   Work in process                                        13,065    12,396
   Finished goods                                         22,013    18,587
                                                        --------- ---------
                                                          60,885    51,881
  Other current assets                                     8,815     9,609
                                                        --------- ---------
          Total Current Assets                           248,862   220,556
  Property, plant, and equipment                         177,063   166,931
   Less accumulated depreciation                          73,300    69,300
                                                        --------- ---------
                                                         103,763    97,631
  Goodwill                                                47,321    44,252
  Other assets                                            24,642    27,628
                                                        --------- ---------
                                                        $424,588  $390,067
         Liabilities                                    ========= =========
Current Liabilities
  Accounts payable                                       $21,741   $22,606
  Accrued liabilities                                     35,249    38,816
  Income taxes                                            21,631    20,817
                                                        --------- ---------
          Total Current Liabilities                       78,621    82,239
  Long-term debt                                           2,850     2,850
  Other long-term liabilities                             11,107    10,416
  Deferred income taxes                                    4,292     1,772

         Stockholders' Equity
  Preferred stock, with $.01 par value-
   5,000,000 shares authorized, no shares issued              -         -
  Common stock, with $.01 par value -
   200,000,000 shares authorized 87,711,496
   shares issued and outstanding at March 31, 1995
   and 87,288,692 at December 30, 1994                       877       436
  Additional paid-in capital                              58,092    54,150
  Cumulative foreign currency translation adjustment       9,556     2,102
  Unrealized net holding losses on
   available-for-sale securities                            (214)     (803)
  Retained earnings                                      259,407   236,905
                                                        --------- ---------
        Total Stockholders' Equity                       327,718   292,790
                                                        --------- ---------
                                                        $424,588  $390,067
                                                        ========= =========

The accompanying notes are an integral part of these statements.

                                       -3-
                                 TELLABS, INC.
          CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF EARNINGS
                                 (Unaudited)

                                                        Three Months Ended
                                                        March 31, April 1,
                                                          1995      1994
                                                        --------- ---------
                                                       (In thousands, except
                                                         per share data)

Net sales                                               $142,212   $99,538
Cost of sales                                             62,943    46,127
                                                        --------- ---------
     Gross Profit                                         79,269    53,411

Marketing, general & administrative expense               27,670    21,989
Research and development expense                          19,788    15,716
Goodwill amortization                                        665       597
                                                        --------- ---------
     Total Operating Expense                              48,123    38,302

Operating Profit                                          31,146    15,109

Interest income                                           (1,126)     (726)
Interest expense                                              31       526
Foreign exchange loss, net                                   386       319
Other (income) expense, net                                 (456)      447
                                                        --------- ---------
Earnings before income taxes                              32,311    14,543
Income taxes                                               9,370     3,345
                                                        --------- ---------
   Net Earnings                                          $22,941   $11,198
                                                        ========= =========

Earnings per share *                                       $0.25     $0.12
                                                        ========= =========

Average number of shares of
common stock outstanding *                                91,302    90,059





* Restated to give effect to the two-for-one stock split effective May 19, 1995. The first quarter of 1994 is also restated to give effect to the two-for-one stock split effective May 20, 1994. Both stock splits are payable in the form of a stock dividend.








The accompanying notes are an integral part of these statements.

                                       -4-
                                  TELLABS, INC.
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                                   For The Three Months Ended
                                                        March 31, April 1,
                                                          1995      1994
                                                        --------- ---------
                                                            (In thousands)
Cash Flows from Operating Activities:
Net earnings                                             $22,941   $11,198
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
 Depreciation and amortization                             5,548     4,706
 Provision for doubtful receivables                          289        78
 Deferred income taxes                                     2,632       240
 Gain on sale of long-term investment                       (929)      ---
Net (increase) decrease in current assets:
 Accounts receivable                                       2,389     4,798
 Inventories                                              (7,488)   (3,050)
 Other current assets                                      1,185      (317)
Net increase (decrease) in current liabilities:
 Accounts payable                                         (1,336)      352
 Accrued liabilities                                      (4,114)   (2,665)
 Income taxes                                             (1,452)   (2,240)
Net (increase) decrease in other assets                   (1,784)      914
Net increase in other liabilities                            623     2,445
                                                        --------- ---------
Net Cash Provided by Operating Activities                 18,504    16,459

Cash Flows from Investing Activities:
 Acquisition of property,plant and equipment,net          (7,627)   (1,740)
 Payments for purchases of marketable securities         (25,597)   (7,240)
 Proceeds from sales of marketable securities              1,364     2,576
 Proceeds from sale of long-term investment                3,429       ---
                                                        --------- ---------
Net Cash Used by Investing Activities                    (28,431)   (6,404)

Cash Flows from Financing Activities:
 Payments of notes payable                                   ---   (10,000)
 Common stock sold through stock-option plans              3,943     3,340
                                                        --------- ---------
Net Cash Provided (Used) by Financing Activities           3,943    (6,660)

Effect of exchange rate changes on cash                    1,795     1,409
                                                        --------- ---------
Net (decrease) increase in cash and cash equivalents      (4,189)    4,804

Beginning of period cash and cash equivalents             51,460    29,589
                                                        --------- ---------
End of period cash and cash equivalents                  $47,271   $34,393
                                                        ========= =========

Supplemental Disclosures:
Interest paid                                                $26      $538
Income taxes paid                                         $4,844    $1,246


The accompanying notes are an integral part of these statements.

                                       -5-
                                TELLABS, INC.
       NOTES TO CONDENSED CONSOLIDATED COMPARATIVE FINANCIAL STATEMENTS




1.  Financial Information:

The unaudited financial information reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Certain reclassifications have been made in the 1994 financial statements to conform to the 1995 presentation.


2.  Basis of Presentation:

These financial statements are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally reflected in the Company's Annual Report on Form 10-K. Accordingly, the financial statements and notes herein should be read in conjunction with the financial statements and related notes in the Company's Form 10-K for the year ended December 30, 1994.


3.  Subsequent Event - Stock Split:

On April 25, 1995, the Board of Directors declared a two-for-one stock split of the Company's common stock, payable in the form of a 100 percent stock dividend. This dividend will be distributed on May 19, 1995, to stockholders of record as of May 3, 1995. All references to the number of common shares and per share amounts have been retroactively restated to give effect to the stock dividend. Common share and per share amounts for the first quarter of 1994 also reflect the two-for-one stock split payable in the form of a 100 percent stock dividend effective May 20, 1994.






















                                       -6-
                  MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1995, the Company's cash, cash equivalents and marketable securities portfolio increased $20,634,000 to a new high of $95,303,000. The Company's record first quarter earnings of $22,941,000 were the primary contributor.

Operating activities provided cash through the aforementioned net earnings. This was partially offset by increases in inventories and reductions in accrued liabilities. Total inventories increased $9,004,000 during the first quarter of 1995, in order to support the growth in sales of the Martis DXX (a trademark of Martis Oy) multiplexer and the Company's SONET-based TITAN (a registered trademark of Tellabs Operations, Inc.) 5500 digital cross-connect system. Accrued liabilities decreased $3,567,000 from the December 30, 1994 balance due to payments made during the first quarter for year-end obligations related to employee compensation programs.

The Company invested the cash provided by operating activities in higher yielding marketable securities and in property, plant, and equipment. Net investments in property, plant, and equipment totalled approximately $7,600,000. Additions were made primarily at the Company's Finnish subsidiary in order to increase manufacturing capacity. The Company currently expects total capital expenditures in 1995 to approximate $25,000,000. The majority of the remaining expenditures made in 1995 will be to increase manufacturing capacity both domestically and internationally. Additional cash of $3,429,000 was provided by the sale of stock previously held as a long-term investment.

Net working capital at March 31, 1995 was $170,241,000, compared with working capital of $138,317,000 at December 30, 1994. The Company's current ratio at the end of the first quarter was 3.2 to 1. This increase in working capital was primarily due to operating activities. Management believes that this level of working capital will be adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future. Sufficient resources exist to support the Company's growth either through currently available cash, through cash generated from future operations, or through additional short-term or long-term financing.


RESULTS OF OPERATIONS

Sales for the first quarter of 1995 were a record $142,212,000, up 42.9 percent from the previous first quarter record of $99,538,000 set in 1994. The growth in sales was led by the international sales channel, highlighted by a 150 percent increase in Martis DXX system sales over the same period last year. Sales also grew domestically, led by strong increases in TITAN digital cross-connect systems.

Net earnings for the first quarter of 1995 were $22,941,000, up 104.9 percent from $11,198,000 a year earlier. Earnings per share for the current quarter were 25 cents compared with 12 cents for the first quarter of 1994. Earnings per share amounts have been restated to give effect to the two-for-one stock effective May 19, 1995. The first

                                       -7-
quarter of 1994 per share amounts also reflect the two-for-one stock split that was effective May 20, 1994.

The increase in earnings for the first quarter of 1995 was primarily based on the growth in sales and an increase in the gross margin percent from 53.7 percent in 1994 to 55.7 percent in 1995. This improvement in the gross margin percent was realized through continued efficiencies in manufacturing operations and in product mix, as volume increased.

Operating expenses of $48,123,000 for the first quarter of 1995 increased 25.6 percent over operating expenses of $38,302,000 for the first quarter of 1994. Increased headcount and the related expenses necessary to support and service domestic and international products, particularly the Martis DXX system, were the primary reasons for this increase in operating expenses. Total operating expenses for the first quarter of 1995 were 33.8 percent of sales compared to 38.5 percent for the same period in 1994.

Interest income contributed $1,126,000 to pre-tax income in the first quarter of 1995, up 55.1 percent from $726,000 in the first quarter of 1994. This increase was due to greater average cash balances and higher market interest rates.

Interest expense was $31,000 for the first quarter of 1995 compared to $526,000 for the first quarter of 1994. The 1994 interest expense was related to the bank debt used to finance the acquisition of Martis Oy in October 1993. The debt was entirely repaid by the fourth quarter of 1994.

Foreign exchange losses of $386,000 incurred during the first quarter of 1995 were the result of the continued weakness of the U.S. dollar along with the strength of the Finnish markka versus other European currencies. The foreign exchange losses of $319,000 in the first quarter of 1994 were the result of the weakness of the U.S. dollar versus the Irish punt and the Finnish markka along with the strength of the U.S. dollar in Canada.

Other non-operating income of $456,000 in the first quarter of 1995 was primarily generated by a gain on the sale of stock held as a long-term investment. The 1994 loss of $447,000 resulted from capital losses related to the disposal of fixed assets.

The effective tax rate was approximately 29 percent for the first quarter of 1995 and 23 percent for the first quarter of 1994. The increase in the effective tax rate for 1995 is due to an increase in state income taxes, the decreasing effect of research and development credits as a percentage of total pretax income, and a greater Martis Oy effective tax rate. The 1995 effective tax rate reflects adjustments from the Federal statutory rate primarily attributable to foreign tax rate benefits.









                                       -8-
                      PART II.  OTHER INFORMATION







ITEM 6.  Exhibits and Reports on Form 8-K

     (A) Exhibits:

               Exhibit 11 - Calculation of Per Share Earnings.

               Exhibit 27 - Financial Data Schedule.

     (B) Reports on Form 8-K

               The Registrant did file a report on Form 8-K on May 1, 1995, with respect to the declaration of a two-for-one stock split payable in the form of a 100 percent stock dividend on May 19, 1995, to stockholders of record on May 3, 1995.




































                                       -9-
                             TELLABS, INC.

                               SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TELLABS, INC.
                                      ----------------
                                        (Registrant)



                                    /s J. Peter Johnson
                                    -------------------
                                     J. Peter Johnson
                                     Vice President/Controller
                                     & Chief Accounting Officer




  May 4, 1995
- ----------------
    (Date)




























                                      -10-
                                                                 EXHIBIT 11
                                    TELLABS, INC.
                           COMPUTATION OF EARNINGS PER SHARE
                                     (Unaudited)
                         (In thousands, except per share data)

                                                        Three Months Ended
                                                        March 31, April 1,
                                                          1995      1994
                                                        --------- ---------

PRIMARY EARNINGS PER SHARE *
- ------------------------------------
Weighted average number of common
shares outstanding during the period                      87,532    86,324

Net additional shares assuming
dilutive stock options exercised and
proceeds used to purchase treasury
shares at average fair market value                        3,682     3,684
                                                        --------- ---------
Weighted average number of common
shares and common equivalent shares
outstanding                                               91,214    90,008
                                                        ========= =========

Net earnings                                             $22,941   $11,198
                                                        ========= =========

Primary earnings per share                                 $0.25     $0.12
                                                        ========= =========

FULLY DILUTED EARNINGS PER SHARE *
- ------------------------------------
Weighted average number of common
shares outstanding during the period                      87,532    86,324

Net additional shares assuming
dilutive stock options exercised and
proceeds used to purchase treasury
shares at fair market value                                3,770     3,735
                                                        --------- ---------
Weighted average number of common
shares and common equivalent shares
outstanding                                               91,302    90,059
                                                        ========= =========

Net earnings                                             $22,941   $11,198
                                                        ========= =========

Fully diluted earnings per share                           $0.25     $0.12
                                                        ========= =========

* Restated to give effect to the two-for-one stock split effective May 19, 1995. The first quarter of 1994 is also restated to give effect to the two-for-one stock split effective May 20, 1994. Both stock splits are payable in the form of a stock dividend.


                                      -11-