Form 10-Q
period 1995-06-30
TELLABS INC
filed 1995-08-10
CIK 317771

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

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

                    YES  [X]               NO[ ]

   On June 30, 1995, 88,420,010 common shares of Tellabs, Inc. were outstanding.




                                       -1-
                             TELLABS, INC.

                                 INDEX





                                                                   Page

     PART I.        FINANCIAL INFORMATION


     Item 1.        Financial Statements:

                     Condensed Consolidated Comparative
                     Balance Sheets                                   3

                     Condensed Consolidated Comparative
                     Statements of Earnings                           4

                     Condensed Consolidated Comparative
                     Statements of Cash Flow                          5

                    Notes to Condensed Consolidated Comparative
                    Financial Statements                              6

     Item 2.        Management's Discussion and Analysis              7


     PART II.       OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K                 11


     SIGNATURE                                                       12























                                       -2-
                                 TELLABS, INC.
              CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS
                                 (Unaudited)
                                                        June 30,   Dec. 30
                                                          1995      1994
         Assets                                         --------- ---------
Current assets                                             (In thousands)
  Cash and cash equivalents                              $58,531   $51,460
  Investments in marketable securities -
   available for sale                                     58,746    23,209
  Accounts receivable, less allowance                     88,280    84,397
  Inventories
   Raw materials                                          31,204    20,898
   Work in process                                        11,591    12,396
   Finished goods                                         22,835    18,587
                                                        --------- ---------
                                                          65,630    51,881
  Other current assets                                     9,767     9,609
                                                        --------- ---------
          Total Current Assets                           280,954   220,556
  Property, plant, and equipment                         185,395   166,931
   Less accumulated depreciation                          76,755    69,300
                                                        --------- ---------
                                                         108,640    97,631
  Goodwill                                                47,168    44,252
  Other assets                                            25,951    27,628
                                                        --------- ---------
                                                        $462,713  $390,067
         Liabilities                                    ========= =========
Current Liabilities
  Accounts payable                                       $21,031   $22,606
  Accrued liabilities                                     36,240    38,816
  Income taxes                                            25,795    20,817
                                                        --------- ---------
          Total Current Liabilities                       83,066    82,239
  Long-term debt                                           2,850     2,850
  Other long-term liabilities                              6,848    10,416
  Deferred income taxes                                    5,055     1,772

         Stockholders' Equity
  Preferred stock, with $.01 par value-
   5,000,000 shares authorized, no shares issued              -         -
  Common stock, with $.01 par value -
   200,000,000 shares authorized 88,420,010
   shares issued and outstanding at June 30, 1995
   and 87,288,692 at December 30, 1994                       884       436
  Additional paid-in capital                              66,506    54,150
  Cumulative foreign currency translation adjustment      10,932     2,102
  Unrealized net holding gains (losses)
    on available-for-sale securities                          49      (803)
  Retained earnings                                      286,523   236,905
                                                        --------- ---------
        Total Stockholders' Equity                       364,894   292,790
                                                        --------- ---------
                                                        $462,713  $390,067
                                                        ========= =========

The accompanying notes are an integral part of these statements.

                                       -3-
                                 TELLABS, INC.
          CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF EARNINGS
                                 (Unaudited)

                                    Three Months Ended  Six Months Ended
                                    June 30,   July 1,  June 30,   July 1,
                                      1995      1994      1995      1994
                                    --------- --------- --------- ---------
                                     (In thousands, except per share data)

Net sales                           $159,939  $123,029  $302,151  $222,567
Cost of sales                         68,983    56,397   131,926   102,524
                                    --------- --------- --------- ---------
     Gross Profit                     90,956    66,632   170,225   120,043

Marketing, general & admin expense    33,456    26,012    61,126    48,001
Research and development expense      19,236    16,175    39,024    31,891
Goodwill amortization                    602       597     1,267     1,194
                                    --------- --------- --------- ---------
     Total Operating Expense          53,294    42,784   101,417    81,086

Operating Profit                      37,662    23,848    68,808    38,957

Interest income                       (1,340)     (789)   (2,466)   (1,515)
Interest expense                          37       709        68     1,235
Foreign exchange loss, net               431       196       817       515
Other (income) expense, net              339       145      (117)      592
                                    --------- --------- --------- ---------
Earnings before income taxes          38,195    23,587    70,506    38,130
Income taxes                          11,077     6,569    20,447     9,914
                                    --------- --------- --------- ---------
   Net Earnings                      $27,118   $17,018   $50,059   $28,216
                                    ========= ========= ========= =========

Earnings per share *                   $0.30     $0.19     $0.55     $0.31
                                    ========= ========= ========= =========

Average number of shares of
common stock outstanding *            91,835    90,305    91,568    90,182




* 1994 share amounts are restated to give effect to the two-for-one stock split effective May 19, 1995.














                                       -4-
                                  TELLABS, INC.
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                                   For The Six Months Ended
                                                        June 30,   July 1,
                                                          1995      1994
                                                        --------- ---------
                                                            (In thousands)
Cash Flows from Operating Activities:
Net earnings                                             $50,059   $28,216
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
 Depreciation and amortization                            11,017     9,508
 Provision for doubtful receivables                          985       288
 Deferred income taxes                                     2,719    (1,815)
 Gain on sale of long-term investment                       (929)      ---
Net (increase) decrease in current assets:
 Accounts receivable                                      (2,496)     (242)
 Inventories                                             (12,011)   (6,826)
 Other current assets                                        398      (185)
Net increase (decrease) in current liabilities:
 Accounts payable                                         (2,052)    2,682
 Accrued liabilities                                      (3,239)    1,144
 Income taxes                                              3,055      (109)
Net (increase) decrease in other assets                   (4,469)      126
Net (decrease) increase in other liabilities              (3,661)    5,272
                                                        --------- ---------
Net Cash Provided by Operating Activities                 39,376    38,059

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment, net       (15,417)   (7,136)
 Payments for purchases of marketable securities         (48,231)   (9,283)
 Proceeds from sales of marketable securities             13,546     4,435
 Payments for purchases of long-term investments          (1,215)   (2,000)
 Proceeds from sale of long-term investment                3,429       ---
                                                        --------- ---------
Net Cash Used by Investing Activities                    (47,888)  (13,984)

Cash Flows from Financing Activities:
 Payments of notes payable                                   ---   (20,000)
 Common stock sold through stock-option plans             12,362     4,488
                                                        --------- ---------
Net Cash Provided (Used) by Financing Activities          12,362   (15,512)

Effect of exchange rate changes on cash                    3,221     2,265
                                                        --------- ---------
Net increase in cash and cash equivalents                  7,071    10,828

Beginning of period cash and cash equivalents             51,460    29,589
                                                        --------- ---------
End of period cash and cash equivalents                  $58,531   $40,417
                                                        ========= =========

Supplemental Disclosures:
Interest paid                                                $52    $1,213
Income taxes paid                                        $11,080    $4,981

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


3.  Stock Split:

On April 25, 1995, the Board of Directors declared a two-for-one stock split of the Company's common stock, paid in the form of a 100 percent stock dividend. This dividend was distributed on May 19, 1995, to stockholders of record May 3, 1995. All references to the number of common shares and per share amounts have been retroactively restated to give effect to the stock dividend.



























                                       -6-
                  MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1995, the Company's cash, cash equivalents and marketable securities portfolio increased $42,608,000 to a new high of $117,277,000. The Company's record first half earnings of $50,059,000 were the primary contributor.

Operating activities provided cash through the aforementioned net earnings. This was partially offset by increases in inventories and reductions in accrued liabilities. Total inventories increased $13,749,000 during the first half of 1995, in order to support the growth in sales of the Martis DXX (a trademark of Martis Oy) multiplexer and the Company's SONET-based TITAN (a registered trademark of Tellabs Operations, Inc.) 5500 digital cross-connect system. Accrued liabilities decreased $3,239,000 from the December 30, 1994 balance due to payments made during the first quarter for year-end obligations related to employee compensation programs.

The Company invested the cash provided by operating activities in higher yielding marketable securities and in property, plant, and equipment. Net investments in property, plant, and equipment totalled approximately $15,417,000. Additions were made primarily at the Company's Finnish subsidiary in order to increase manufacturing capacity. The Company currently expects total capital expenditures in 1995 to approximate $34,000,000. The majority of the remaining expenditures made in 1995 will be to increase manufacturing capacity both domestically and internationally. Additional cash of $3,429,000 was provided by the sale of stock previously held as a long-term investment.

Net working capital at June 30, 1995 was $197,888,000, compared with working capital of $138,317,000 at December 30, 1994. The Company's current ratio at the end of the second quarter was 3.4 to 1. This increase in working capital was primarily due to operating activities. Management believes that this level of working capital will be adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future. Sufficient resources exist to support the Company's growth either through currently available cash, through cash generated from future operations, or through additional short-term or long-term financing.


RESULTS OF OPERATIONS

Sales for the second quarter of 1995 were a record $159,939,000, up 30 percent from the previous second quarter record of $123,029,000 set in 1994. The growth in sales was led by the international sales channel, highlighted by an almost 120 percent increase in Martis DXX system sales over the same period last year. Sales also grew domestically, led again by strong increases in TITAN digital cross-connect systems.

Net earnings for the second quarter of 1995 were $27,118,000, up 59.3 percent from $17,018,000 a year earlier. Earnings per share for the current quarter were 30 cents compared with 19 cents for the second quarter of 1994. (The second quarter of 1994 per share amounts were restated to reflect the two-for-one stock split effective May 19, 1995.)

                                       -7-
The increase in earnings for the second quarter of 1995 was primarily based on the growth in sales and an increase in the gross margin percent from 54.2 percent in 1994 to 56.9 percent in 1995. This improvement in the gross margin percent was realized through continued efficiencies in manufacturing operations and in product mix, as volume increased.

Operating expenses of $53,294,000 for the second quarter of 1995 increased 24.6 percent over operating expenses of $42,784,000 for the second quarter of 1994. Increased headcount and the related expenses necessary to support and service domestic and international products, particularly the Martis DXX system, were the primary reasons for this increase in operating expenses. Total operating expenses for the second quarter of 1995 were 33.3 percent of sales compared to 34.8 percent for the same period in 1994.

Interest income contributed $1,340,000 to pretax income in the second quarter of 1995, up 69.8 percent from $789,000 in the second quarter of 1994. This increase was due to greater average cash balances and higher market interest rates.

Interest expense was $37,000 for the second quarter of 1995 compared to $709,000 for the second quarter of 1994. The 1994 interest expense was related to the bank debt used to finance the acquisition of Martis Oy. The debt was entirely repaid by the fourth quarter of 1994.

Foreign exchange losses of $431,000 incurred during the second quarter of 1995 were the result of the continued weakness of the U.S. dollar along with the strength of the Finnish markka versus other European currencies. The foreign exchange losses of $196,000 for the second quarter of 1994 were the result of the weakened U.S. dollar against the Irish punt.

Other non-operating expense of $339,000 in the second quarter of 1995 was primarily generated by the losses incurred on the joint venture between the Company and AFC. The 1994 loss of $145,000 also primarily resulted from losses associated with the joint venture.

The effective tax rate was approximately 29 percent for the second quarter of 1995 and 27.9 percent for the second quarter of 1994. The increase in the effective tax rate for 1995 is due to the changes in foreign taxable income and to the decreasing effect of research and development tax credits as a percentage of the total. The 1995 effective tax rate reflects adjustments from the Federal statutory rate primarily attributable to foreign tax rate benefits.

Sales for the first six months of 1995 were $302,151,000, an increase of
35.8 percent from sales of $222,567,000 for the same period in 1994. International sales increased 65 percent led by sales of the Martis DXX multiplexer. The domestic sales increase of 21 percent was primarily generated by the Company's SONET-based TITAN 5500 digital cross-connect system.

Net earnings for the first six months of 1995 were $50,059,000 compared to $28,216,000 in 1994. Primary and fully diluted earnings per share were 55 cents for the first six months of the year compared to 31 cents




                                       -8-

for the same time period in 1994. (The 1994 per share amounts were restated to reflect the two-for-one stock split effective May 19, 1995.) The growth in earnings for the first six months of 1995 was due to the increase in revenues and an increase in gross margin to 56.3 percent from 53.9 percent for the same time period in 1994. The increase in gross margin was realized through continued efficiencies in manufacturing operations and in product mix as volume increased. The gross margin percent for the total year 1995 is expected to remain at approximately 56 percent.

Operating expenses for the first six months of 1995 were $101,417,000, a
25.1 percent increase over the same period in 1994. Increased headcount and the related expenses necessary to support and service domestic and international products, particularly the Martis DXX system, were the primary reasons for this increase in operating expenses. Total operating expenses during the first six months of 1995 were 33.6 percent of sales compared to 36.4 percent of sales during the same period in 1994. Operating expenses for all of 1995 are expected to approximate 33 percent of sales.

Interest income contributed $2,466,000 to pretax income during the first six months of 1995, an increase of 62.8 percent from $1,515,000 in 1994. This increase was due to higher average cash balances and higher market interest rates in 1995.

The foreign exchange losses of $817,000 that were incurred during the first six months of 1995 were a result of the strength of the Finnish markka versus other European currencies and the weakening of the U.S. dollar against the Irish punt. The foreign exchange losses of $515,000 that were reported during the first six months of 1994 primarily resulted from the weakness of the U.S. dollar against the Irish punt and the Finnish markka.

Interest expense was $68,000 during the first six months of 1995 compared to $1,235,000 during the same period in 1994. The 1994 interest expense was related to the bank debt used to finance the acquisition of Martis Oy. The debt was entirely repaid by the fourth quarter of 1994. Other non-operating expense in 1994 of $592,000 primarily included capital losses on fixed assets. Other non-operating income of $117,000 in 1995 was the gain on the sale of a long-term investment in the first quarter partially offset by the losses of the joint venture.

The effective tax rate was approximately 29 percent for the first six months of 1995 compared to 26 percent for the same period in 1994. The increase in the effective tax rate for 1995 is due to the changes in foreign taxable income and to the decreasing effect of research and development tax credits as a percentage of the total. The 1995 effective tax rate reflects adjustments from the Federal statutory rate primarily attributable to foreign tax rate benefits.


Recent Developments

One area of expanding interest for the Company concerns the local exchange loop. As telecommunications service providers and cable system operators seek to expand the services they offer to their customers, the

                                       -9-

local loop becomes an increasingly competitive portion of the marketplace. Recently, legislation directed toward expanding competition in the local loop environment (The Communication Act of 1995) was approved in both the U.S. Senate and House of Representatives and forwarded to the president for signature. Present indications are, however, that a veto of this legislation is more likely than passage.

One of the products expected to address this local loop market is the CABLESPAN system currently being developed by the Company in a joint venture arrangement with Advanced Fibre Communication (AFC). The technology platform that forms the basis for this product was provided to the venture by AFC. AFC is in litigation with DSC Technologies Corporation (DSC) relating to the intellectual property comprising that platform, as has previously been reported in trade publications and by DSC. DSC is seeking, among other things, a permanent injunction prohibiting AFC's sale or other use of the property. AFC has denied DSC's allegations and has filed counterclaims. If AFC were to lose its rights to the intellectual property, the Company's ability to continue to promote its CABLESPAN system as currently configured could be adversely affected. While there can be no assurance that AFC will prevail in this litigation, it has represented to the Company that it believes DSC's claims to be without merit.




































                                      -10-
                      PART II.  OTHER INFORMATION




ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Tellabs, Inc. Stockholders was held on April 25, 1995. At this meeting, Michael J. Birck and Frederick A. Krehbiel were re-elected as directors with a term of office expiring at the Company's Annual Meeting of Stockholders in 1998. In addition, the following directors are continuing in office for the terms indicated: Brian J. Jackman, Robert P. Reuss and William J. Souders, for terms expiring at the Company Annual Meeting of Stockholders in 1996, and John D. Foulkes, Peter A. Guglielmi, and Thomas H. ("Tommy") Thompson for terms expiring at the Company's Annual Meeting of Stockholders in 1997.

Set forth below is a separate tabulation of the votes cast for and votes withheld with respect to each nominee for director.

                         Votes For            Votes Withheld
Michael J. Birck         40,324,573             71,439
Frederick A. Krehbiel    40,328,984             67,028

Stockholders approved the amendment to the Restated Certificate of Incorporation which increased the authorized shares of common stock from 100,000,000 to 200,000,000, by a vote of for 37,521,286, opposed
2,684,342, and withheld 40,508.



ITEM 6.  Exhibits and Reports on Form 8-K

     (A) Exhibits:

               Exhibit 3.1 - Amendment of Certificate of Incorporation
                             dated April 25, 1995.

               Exhibit 11 - Calculation of Per Share Earnings.

               Exhibit 27 - Financial Data Schedule.

     (B) Reports on Form 8-K

               The Registrant filed a report on Form 8-K on May 1, 1995, with respect to the declaration of a two-for-one stock split payable in the form of a 100 percent dividend on May 19, 1995, to stockholders of record on May 3, 1995.










                                      -11-


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



                                        TELLABS, INC.
                                      ----------------
                                        (Registrant)



                                  s/ J. Peter Johnson
                                    -------------------
                                     J. Peter Johnson
                                     Vice President/Controller
                                     & Chief Accounting Officer




August 9, 1995
---------------- (Date)



























                                      -12-