Form 10-Q
period 1995-09-29
TELLABS INC
filed 1995-10-31
CIK 317771

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the quarterly period ended September 29, 1995

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

                    YES  [X]               NO[ ]

   On September 29, 1995, 88,547,802 common shares of Tellabs, Inc. were outstanding.




                                       -1-
                             TELLABS, INC.

                                 INDEX





                                                                   Page

     PART I.        FINANCIAL INFORMATION


     Item 1.        Financial Statements:

                     Condensed Consolidated Comparative
                     Balance Sheets                                   3

                     Condensed Consolidated Comparative
                     Statements of Earnings                           4

                     Condensed Consolidated Comparative
                     Statements of Cash Flow                          5

                    Notes to Condensed Consolidated Comparative
                    Financial Statements                              6

     Item 2.        Management's Discussion and Analysis              7


     PART II.       OTHER INFORMATION


     Item 1.        Legal Proceedings                                11

     Item 6.        Exhibits and Reports on Form 8-K                 11


     SIGNATURE                                                       12




















                                       -2-
                                 TELLABS, INC.
              CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS
                                 (Unaudited)
                                                        Sept. 29,  Dec. 30
                                                          1995      1994
         Assets                                         --------- ---------
Current assets                                             (In thousands)
  Cash and cash equivalents                              $70,046   $51,460
  Investments in marketable securities -
   available for sale                                     69,807    23,209
  Accounts receivable, less allowance                     98,814    84,397
  Inventories
   Raw materials                                          35,339    20,898
   Work in process                                        12,894    12,396
   Finished goods                                         20,357    18,587
                                                        --------- ---------
                                                          68,590    51,881
  Other current assets                                     9,714     9,609
                                                        --------- ---------
          Total Current Assets                           316,971   220,556
  Property, plant, and equipment                         190,333   166,931
   Less accumulated depreciation                          80,095    69,300
                                                        --------- ---------
                                                         110,238    97,631
  Goodwill                                                46,802    44,252
  Other assets                                            25,344    27,628
                                                        --------- ---------
                                                        $499,355  $390,067
         Liabilities                                    ========= =========
Current Liabilities
  Accounts payable                                       $22,487   $22,606
  Accrued liabilities                                     36,067    38,816
  Income taxes                                            31,132    20,817
                                                        --------- ---------
          Total Current Liabilities                       89,686    82,239
  Long-term debt                                           2,850     2,850
  Other long-term liabilities                              7,521    10,416
  Deferred income taxes                                    5,672     1,772

         Stockholders' Equity
  Preferred stock, with $.01 par value-
   5,000,000 shares authorized, no shares issued              -         -
  Common stock, with $.01 par value -
   200,000,000 shares authorized 88,547,802
   shares issued and outstanding at September 29, 1995
   and 87,288,692 at December 30, 1994                       885       436
  Additional paid-in capital                              67,724    54,150
  Cumulative foreign currency translation adjustment      11,415     2,102
  Unrealized net holding losses on
   available-for-sale securities                            (362)     (803)
  Retained earnings                                      313,964   236,905
                                                        --------- ---------
        Total Stockholders' Equity                       393,626   292,790
                                                        --------- ---------
                                                        $499,355  $390,067
                                                        ========= =========

The accompanying notes are an integral part of these statements.

                                       -3-
                                 TELLABS, INC.
          CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF EARNINGS
                                 (Unaudited)

                                    Three Months Ended  Nine Months Ended
                                    Sept. 29, Sept. 30, Sept. 29, Sept. 30,
                                      1995      1994      1995      1994
                                    --------- --------- --------- ---------
                                     (In thousands, except per share data)

Net sales                           $151,754  $123,015  $453,905  $345,582
Cost of sales                         67,339    56,350   199,265   158,874
                                    --------- --------- --------- ---------
     Gross Profit                     84,415    66,665   254,640   186,708

Marketing, general & admin expense    26,619    25,210    87,745    73,211
Research and development expense      20,251    16,293    59,275    48,184
Goodwill amortization                    654       598     1,921     1,792
                                    --------- --------- --------- ---------
     Total Operating Expense          47,524    42,101   148,941   123,187

Operating Profit                      36,891    24,564   105,699    63,521

Interest income                       (1,636)     (898)   (4,102)   (2,413)
Interest expense                          28       399        96     1,634
Foreign exchange (gain) loss, net       (104)      302       713       817
Other (income) expense, net              (46)      304      (163)      896
                                    --------- --------- --------- ---------
Earnings before income taxes          38,649    24,457   109,155    62,587
Income taxes                          11,208     6,359    31,655    16,273
                                    --------- --------- --------- ---------
   Net Earnings                      $27,441   $18,098   $77,500   $46,314
                                    ========= ========= ========= =========

Earnings per share *                   $0.30     $0.20     $0.85     $0.51
                                    ========= ========= ========= =========

Average number of shares of
common stock and common stock
equivalents outstanding *             91,926    90,947    91,688    90,437



* 1994 share amounts are restated to give effect to the two-for-one stock split effective May 19, 1995.














                                       -4-
                                  TELLABS, INC.
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                                   For The Nine Months Ended
                                                        Sept. 29, Sept. 30,
                                                          1995      1994
                                                        --------- ---------
                                                            (In thousands)
Cash Flows from Operating Activities:
Net earnings                                             $77,500   $46,314
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
 Depreciation and amortization                            16,928    14,018
 Provision for doubtful receivables                          854       296
 Deferred income taxes                                     3,649       423
 Gain on sale of long-term investment                       (929)      ---
Net (increase) decrease in current assets:
 Accounts receivable                                     (12,241)   (1,989)
 Inventories                                             (14,907)   (1,316)
 Other current assets                                        402      (128)
Net increase (decrease) in current liabilities:
 Accounts payable                                           (590)     (704)
 Accrued liabilities                                      (3,497)    6,127
 Income taxes                                              8,007    (2,388)
Net increase in other assets                              (4,712)   (3,638)
Net (decrease) increase in other liabilities              (2,994)    8,989
                                                        --------- ---------
Net Cash Provided by Operating Activities                 67,470    66,004

Cash Flows from Investing Activities:
 Acquisition of property,plant and equipment,net         (21,975)  (14,384)
 Payments for purchases of marketable securities         (77,731)  (10,618)
 Proceeds from sales of marketable securities             31,575     4,749
 Payments for purchases of long-term investment           (1,215)   (2,000)
 Proceeds from sale of long-term investment                3,429       ---
                                                        --------- ---------
Net Cash Used by Investing Activities                    (65,917)  (22,253)

Cash Flows from Financing Activities:
 Payments of notes payable                                   ---   (45,000)
 Common stock sold through stock-option plans             13,581     6,102
                                                        --------- ---------
Net Cash Provided (Used) by Financing Activities          13,581   (38,898)

Effect of exchange rate changes on cash                    3,452     3,507
                                                        --------- ---------
Net increase in cash and cash equivalents                 18,586     8,360

Beginning of period cash and cash equivalents             51,460    29,589
                                                        --------- ---------
End of period cash and cash equivalents                  $70,046   $37,949
                                                        ========= =========

Supplemental Disclosures:
Interest paid                                                $82    $1,657
Income taxes paid                                        $12,186    $7,503

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

































                                       -6-
                  MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1995, the Company's cash, cash equivalents and marketable securities portfolio increased $65,184,000 to a new high of $139,853,000. The Company's record earnings of $77,500,000 were the primary contributor.

Operating activities provided cash through the aforementioned net earnings. This was partially offset by increases in inventories and accounts receivable, and reductions in accrued liabilities. Total inventories increased $16,709,000 during the first nine months of 1995. This increase supported the growth in sales of both the Martis DXX (a trademark of Martis Oy) multiplexer and the Company's SONET-based TITAN (a registered trademark of Tellabs Operations, Inc.) 5500 digital cross-connect system, as well as, anticipated future sales of the CABLESPAN (a trademark of Tellabs Operations, Inc.) products recently developed through a joint venture arrangement with Advanced Fibre Communications (AFC). Accounts receivable increased $14,417,000 due to the growth of the business since year-end. Accrued liabilities decreased $2,749,000 from the December 30, 1994 balance due to payments made during the first quarter for year-end obligations related to employee compensation programs.

The Company invested the cash provided by operating activities in higher yielding marketable securities and in property, plant, and equipment. Net investments in property, plant, and equipment totalled approximately $21,975,000. Additions were made primarily at the Company's Finnish subsidiary in order to increase manufacturing capacity. The Company currently expects total capital expenditures in 1995 to approximate $32,000,000. The majority of the remaining 1995 expenditures made in will be to increase manufacturing capacity both domestically and internationally. Additionally, cash of $3,429,000 was provided by the sale of stock previously held as a long-term investment.

Net working capital at September 29, 1995 was $227,285,000, compared with working capital of $138,317,000 at December 30, 1994. The Company's current ratio at the end of the third quarter was 3.5 to 1. This increase in working capital was primarily due to operating activities. Management believes that this level of working capital will be adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future. Sufficient resources exist to support the Company's growth either through currently available cash, through cash generated from future operations, or through additional short-term or long-term financing.


RESULTS OF OPERATIONS

Sales for the third quarter of 1995 were $151,754,000, up 23 percent from the previous third quarter sales of $123,015,000 in 1994. The growth in the domestic sales channel was highlighted by a 54.9 percent increase in the TITAN digital cross-connect systems. Sales also grew internationally, led by a 58.5 percent increase in the Martis DXX multiplexer.


                                       -7-
Net earnings for the third quarter of 1995 were a record $27,441,000, up
51.6 percent from $18,098,000 a year earlier. Earnings per share for the current quarter were 30 cents compared with 20 cents for the third quarter of 1994. (The third quarter of 1994 per share amounts are restated to reflect the two-for-one stock split effective May 19, 1995.) The increase in earnings for the third quarter of 1995 was primarily based on the growth in sales and an increase in the gross margin percent from 54.2 percent in 1994 to 55.6 percent in 1995. This improvement in the gross margin percent was realized through continued efficiencies in manufacturing operations and in product mix, as volume increased.

Operating expenses of $47,524,000 for the third quarter of 1995 increased 12.9 percent over operating expenses of $42,101,000 for the third quarter of 1994. Increased headcount and the related expenses necessary to support and service domestic and international products, particularly the Martis DXX system, were the primary reasons for this increase in operating expenses. Total operating expenses for the third quarter of 1995 were 31.3 percent of sales compared to 34.2 percent for the same period in 1994.

Interest income contributed $1,636,000 to pre-tax income in the third quarter of 1995, up 82.2 percent from $898,000 in the third quarter of 1994. This increase was due to a significant increase in average cash balances.

Interest expense was $28,000 for the third quarter of 1995 compared to $399,000 for the third quarter of 1994. The 1994 interest expense was related to the bank debt used to finance the acquisition of Martis Oy. The debt was entirely repaid by the fourth quarter of 1994.

Foreign exchange gains of $104,000 incurred during the third quarter of 1995 were the result of the strengthened Canadian dollar against the U.S. dollar and the overall strength of the U.S. dollar against the Finnish markka. The foreign exchange losses of $302,000 for the third quarter of 1994 were the result of the weakened U.S. dollar versus the Irish punt and the strength of the Finnish markka against all other Scandinavian currencies and the German deutschemark.

The effective tax rate was approximately 29 percent for the third quarter of 1995 and 26 percent for the third quarter of 1994. The increase in the effective tax rate for 1995 is primarily due to the increase in the domestic taxable income and to the decreasing effect of the research and development tax credit as a percentage of the total. The research and development tax credit expired effective June 30, 1995. The 1995 effective tax rate reflects adjustments from the Federal statutory rate primarily attributable to foreign tax rate benefits.

Sales for the first nine months of 1995 were $453,905,000, an increase of 31.3 percent from sales of $345,582,000 for the same period in 1994. All major product areas experienced growth for the first nine months of 1995 versus the same period in 1994. The growth in sales was led by the international sales channel as the Martis DXX system sales increased 104 percent over the same period last year. The domestic sales increase of 20.8 percent was primarily generated by the Company's SONET-based TITAN 5500 digital cross-connect system.

Net earnings for the first nine months of 1995 were $77,500,000 compared to $46,314,000 in 1994. Primary and fully diluted earnings per share

                                       -8-
were 85 cents for the first nine months of the year compared to 51 cents for the same time period in 1994. (The 1994 per share amounts are restated to reflect the two-for-one stock split effective May 19, 1995.) The growth in earnings for the first nine months of 1995 was due to the increase in revenues and an increase in gross margin to 56.1 percent from 54.0 percent for the same time period in 1994. The increase in gross margin was realized through continued efficiencies in manufacturing operations and in product mix as volume increased. The gross margin percent for the total year 1995 is expected to remain at approximately 56 percent.

Operating expenses for the first nine months of 1995 were $148,941,000, a 20.9 percent increase over the same period in 1994. Increased headcount and the related expenses necessary to support and service domestic and international products, particularly the Martis DXX system, were the primary reasons for this increase in operating expenses. Total operating expenses, as a percent of sales, decreased from 35.6 percent during the first nine months of 1994 to 32.8 percent for the same period in 1995. This 2.8 percent decrease resulted from a greater percentage increase in sales as compared to operating expenses. Operating expenses for all of 1995 are expected to approximate 33 percent of sales.

Interest income contributed $4,102,000 to pretax income during the first nine months of 1995, an increase of 70 percent from $2,413,000 in 1994. This increase was due to significantly higher average cash balances and higher market interest rates in 1995.

The foreign exchange losses of $713,000 incurred during the first nine months of 1995 were a result of the weakened U.S. dollar against the Finnish markka and the Irish punt. The foreign exchange losses of $817,000 that were reported during the first nine months of 1994 primarily resulted from the weakened U.S. dollar against the Irish punt, the weakened Canadian dollar against the U.S. dollar, and the strength of the Finnish markka against all Scandinavian currencies and the German deutschemark.

Interest expense was $96,000 during the first nine months of 1995 compared to $1,634,000 during the same period in 1994. The 1994 interest expense was related to the bank debt used to finance the acquisition of Martis Oy. The debt was entirely repaid by the fourth quarter of 1994. Other non-operating income for 1995 was $163,000.
This resulted from a gain on the sale of a long-term investment being partially offset by losses of a joint venture. Other non-operating expense in 1994 of $896,000 was primarily due to capital losses on fixed assets combined with joint venture losses.

The effective tax rate was approximately 29 percent for the first nine months of 1995 compared to 26 percent for the same period in 1994. The increase in the effective tax rate for 1995 is primarily due to the increase in the domestic taxable income and to the decreasing effect of the research and development tax credit as a percentage of the total. The research and development tax credit expired effective June 30, 1995. The 1995 effective tax rate reflects adjustments from the Federal statutory rate primarily attributable to foreign tax rate benefits.




                                       -9-
Ongoing Developments

One area of expanding interest for the Company is the local exchange loop. As telecommunications service providers and cable system operators seek to expand the services offered to their customers, the local loop becomes an increasingly competitive portion of the marketplace. Legislation directed toward expanding competition in the local loop environment (The Communication Act of 1995) was recently approved in both the U.S. Senate and House of Representatives and the two bills will soon be reviewed by a joint committee to resolve differences between the bills before forwarding the joint bill to the Administration. Present indications are, however, that a veto of this legislation is as likely as passage.

One of the products expected to address this local loop market is the CABLESPAN system currently being developed by the Company in a joint venture arrangement with AFC. The technology platform that forms the basis for this product was provided to the venture by AFC. AFC is in litigation with DSC Technologies Corporation and DSC Communications Corporation (collectively, DSC) relating to the intellectual property comprising that platform, as has previously been reported in trade publications and by DSC. DSC is seeking, among other things, a permanent injunction prohibiting AFC's sale or other use of the property. AFC has denied DSC's allegations and has filed counterclaims. If AFC were to lose its rights to the intellectual property, the Company's ability to continue to promote its CABLESPAN system as currently configured could be adversely affected. While there can be no assurance that AFC will prevail in this litigation, it has represented to the Company that it believes DSC's claims to be without merit. In October, 1995, the Company was served with a complaint by DSC in litigation related to DSC's claims against AFC (see Part II, Item I, "Legal Proceedings").




























                                      -10-
                      PART II.  OTHER INFORMATION




ITEM 1.  Legal Proceedings

               On October 13, 1995, Tellabs Operations, Inc., a wholly-owned subsidiary of the Company, was served with a complaint filed by DSC in The Circuit Court of Cook
               County, Illinois, alleging misappropriation of DSC's trade secrets. The complaint seeks a permanent injunction on the use, disclosure or dissemination of DSC's trade secret information, actual and exemplary damages, disgorgement of any unjust enrichment, a constructive trust for the benefit of DSC holding all profits generated by the alleged misappropriation of DSC's trade secrets and costs in connection with the complaint. Pursuant to the terms of the joint venture agreement between the Company and AFC, AFC is obligated to defend and indemnify the Company against any and all damages and costs, including attorney's fees, arising out of these claims. The Company has tendered the complaint to AFC pursuant to the joint venture agreement. The Company believes that it has meritorious defenses to the complaint and intends to pursue them vigorously.



ITEM 6.  Exhibits and Reports on Form 8-K

     (A) Exhibits:

               Exhibit 11 - Calculation of Per Share Earnings.

               Exhibit 27 - Financial Data Schedule.

     (B) Reports on Form 8-K:

               There were no reports on Form 8-K filed during the quarter ended September 29, 1995.



















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



October 31, 1995
----------------- (Date)






























                                      -12-