Form 10-K405
period 1995-12-29
TELLABS INC
filed 1996-03-21
CIK 317771

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                Form 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                For the fiscal year ended December 29, 1995

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

                            Yes [X] No [ ]

On March 1, 1996, 88,881,441 common shares of Tellabs, Inc., were outstanding, and the aggregate market value (based upon the closing sale price of the National Market System) of such shares held by nonaffiliates was approximately $3,552,039,000.

Documents incorporated by reference: Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 29, 1995, are incorporated by reference into Parts I and II, and portions of the

                                   1
registrant's Proxy Statement dated March 21, 1996 are incorporated by reference into Part III.

                                  PART I

ITEM I.  BUSINESS

Tellabs, Inc., an Illinois corporation, began operations in 1975 and became publicly owned in 1980. During 1992, the Illinois corporation merged with and into Tellabs Operations, Inc., a wholly owned subsidiary. As a result of the merger, Tellabs Operations, Inc., became a subsidiary of Tellabs, Inc., a Delaware corporation (with its subsidiaries, unless the context indicates otherwise, "Tellabs" or the "Company"). The Company designs, manufactures, markets and services voice and data transport and network access systems that are used worldwide by public telephone companies, long-distance carriers, alternate service providers, cellular and other wireless service providers, cable operators, government agencies, utilities, and business end-users.

Products provided by the Company include digital cross-connect systems, managed digital networks and network access products. Digital cross-connect systems include the Company's TITAN (a registered trademark of Tellabs Operations, Inc.) 5500 series of digital cross-connect systems. Managed digital networks include the Martis (a trademark of Martis Oy) DXX multiplexer, statistical multiplexers, packet switches, T1 multiplexers, and network management systems. Network access products include digital signal processing (DSP) products such as echo cancellers and T-coders; special service products (SSP) such as voice frequency products; and local access products such as high bit rate digital subscriber line (HDSL) products and the CABLESPAN (a trademark of Tellabs Operations, Inc.) system.

The Company's products are sold in both the domestic and international marketplaces (under the Tellabs name and trademarks and under private labels) through the Company's field sales force and selected distributors to a major customer base. This base includes Regional Bell Operating Companies (RBOCs), independent telephone companies (ITCs), interexchange carriers (IXCs), local telephone administrations (PTTs), local exchange carriers (LECs), original equipment manufacturers (OEMs), cellular and other wireless service companies, cable operators, alternate service providers, system integrators, government agencies, and business end-users ranging from small businesses to Fortune 500 companies.

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

This same availability of technology in capital equipment makes it possible for the Company to efficiently and competitively continue to produce its own products in its world class manufacturing facilities located throughout the world.

Each of the Company's manufacturing operations is registered under the ISO 9000 standard. ISO 9000 is an international set of standards developed to provide quality assurance for companies seeking to improve their quality standards and customer service. The final registrant was the Company's subsidiary in Finland, which successfully completed the ISO 9001 audit at the end of 1995.

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

The SONET (synchronous optical network) Digital Cross-Connect Systems operate under software control and are typically used to build and control the wideband and broadband transmission infrastructure of the telecommunication service provider. Telecommunication managers utilize the digital cross-connect systems to reduce cycle time while minimizing capital and operating expense. Key applications include centralized and remote testing of transmission facilities, grooming of voice, data, and video signals, automated provisioning of new services, and restoration of failed facilities. All of the TITAN systems include a feature for monitoring facility performance which enhances "process of elimination troubleshooting" in a complex network. The user can determine the early warnings of facility degradation rather than reacting to a network outage. The digital cross-connect system also converts international to domestic transmission and signaling standards. These products augment the ability of users to provide current, emerging, and future service to business and residential customers. Advanced survivable business services also utilize the TITAN products for interconnecting fiber transmission.

The TITAN systems vary in switching rate and facility interface speed. Tellabs offers the SONET TITAN 5300 series of cross-connect systems that can interface facilities at STS-1, DS3, DS1, E1, DS0, and subrate levels, and can switch them at DS0 levels and below. The systems in this series allow modular non-service affecting growth with capacities ranging from 8 to 4,000 ports.

Tellabs offers the Company's flagship SONET TITAN 5500 system which interfaces facilities at the DS1, DS3, STS-1 and/or fiber optic OC-N levels, and cross-connects them at levels of DS1/VT1.5 and above. The TITAN 5500 is the first digital cross-connect system in the world to integrate optical (N=3,12) equipment. The high speed optical transmission facilities are designed to meet the growing SONET standard. A single TITAN 5500 system can carry the equivalent of 700,000 simultaneous phone conversations.

It is expected that the SONET transmission market will continue to demonstrate significant growth through the turn of the century. New technologies in this market include fiber optics and the integration of network management and asynchronous transfer mode (ATM) switching.

Digital systems products accounted for approximately 49 percent, 46 percent, and 42 percent of 1995, 1994, and 1993 sales, respectively.

Managed Digital Networks

Since Tellabs' entry into the data communications marketplace in 1983, the Company has developed a comprehensive family of networking products to address the requirements and flexibility demanded by the users of communications services. Products within this group include the Martis DXX system and the CROSSNET (a registered trademark of Tellabs Operations, Inc.) family of network-compatible T1/E1 time division multiplexers.

The Martis DXX system is a complete access and transport network designed to be used by telecommunications service providers worldwide for the delivery of business services, digital leased lines and integrated customer access. Typical business service applications include PABX networking, high speed data access, value added data services such as frame relay and X.25, and voice telephony. The Martis DXX system acts as the transport infrastructure for mobile networks such as digital and analog cellular, paging, trunked mobile radio and mobile data. Martis DXX systems can also function as general purpose networks carrying the wide variety of services that may be provided by the public telecommunications service provider.

Recent enhancements to the Martis DXX system have focused on extending the current product portfolio with new features and functions including a wider variety of access configurations and speeds as well as significant enhancements to the DXX network management system to provide advanced management options to the public telecommunications service provider such as virtual private networking. The DXX system is also being enhanced to provide high speed optical synchronous digital hierarchy interfaces as well as support for cell and packet based technologies such as frame relay and ATM.

The CROSSNET 440, 441 and 442 are a family of intelligent T1/E1 multiplexers that interface voice, data and video devices (up to 2.048Mbps) and multiplex them over private TDM networks. The CROSSNET 445 provides timeslot interchange and DS0/DS1 switching and is used to network 440, 441 and 442 nodes. This family of intelligent multiplexers can be provisioned (network-wide) from any one node. In addition, they can automatically provision many of the voice and data applications and have an integrated NMS system that can adjust the bandwidth in 400bps increments for highly efficient use of the DS1 or fractional DS1 facility.

These products compete in the Wide Area Network (WAN) access market. End-users buy these products through value added re-sellers, service providers and direct from Tellabs. The products are used to combine voice, data and video applications for transmission over T1, FT1, E1, Nx56 and Nx64 facilities. They provide for more efficient utilization of the bandwidth and access to dedicated services.

Although the CROSSNET product line serves a maturing market that is migrating to newer technologies such as frame relay, ATM and low-bit-rate-voice (LBRV), there continues to be significant opportunities for the traditional CROSSNET multiplexers in both the domestic and international markets. Tellabs has recently enhanced the CROSSNET family of multiplexers by adding LBRV compression at 8 and 16kbps in its DS0 channels and T1 trunks and enhanced CROSSNET's analog voice capability for competing in the growing branch office multiplexer market. The Company has also added a variable-speed network interface (NX64) to the CROSSNET 44X for use with international networks or satellite radio channels.

                                   4
Managed digital networks accounted for approximately 28 percent, 27 percent, and 21 percent, of 1995, 1994, and 1993 sales, respectively.

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

DSP products primarily address the needs of cellular companies, LECs, and IXCs, both domestically and internationally. Such products include the Company's echo cancellation (or control) and voice compression products. The echo control products primary function is to provide voice quality enhancements such as the removal of irritating feedback (from one's own voice) that occurs on virtually all long distance connections and many wireless connections. The voice compression product (T-Coder) doubles the capacity of digital transmission facilities used for voice and data services. This product has great economic appeal to cellular companies, IXCs, and end-users who want to double T1 or E1 capacity without incurring the cost of a new facility. These DSP products have benefited from the growth of the markets that these products address.

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

The local access product area includes CABLESPAN, a local access system, and EXPRESSPAN, (a registered trademark of Tellabs Operations, Inc.) a T1 transmission product.

The CABLESPAN 2300 system is a product of Advanced Access Labs (AAL), a joint venture between the Company and Advanced Fibre Communications, Inc.
(AFC), designed to address the emerging cable and alternate service provider markets. With the CABLESPAN system, cable companies can offer a variety of two-way services which include telephone, facsimile, telecommuting, video conferencing and access to information services to residential and business customers using their existing hybrid fiber coaxial networks.

The EXPRESSPAN high bit rate digital subscriber line (HDSL) transmission products allow LECs and large customer premise networks to address the growing need to install T1 facilities quickly without the expense of engineering, installation, and maintenance of T1 line repeaters.

Network access products accounted for approximately 21 percent, 26 percent, and 35 percent of 1995, 1994, and 1993 sales, respectively.

MARKETING

Sales are generated through the Company's direct sales organization and selected distributors. The Domestic sales group consists of approximately 57 direct sales personnel, and additional sales agents and sales support personnel located throughout the United States. The International sales group consists of approximately 35 direct sales personnel, and additional sales agents and sales support personnel in Canada, Latin America, South America, Europe, the Middle East, Africa, Asia and Australia.

The Domestic sales organization conducts its activities from the corporate headquarters and eight regional or district offices. The International sales organization conducts its activities from the corporate headquarters and fifteen regional offices. The regional offices are generally staffed by a regional sales manager, system sales engineers, and additional personnel as required.

Direct orders through the Company's field sales organization accounted for approximately 88 percent of 1995 sales.

The Company has national account managers to coordinate sales activities for its major customer groups, and product managers to coordinate the marketing activities for each major product area.

The Domestic sales organization uses a vertical markets approach for the sales of its products. As a result, large accounts such as RBOCs, IXCs, wireless, alternate service providers, and emerging market customers are serviced by teams to better represent both product and service offerings. The International sales organization is structured to support activities on a regional basis.

The Company has arrangements with a number of distributors of telecommunications equipment, both in the United States and internationally, some of whom maintain inventories of the Company's products to facilitate prompt delivery. These distributors provide information on the Company's products through their catalogs and through trade show demonstrations. The Company's field sales force also assists these distributors with regular calls to them and their customers. In addition, the Company utilizes other channels of distribution, including approximately 13 value added resellers for its CROSSNET line of networking multiplexers. Distributors, as a group, accounted for approximately 12 percent of 1995 sales. No single distributor accounted for more than 10 percent of 1995 sales.

CUSTOMER SERVICE

Tellabs maintains a worldwide customer service organization focused on providing its customers high quality technical and administrative product support. To ensure global support, Tellabs has five worldwide logistic centers (Lisle, Illinois; Shannon, Ireland; Mississauga, Canada; Espoo, Finland; and Hong Kong).

Tellabs' customer service organization supports its customers with a wide range of services that include application engineering and support, installation, post-sale support, service agreements, on-site training, product repair (warranty administration), on-site maintenance, third party maintenance, consultation, logistics management, and 24-hour technical support.

The Tellabs technical support organization consists of unique and highly-trained teams that focus on customer support of the TITAN 5500, TITAN 53XX, 44X, 33X, VF and Martis DXX product lines. The teams track customer complaints to capture, collect and report on product performance and overall customer profiles, as they continue to track the status of customers' calls until completion.

Tellabs provides product warranties for periods ranging from one to five years for the repair or replacement of customer premises-located modules and systems found to be faulty due to defective material. Tellabs has an Advance Replacement Policy that allows for the immediate replacement of customer modules in response to a time critical service outage.

CUSTOMERS

Sales to customer groups as a percentage of total sales were approximately as follows:
                                             1995     1994     1993

Bell Operating Companies                      28%      26%      23%
Independent Telephone Companies                5%       7%      10%
Interexchange Carriers                        16%      16%      12%
Corporate America, OEMs, Governmental
  Agencies, Cellular Companies, Utility
  and Railroad Companies, Alternate Service
  Providers, and System Integrators           14%      17%      25%
Foreign Sales
  North America (primarily Canada)             4%       4%       9%
  International                               33%      30%      21%
                                             ----     ----     ----
 TOTAL                                       100%     100%     100%
                                             ====     ====     ====

At December 29, 1995, and December 30, 1994, backlogs were approximately $84 million and $80 million, respectively. All of the December 29, 1995, backlog is expected to be shipped in 1996. The Company considers backlog to be an indicator, but not the sole predictor, of future sales.

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

                                   7
The managed digital network products compete in two areas. The principal competition for the multiplexers are Newbridge Networks Corporation, General DataComm Industries Inc., Premisys, Timeplex, Inc. and Ascend. The major competitors of the Martis DXX type networks are Newbridge Networks Corporation, Nokia Telecommunications, and Network Equipment Technologies.

The network access products currently compete in five product areas: special services, echo cancellers, transcoders, HDSL and CABLESPAN. The principal competitors in the special services market are Teltrend and Westell. The leading competitors in the echo canceller market are Coherent Communications, DSC and Ditech. The major competitors in the transcoder market are DSC and Aydin. In the HDSL arena, Pair Gain and Adtran are the principal competitors. CABLESPAN competitors are Nortel, Motorola, Scientific Atlanta and ADC Telecommunications, Inc.

RESEARCH AND DEVELOPMENT

The telecommunications industry continues to be characterized by rapid technological change. Historically, the technology of this industry had been mainly analog, characterized by signals continuous in time with information contained in the frequency and amplitude of the signals. The industry has rapidly shifted toward digital technology in which information is coded in discrete pulses. The Company's current product development effort is directed almost entirely toward designing new products utilizing digital, fiber optic and ATM technology. The Company has also focused much of its research and development efforts on large system software development and associated processes.

Many products used in network access system applications are well-suited to the use of digital implementation techniques, including utilization of microprocessors and other VLSI devices. The Company's ability to combine analog and digital technologies has been an important ingredient in its product development. The Company currently manufactures a number of products using microprocessor control circuitry which make extensive use of microprocessors and complex system software. The Company is also actively developing products which utilize high speed fiber optic technologies to provide higher performance transmission characteristics in today's telecommunication networks. The Company is continually updating its research and development capabilities through the addition of new computer-aided design (CAD) and computer-aided software engineering (CASE) tools, which assist in electronic, mechanical, and software design. Use of such tools is imperative as the Company seeks to respond to industry and customer demands for intelligent digital systems and networking products with capabilities for automated remote maintenance and provisioning.

The Company is involved in several product-oriented alliances. In April 1994, the Company entered into a joint venture agreement with AFC, a Petaluma, California-based provider of next-generation digital loop carrier equipment. Under the agreement, the Company and AFC formed a 50/50 joint venture partnership (AAL) for the development and manufacture of a telephony-over-cable transport system which is being marketed by the Company under the tradename CABLESPAN. The CABLESPAN system, which is currently in field trial, allows customers to use existing hybrid fiber-coax for telephone and other new services such as telecommuting, video conferencing and access to information services. In addition to its investment in AAL, the Company has made several equity investments in AFC.


In 1995, the Company renegotiated the OEM agreement and licensing agreement with Cisco Systems, Inc. Under the terms of the agreements, the Company retained the right to market Cisco's existing ATM product and received licensing rights to develop derivative works of the product. Although, the Company has cancelled the PORTSPAN 4000 development project which uses the Promptus Communications technology, the Company continues to have the right to manufacture the Promptus OASIS 1000 (a registered trademark of Promptus Communications, Inc.) bandwidth manager, an inverse multiplexing and switched digital services access product.

Martis Oy in Espoo, Finland, and Tellabs Holdings Ltd. in Shannon, Ireland, are the focal points for the Company's research and development efforts for the European Economic Community. The Company's Canadian subsidiary discontinued its research and development efforts in early 1996.

These agreements, relationships and international development efforts allow the Company access to technology that is important to the future of its products. In addition, to ensure that the technologies Tellabs uses are in keeping with industry developments and to increase the Company's ability to develop new technologies, the Company conducts research at its laboratory in Mishawaka, Indiana, and also utilizes its research facilities at its Espoo, Finland-based subsidiary along with a separate facility in Oulu, Finland, and its Shannon, Ireland-based subsidiary for the European marketplace.

Research and development expenses were $81.9 million in 1995, $64.8 million in 1994, and $51.0 million in 1993. The Company plans to spend approximately $95.0 million on research and development in 1996. These expenditures reflect the Company's commitment to the enhancement of existing products and development of new products designed to satisfy the needs of communications service providers worldwide.

MANUFACTURING AND EMPLOYEES

The Company assembles its products from standard components and from fabricated parts which are manufactured by others to the Company's specifications. Such purchased items represented approximately 72 percent of cost of sales in 1995.

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

At December 29, 1995, the Company had 2,814 employees, of which 618 were employed in the sales, sales support and marketing area, 786 in product development, 1,172 in manufacturing, and 238 in administration. The Company considers its employee relations to be good. It is not a party to any collective bargaining agreement.

TRADEMARKS, PATENTS AND COPYRIGHTS

The Company has various trade and service marks, both registered and unregistered, in the U.S. and in numerous foreign countries (collectively, Marks). All of these Marks are important in that they differentiate the Company's products and services within the industry through brand name recognition. Current Marks of the Company include TELLABS, MARTIS, ALTA, ASC, CABLESPAN, CLEARCALL, CROSSNET, DATAPLEXER, DXX, DYNAMIC SIGNAL TRANSFER, ESQ, ExpresSPAN, FLASHLOAD, INTERMAKER, NAVIGATING CHANGE, NMCS 2500, PORTSPAN, RADAR, RA SERIES, SONET TO THE CORE, T-CODER, TELEMARK, TITAN, TURNING YOUR COPPER INTO GOLD, VANTAGE POINT, WE PUT THE WIRE IN WIRELESS, YOUR NETWORKING PARTNER, 331 XPLEXER, and the Company's logos. The Company is not aware of any factor which would affect its ability to utilize any of its major trademarks.

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

BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one business segment. Information with respect to the Company's operations in its two geographical areas for the fiscal years ended December 29, 1995, December 30, 1994 and December 31, 1993, is set forth in Note I on page 35 of the registrant's Annual Report to Stockholders and is incorporated herein by reference.


ITEM 2.  PROPERTIES

Tellabs' corporate headquarters is located on 18-1/2 acres of Company-owned land approximately 30 miles west of Chicago in Lisle, Illinois. Located on this property are three buildings. The first is a 65,000 square foot building that functions as the Company's headquarters and houses a portion of the Digital Systems division's marketing and engineering personnel. The second is a 103,000 square foot building which houses customer service, research and development and administrative functions. The third building is a 54,000 square foot building utilized by the majority of the Digital Systems division's engineering operations.

The Company also owns 50 acres of land in Bolingbrook, Illinois (near Lisle) where a 230,000 square foot manufacturing, engineering and office building was completed and occupied in July 1993. The Company expects to begin construction of a new 300,000 square foot addition to this facility in the spring of 1996. Construction of the addition, which is expected to be completed by mid-1997, is expected to cost approximately $33,000,000.

The Company also owns approximately 75 acres of land in Round Rock, Texas, and approximately 2.6 acres of land in Mississauga, Ontario, Canada. The Texas property includes an 84,000-square foot manufacturing facility. The Canadian property includes a 20,000-square foot office/warehousing

                                   10
building. The Company also owns three office/manufacturing facilities in Espoo, Finland. A 62,000-square foot building is used for engineering, marketing, and administrative offices. The second building of approximately 150,000 square feet is used for production. The third is a 35,000 square foot office building which is currently used for engineering offices.

The Company leases additional facilities at the following locations:
Mishawaka, Indiana (research); Atlanta, Georgia (sales); White Plains, New York (customer service); Naperville, Illinois (sales); Denver, Colorado (sales); Pulallup, Washington (customer service); Irving, Texas (sales); Rockville, Maryland (sales); Costa Mesa, California (Sales); San Jose, California (Sales); Littleton, Colorado (Sales); St. Louis, Missouri (Sales); and Lisle, Illinois (training). Some of the Company's international subsidiaries also lease space for their operations, including a 56,000 square foot sales and production facility in County Clare, Ireland and additional space in Espoo, Finland and Oulu, Finland for administration and engineering, respectively.

The Company owns substantially all the equipment used in its business. The Company believes that its facilities are adequate for the level of production anticipated in 1996, and that suitable additional space and equipment will be available to accommodate expansion as needed.

ITEM 3.  LEGAL PROCEEDINGS

On October 13, 1995, Tellabs Operations, Inc., a wholly-owned subsidiary of the Company, was served with a complaint filed by DSC Technologies Corporation and DSC Communications Corporation (collectively, DSC) in The Circuit Court of Cook County, Illinois, alleging misappropriation of DSC's trade secrets. The complaint seeks a permanent injunction on the use, disclosure or dissemination of DSC's trade secret information, actual and exemplary damages, disgorgement of any unjust enrichment, a constructive trust for the benefit of DSC holding all profits generated by the alleged misappropriation of DSC's trade secrets and costs in connection with the complaint. Pursuant to the terms of the joint venture agreement between the Company and AFC, AFC is obligated to defend and indemnify the Company against any and all damages and costs, including attorney's fees, arising out of these claims. The Company has tendered the complaint to AFC pursuant to the joint venture agreement. The Company believes that it has meritorious defenses to the complaint and intends to pursue them vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.












                          EXECUTIVE OFFICERS OF THE REGISTRANT

 NAMES AND BUSINESS EXPERIENCE         YEAR OF  CURRENT
                                        BIRTH   POSITION

Michael J. Birck                          1938  President, Chief
President, Chief Executive Officer              Executive Officer and
and Director since 1975.                        Director

Peter A. Guglielmi                        1942  President, Tellabs
President, Tellabs International,               International, Inc.,
Inc. and Director since 1993;                   Executive Vice President,
Executive Vice President, Chief                 Chief Financial Officer,
Financial Officer and Treasurer                 Treasurer and Director
since 1990; Secretary 1988 to 1993.             Tellabs, Inc., and Tellabs
                                                Operations, Inc.

Brian J. Jackman                          1941  President, Tellabs
President, Tellabs Operations, Inc.             Operations, Inc,
and Director since 1993; Executive              Executive Vice President
Vice President, since 1990.                     and Director

Charles C. Cooney                         1941  Vice President, Sales and
Vice President, Sales and Service,              Service, Tellabs Operations,
Tellabs Operations, Inc. since 1993;            Inc.
Vice President, Sales, 1979 to 1993.

Carol Coghlan Gavin                       1956  Vice President, General
Vice President and General Counsel,             Counsel and Secretary,
Tellabs Operations, Inc. since                  Tellabs Operations, Inc.,
1992; Secretary since 1993;                     Secretary
Assistant Secretary 1989 to 1993;
General Counsel, 1988 to 1992.

Jon C. Grimes                             1947  Vice President and General
Vice President and General Manager,             Manager, Network Access
Network Access Systems Division,                Systems Division,
Tellabs Operations, Inc. since 1993;            Tellabs Operations, Inc.
Vice President and General Manager,
Network Products Division 1989 to 1993.

J. Thomas Gruenwald                       1948  Vice President, Strategic
Vice President, Strategic Resources,            Resources, Tellabs
Tellabs Operations, Inc. since 1995;            Operations, Inc.
Director, Engineering 1991 to 1995.

J. Peter Johnson                          1949  Vice President, Finance and
Vice President, Finance and Treasury,           Treasury, Assistant Secretary
Assistant Secretary and Controller,             and Controller, Tellabs, Inc.,
Tellabs Operations, Inc. since 1992;            and Tellabs Operations, Inc.
Vice President, Finance and Treasury,
Assistant Secretary and Controller,
1990 to 1992.

John C. Kohler                            1952  Vice President, Manufacturing,
Vice President, Manufacturing, Tellabs          Tellabs Operations, Inc.
Operations, Inc. since 1993; Vice
President, Product Support Services,
1989 to 1993.
                                   12
Harvey R. Scull                           1949  Vice President, Advanced
Vice President, Advanced                        Business Development, Tellabs
Business Development, Tellabs                   Operations, Inc.
Operations, Inc. since 1993;
Director, New Business Development,
1989 to 1993.

Richard T. Taylor                         1948  Vice President and General
Vice President and General Manager,             Manager, Digital Systems
Digital Systems Division, Tellabs               Division, Tellabs
Operations, Inc. since 1993; Director           Operations, Inc.
of Marketing and Product Development,
Digital Systems Division, 1989 to 1993.

Jeffrey J. Wake                           1949  Vice President and General
Vice President and General                      Manager, Europe, Middle East
Manager, Europe, Middle East                    and Africa, Tellabs
and Africa, Tellabs International,              International, Inc.
Inc. since 1993; Director of
International Sales, 1992; Sales
Director, Tellabs Pty. Ltd, 1990
to 1992.

Nicholas J. Williams                      1947  Vice President and General
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

























                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The sections entitled "Common Stock Market Data" on pages 5 and 42 of the Company's Annual Report to Stockholders for the year ended December 29, 1995 (the "Annual Report") are incorporated herein by reference. They are also included in Exhibit 13, as filed with the SEC. See discussion referred to in Item 7 below for dividend information.

ITEM 6.  SELECTED FINANCIAL DATA

The section entitled "Five-Year Summary of Selected Financial Data" on page 4 of the Annual Report is incorporated herein by reference. It is also included in Exhibit 13, as filed with the SEC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled "Management's Discussion and Analysis" on Pages 37 to 40 of the Annual Report is incorporated herein by reference. It is also included in Exhibit 13, as filed with the SEC.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Certified Public Accountants and the Consolidated Financial Statements and Notes thereto on pages 21 through 36 of the Annual Report are incorporated herein by reference. They are also included in Exhibit 13, as filed with the SEC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.























                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required, except for information relating to the executive officers of the registrant which appears at the end of Part I above, is incorporated herein by reference to the section entitled "Election of Directors" in the registrant's Proxy Statement (the "Proxy Statement") dated March 21, 1996.


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

The following Consolidated Financial Statements of Tellabs, Inc., and Subsidiaries, included in registrant's Annual Report to Stockholders for the year ended December 29, 1995, are incorporated by reference in Item 8:

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets: December 29, 1995 and December 30, 1994

     Consolidated Statements of Earnings: Years ended December 29, 1995, December 30, 1994 and December 31, 1993

     Consolidated Statements of Stockholders' Equity: Years ended December 29, 1995, December 30, 1994, and December 31, 1993

     Consolidated Statements of Cash Flows: Years ended December 29, 1995, December 30, 1994 and December 31, 1993

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

(b) The Registrant filed a report on Form 8-K on or about April 25, 1995, as disclosed in the second quarter 10-Q and another report on Form 8-K on or about March 15, 1996.

(c)  Exhibits:
     3.1   Restated Certificate of Incorporation 5/
     3.2   Amended and Restated By-Laws, as amended 3/
     4. Upon request of the Securities and Exchange Commission, registrant hereby agrees to furnish to the Commission copies of instruments (not filed) defining the rights of holders of long-term debt of the Company. (This undertaking is in lieu of a separate exhibit.)
     10.1 Tellabs, Inc. Deferred Compensation Plan, as amended and its related trust
     10.2  1981 Incentive Stock Option Plan, as amended and restated 1/
     10.3  1984 Incentive Stock Option Plan, as amended and restated 1/
     10.4  1986 Non-Qualified Stock Option Plan, as amended and restated 1/


                                   16
     Exhibits: (Continued)
     10.5 1987 Stock Option Plan for Non-Employee Corporate Directors, as amended and restated 1/
     10.6  1989 Stock Option Plan, as amended and restated 1/
     10.7  Employee Quality Stock Award Program 2/
     10.8  Form of Employment Agreement 3/
     10.9  1991 Stock Option Plan, as amended and restated 1/
     10.10 Description of Split-Dollar Insurance Arrangement with the Michael J. Birck Irrevocable Trust 3/
     10.11 1994 Stock Option Plan 4/
     11.   Computation of Per Share Earnings
     13.   Annual Report to Stockholders
     20.1 Agreement of Merger Between Tiger Merger Co., and Steinbrecher Corporation dated as of March 11, 1996
     21.   Subsidiaries of the Registrant
     23.   Consent of Independent Certified Public Accountants
     27.   Financial Data Schedule

Exhibits 10.1 through 10.11 are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) hereof.

(d)  Schedules: See Item 14(a)2 above.

1/ Incorporated by reference from Tellabs, Inc. Post-effective Amendment No. 1 on Form S-8 to Form S-4 filed on or about
     June 29, 1992 (File No.  33-45788).
2/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended April 1, 1988 (File No. 0-9692).
3/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended January 1, 1993 (File No. 0-9692).
4/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 1993 (File No. 0-9692).
5/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 30, 1995 (File No. 0-9692).

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TELLABS, INC.

March 20, 1996               By  /s Michael J. Birck
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                           DATE

/s Michael J. Birck        President and Director         March 20, 1996
                           (Principal Executive
                           Officer)

/s Peter A. Guglielmi      Executive Vice President       March 20, 1996
                           (Principal Financial
                           Officer) and Director

/s J. Peter Johnson        Controller (Principal          March 20, 1996
                           Accounting Officer)

/s Brian J. Jackman        Director                       March 20, 1996


/s John D. Foulkes         Director                       March 20, 1996


/s Frederick A. Krehbiel   Director                       March 20, 1996


/s Stephanie Pace Marshall Director                       March 20, 1996


/s Robert P. Reuss         Director                       March 20, 1996


/s William F. Souders      Director                       March 20, 1996


/s Thomas H. Thompson      Director                       March 20, 1996

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors
Tellabs, Inc.


In connection with our audit of the consolidated financial statements of Tellabs, Inc., and Subsidiaries, referred to in our report dated January 17, 1996, which is included in the annual report to shareholders and incorporated by reference in Part II of this form, we have also audited
Schedule II for each of the three years in the period ended December 29, 1995. In our opinion, this schedule presents fairly the information required to be set forth therein.




Grant Thornton LLP


Chicago, Illinois
January 17, 1996


                          TELLABS, INC.  AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended December 29, 1995, December 30, 1994 and December 31, 1993

                          ($ in thousands)

                                      Additions
                          Balance at charged to               Balance
                          beginning   costs and   Deduc-       at end
                            of year    expenses tions (A)     of year
                          ---------   --------- ---------     -------
1995
Allowance for
doubtful receivables           $992      $1,407       $82      $2,317
                             ======                            ======
1994
Allowance for
doubtful receivables           $844        $259      $111        $992
                             ======                            ======
1993
Allowance for
doubtful receivables         $1,498         $83      $737        $844
                             ======                            ======

NOTE:
(A) - Uncollectible accounts charged off, net of recoveries.
