Form 10-Q
period 1996-03-29
TELLABS INC
filed 1996-05-09
CIK 317771

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the quarterly period ended March 29, 1996

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

                    YES  [X]               NO[ ]

   On March 29, 1996, 88,919,761 common shares of Tellabs, Inc. were outstanding.




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























                                       -2-
                                 TELLABS, INC.
              CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS
                                 (Unaudited)
                                                        Mar. 29,  Dec. 29,
                                                          1996      1995
         Assets                                         --------- ---------
Current assets                                             (In thousands)
  Cash and cash equivalents                              $99,812   $92,485
  Investments in marketable securities                    75,721    69,751
  Accounts receivable, less allowance                    125,839   127,565
  Inventories
   Raw materials                                          29,745    31,302
   Work in process                                        13,124    11,694
   Finished goods                                         23,074    24,719
                                                        --------- ---------
                                                          65,943    67,715
  Other current assets                                     9,433     8,854
                                                        --------- ---------
          Total Current Assets                           376,748   366,370
  Property, plant, and equipment                         207,205   201,441
   Less accumulated depreciation                          87,592    84,419
                                                        --------- ---------
                                                         119,613   117,022
  Goodwill                                                41,627    44,958
  Other assets                                            22,822    23,701
                                                        --------- ---------
                                                        $560,810  $552,051
         Liabilities                                    ========= =========
Current Liabilities
  Accounts payable                                       $28,349   $30,097
  Accrued liabilities                                     30,697    42,183
  Income taxes                                            22,111    26,284
                                                        --------- ---------
          Total Current Liabilities                       81,157    98,564
  Long-term debt                                           2,850     2,850
  Other long-term liabilities                              7,264     6,179
  Deferred income taxes                                   11,051    11,225

         Stockholders' Equity
  Preferred stock, with $.01 par value-
   5,000,000 shares authorized, no shares issued              -         -
  Common stock, with $.01 par value -
   200,000,000 shares authorized 88,919,761
   shares issued and outstanding at March 29, 1996
   and 88,798,372 at December 29, 1995                       889       888
  Additional paid-in capital                              73,834    72,385
  Cumulative foreign currency translation adjustment       1,167     7,842
  Unrealized net holding (losses) gains on
   available-for-sale securities                            (599)       48
  Retained earnings                                      383,197   352,070
                                                        --------- ---------
        Total Stockholders' Equity                       458,488   433,233
                                                        --------- ---------
                                                        $560,810  $552,051
                                                        ========= =========

The accompanying notes are an integral part of these statements.


                                       -3-
                                 TELLABS, INC.
          CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF EARNINGS
                                 (Unaudited)

                                                        Three Months Ended
                                                        March 29, March 31,
                                                          1996      1995
                                                        --------- ---------
                                                       (In thousands, except
                                                         per share data)

Net sales                                               $172,256  $142,212
Cost of sales                                             74,482    62,943
                                                        --------- ---------
     Gross Profit                                         97,774    79,269

Marketing, general & administrative expense               33,613    27,670
Research and development expense                          21,602    19,788
Goodwill amortization                                        611       665
                                                        --------- ---------
     Total Operating Expense                              55,826    48,123

Operating Profit                                          41,948    31,146

Interest income                                           (1,975)   (1,126)
Interest expense                                              28        31
Other (income) expense, net                                 (572)      (70)
                                                        --------- ---------
Earnings before income taxes                              44,467    32,311
Income taxes                                              13,340     9,370
                                                        --------- ---------
   Net Earnings                                          $31,127   $22,941
                                                        ========= =========

Earnings per share *                                       $0.34     $0.25
                                                        ========= =========

Average number of shares of
common stock outstanding *                                92,020    91,302





* 1995 share amounts are restated to give effect to the two-for-one stock split effective May 19, 1995.


The accompanying notes are an integral part of these statements.










                                       -4-
                                  TELLABS, INC.
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                                   For The Three Months Ended
                                                        March 29, March 31,
                                                          1996      1995
                                                        --------- ---------
                                                            (In thousands)
Cash Flows from Operating Activities:
Net earnings                                             $31,127   $22,941
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
 Depreciation and amortization                             6,461     5,548
 Provision for doubtful receivables                          390       289
 Deferred income taxes                                      (457)    2,632
 Gain on sale of long-term investment                       ----      (929)
Net (increase) decrease in current assets:
 Accounts receivable                                        (467)    2,389
 Inventories                                                 536    (7,488)
 Other current assets                                         36     1,185
Net decrease in current liabilities:
 Accounts payable                                         (1,527)   (1,336)
 Accrued liabilities                                     (10,945)   (4,114)
 Income taxes                                             (3,527)   (1,452)
Net increase in other assets                                (325)   (1,784)
Net increase in other liabilities                          1,125       623
                                                        --------- ---------
Net Cash Provided by Operating Activities                 22,427    18,504

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment, net        (9,371)   (7,627)
 Payments for purchases of marketable securities         (39,622)  (25,597)
 Proceeds from sales of marketable securities             33,005     1,364
 Proceeds from sale of long-term investment                 ----     3,429
                                                        --------- ---------
Net Cash Used by Investing Activities                    (15,988)  (28,431)

Cash Flows from Financing Activities:
 Common stock sold through stock-option plans              1,450     3,943
                                                        --------- ---------
Net Cash Provided by Financing Activities                  1,450     3,943

Effect of exchange rate changes on cash                     (562)    1,795
                                                        --------- ---------
Net increase (decrease) in cash and cash equivalents       7,327    (4,189)

Beginning of period cash and cash equivalents             92,485    51,460
                                                        --------- ---------
End of period cash and cash equivalents                  $99,812   $47,271
                                                        ========= =========

Supplemental Disclosures:
Interest paid                                                $32       $26
Income taxes paid                                        $17,550    $4,844


The accompanying notes are an integral part of these statements.


                                       -5-
                                TELLABS, INC.
       NOTES TO CONDENSED CONSOLIDATED COMPARATIVE FINANCIAL STATEMENTS




1.  Financial Information:

The unaudited financial information reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Certain reclassifications have been made in the 1995 financial statements to conform to the 1996 presentation.


2.  Basis of Presentation:

These financial statements are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally reflected in the Company's Annual Report on Form 10-K. Accordingly, the financial statements and notes herein should be read in conjunction with the financial statements and related notes in the Company's Form 10-K for the year ended December 29, 1995.

3.  Subsequent Event:

On April 17, 1996, Tellabs Operations, Inc., a wholly owned subsidiary of Tellabs, Inc. (the "Company") acquired all of the outstanding shares of Steinbrecher Corporation ("Steinbrecher") located in Burlington, Massachusetts pursuant to a Merger Agreement entered into on March 11, 1996. Steinbrecher supplies wideband base station products for digital cellular and wireless data applications. Effective April 19, 1996, Steinbrecher's name was changed to "Tellabs Wireless, Inc." ("Tellabs Wireless") which will operate within the Tellabs Wireless Systems division, a division of Tellabs International, Inc. The Company intends to continue the Tellabs Wireless business and to coordinate the development and marketing of its products with those of the Tellabs Wireless Systems division.

The consideration paid for the purchase of all of the outstanding shares of Steinbrecher was approximately $76 million in cash and was determined through arms-length negotiations. The purchase price was paid with $40 million obtained through a bank loan from Bank of America and the remainder from the Company's existing cash and cash equivalent balances.














                                       -6-
                  MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1996, the Company's cash, cash equivalents and marketable securities portfolio increased $13,297,000 to an all-time high of $175,533,000. The Company's record first quarter earnings of $31,127,000 were the primary contributor, partially offset by payments of $11,486,000 to reduce accrued liabilities. Accrued liabilities decreased from the December 29, 1995 balance due primarily to payments made during the first quarter for year-end obligations related to employee compensation programs.

The Company invested the cash provided by operating activities in higher yielding marketable securities and in property, plant, and equipment. Investments in property, plant, and equipment (net of disposals and translation adjustments) totalled approximately $9,400,000. Additions were made to increase manufacturing capacity at the Company's Texas facility, with a 41,000 square foot addition and accompanying equipment, along with worldwide investments in research and development equipment.

The Company currently expects total capital expenditures for 1996 to be approximately $50,000,000. This amount includes approximately $10,000,000 of the $33,000,000 planned for the expansion of the Company's Bolingbrook, Illinois manufacturing and research and development facility. Construction of the addition is expected to begin in the second quarter of 1996 with completion scheduled for mid-1997. The remaining 1996 expenditures are expected to be for manufacturing capacity and research and development equipment in Finland and Texas.

Net working capital at March 29, 1996 was $295,591,000, compared with working capital of $267,806,000 at December 29, 1995. The Company's current ratio at the end of the first quarter was 4.6 to 1. This increase in working capital was primarily due to the cash generated by operating activities offset by payments of year end accruals. Management believes that the existing level of working capital will be adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future. On April 17, 1996, the Company obtained bank financing of $40,000,000 to finance a portion of the acquisition of Steinbrecher and associated expenses. The Company believes that sufficient resources continue to be available to support the Company's growth either through currently available cash, through cash generated from future operations, or through additional short-term or long-term financing.

RESULTS OF OPERATIONS

Sales for the first quarter of 1996 were a record $172,256,000, up 21.1 percent from the previous first quarter record of $142,212,000 set in 1995. Sales growth during the first quarter of 1996 was driven primarily by a 66 percent increase in sales of the SONET-based TITAN
(a registered trademark of Tellabs Operations, Inc.) 5500 digital cross-connect system. Martis DXX (a trademark of Martis Oy) system sales reached an all time quarterly high.

Net earnings for the first quarter of 1996 were $31,127,000, up 35.7 percent from $22,941,000 a year earlier. Earnings per share for the

                                       -7-
current quarter were 34 cents compared with 25 cents for the first quarter of 1995. The 1995 earnings per share amount has been restated to give effect to the two-for-one stock split effective May 19, 1995.

The increase in earnings for the first quarter of 1996 was primarily the result of the aforementioned sales growth, a decrease in operating expenses as a percentage of sales, and an increas in the gross profit margin. Total operating expenses of $55,826,000 for the first quarter of 1996 were 32.4 percent of sales compared to $48,123,000, or 33.8 percent of sales, for the same period in 1995. Increased headcount and the related expenses necessary to support and service domestic and international products were the primary reasons for this increase in operating expenses. The increase in gross profit margin from 55.7 percent for the first quarter of 1995 to 56.8 percent in the first quarter of 1996 was realized through continued efficiencies in manufacturing operations and sales of higher margin products, as volumes increased.

Interest income contributed $1,975,000 to pre-tax income in the first quarter of 1996, up 75.4 percent from $1,126,000 in the first quarter of 1995. This increase was due to significantly higher average cash balances and higher market interest rates. Interest expense was $28,000 for the first quarter of 1996 compared to $31,000 for the first quarter of 1995. Interest expense for the remainder of 1996 will increase due to the increase in outstanding debt during the second quarter to support the acquisition of Steinbrecher.

Other non-operating income was $572,000 for the first quarter of 1996 compared to $70,000 for the first quarter of 1995. Foreign exchange gains of $411,000 were the primary contributor to 1996's first quarter other non-operating income. The foreign exchange gains were the result of the weakness of the Finnish markka against the Swedish krona and the U.S. dollar. Other non-operating income for the first quarter of 1995 was primarily the result of a gain on the sale of stock held as a long-term investment being partially offset by foreign exchange losses.

The effective tax rate was approximately 30 percent for the first quarter of 1996 and 29 percent for the first quarter of 1995. The increase in the effective tax rate for 1996 is reflective of the increase in TITAN 5500 system sales to the domestic market, where the tax rate is significantly higher than at our Ireland and Finland subsidiaries. The 1996 effective tax rate reflects adjustments from the Federal statutory rate primarily attributable to foreign tax rate benefits.














                                       -8-
                      PART II.  OTHER INFORMATION







ITEM 6.  Exhibits and Reports on Form 8-K

     (A) Exhibits:

               Exhibit 10.12 - Bank of America Promissory Note

               Exhibit 10.13 - Stock Bonus Plan

               Exhibit 11 - Calculation of Per Share Earnings.

               Exhibit 27 - Financial Data Schedule.

     (B) Reports on Form 8-K

               The Registrant filed a report on Form 8-K on March 11, 1996, to announce its intention to acquire Steinbrecher Corporation.

               The Registrant filed a report on Form 8-K on May 1, 1996, prior to the filing of this quarterly report of From 10-Q, with respect to the acquisition of Steinbrecher Corporation which included financial statements of Steinbrecher Corporation and pro forma financial statements of Tellabs, Inc. and subsidiaries as required by Item 7 of Form 8-K and Rule 3-05(b) of
               Regulation S-X.

               The Registrant also filed a report on Form 8-K/A on May 2, 1996. This amended Form 8-K was filed due to a computer error with regard to the original Form 8-K filed by the Registrant on May 1, 1996.




















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



                                        TELLABS, INC.
                                      ----------------
                                        (Registrant)



                                  s\ J. Peter Johnson
                                    -------------------
                                     J. Peter Johnson
                                     Vice President/Controller
                                     & Chief Accounting Officer




  May 9, 1996
- ----------------
     (Date)




























                                      -10-