Form 10-Q/A
period 1996-03-29
TELLABS INC
filed 1996-05-10
CIK 317771

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q/A

    [X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

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




                                       -1-
                             TELLABS, INC.

                                 INDEX

     Note: This amended Form 10-Q is being refiled due to computer error with regard to the original Form 10-Q filed by Tellabs, Inc. on May 9, 1996.



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




















                                       -9-
                             TELLABS, INC.

                               SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



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




  May 10, 1996
- ----------------
     (Date)




























                                      -10-