Form 10-Q
period 1996-06-28
TELLABS INC
filed 1996-08-08
CIK 317771

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the quarterly period ended June 28, 1996

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

                    YES  [X]               NO[ ]

   On June 28, 1996, 89,063,591 common shares of Tellabs, Inc. were outstanding.




                                       -1-
                             TELLABS, INC.

                                 INDEX





                                                                   Page

     PART I.        FINANCIAL INFORMATION


     Item 1.        Financial Statements:

                     Condensed Consolidated Comparative
                     Balance Sheets                                   3

                     Condensed Consolidated Comparative
                     Statements of Earnings                           4

                     Condensed Consolidated Comparative
                     Statements of Cash Flow                          5

                    Notes to Condensed Consolidated Comparative
                    Financial Statements                              7

     Item 2.        Management's Discussion and Analysis              8


     PART II.       OTHER INFORMATION

     Item 1.        Legal Proceedings                                12

     Item 4.        Submission of Matters to a Vote of
                    Security Holders                                 12

     Item 6.        Exhibits and Reports on Form 8-K                 12



     SIGNATURE                                                       13

















                                       -2-
                                 TELLABS, INC.
              CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS
                                 (Unaudited)            June 28,   Dec. 29
                                                          1996      1995
         Assets                                         --------- ---------
Current assets                                             (In thousands)
  Cash and cash equivalents                              $88,934   $92,485
  Investments in marketable securities                    53,268    69,751
  Accounts receivable, less allowance                    121,266   127,565
  Inventories
   Raw materials                                          33,699    31,302
   Work in process                                        13,298    11,694
   Finished goods                                         27,325    24,719
                                                        --------- ---------
                                                          74,322    67,715
  Other current assets                                    10,249     8,854
                                                        --------- ---------
          Total Current Assets                           348,039   366,370
  Property, plant, and equipment                         229,822   201,441
   Less accumulated depreciation                          95,785    84,419
                                                        --------- ---------
                                                         134,037   117,022
  Goodwill                                                64,035    44,958
  Intangible and other assets                             41,238    23,701
                                                        --------- ---------
                                                        $587,349  $552,051
         Liabilities                                    ========= =========
Current Liabilities
  Notes payable                                          $34,996   $  -
  Accounts payable                                        29,295    30,097
  Accrued liabilities                                     38,750    42,183
  Income taxes                                            17,085    26,284
                                                        --------- ---------
          Total Current Liabilities                      120,126    98,564

  Long-term debt                                           2,850     2,850
  Other long-term liabilities                             12,708     6,179
  Deferred income taxes                                    8,285    11,225
         Stockholders' Equity
  Preferred stock, with $.01 par value-
   5,000,000 shares authorized, no shares issued              -         -
  Common stock, with $.01 par value -
   200,000,000 shares authorized 89,063,591
   shares issued and outstanding at June 28, 1996
   and 88,798,372 at December 29, 1995                       891       888
  Additional paid-in capital                              76,403    72,385
  Cumulative foreign currency translation adjustment       2,511     7,842
  Unrealized net holding (losses) gains
    on available-for-sale securities                        (944)       48
  Retained earnings                                      364,519   352,070
                                                        --------- ---------
        Total Stockholders' Equity                       443,380   433,233
                                                        --------- ---------
                                                        $587,349  $552,051
                                                        ========= =========


The accompanying notes are an integral part of these statements.

                                       -3-
                                 TELLABS, INC.
          CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF EARNINGS
                                 (Unaudited)

                                    Three Months Ended  Six Months Ended
                                    June 28,  June 30,  June 28,  June 30,
                                      1996      1995      1996      1995
                                    --------- --------- --------- ---------
                                     (In thousands, except per share data)

Net sales                           $189,473  $159,939  $361,729  $302,151
Cost of sales                         77,158    68,983   151,640   131,926
                                    --------- --------- --------- ---------
     Gross Profit                    112,315    90,956   210,089   170,225

Marketing, general & admin expense    39,264    33,456    72,877    61,126
Research and development expense      24,890    19,236    46,492    39,024
Acquired in-process research
     and development                  74,658       ---    74,658       ---
Goodwill amortization                    706       602     1,317     1,267
                                    --------- --------- --------- ---------
     Total Operating Expense         139,518    53,294   195,344   101,417

Operating (Loss) Profit              (27,203)   37,662    14,745    68,808

Interest income                        1,887     1,340     3,862     2,466
Interest expense                        (501)      (37)     (529)      (68)
Other (expense) income, net             (152)     (770)      420      (700)
                                    --------- --------- --------- ---------
(Loss) Earnings before income taxes  (25,969)   38,195    18,498    70,506
Income taxes (benefit)                (7,291)   11,077     6,049    20,447
                                    --------- --------- --------- ---------
   Net (Loss) Earnings              ($18,678)  $27,118   $12,449   $50,059
                                    ========= ========= ========= =========

(Loss) Earnings per share             ($0.20)    $0.30     $0.14     $0.55
                                    ========= ========= ========= =========

Average number of shares of
common stock outstanding              92,142    91,835    92,081    91,568



















                                       -4-
                                  TELLABS, INC.
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
                           (Unaudited - In thousands)
                                                   For The Six Months Ended
                                                        June 28,  June 30,
                                                          1996      1995
Cash Flows from Operating Activities:                   --------- ---------
Net earnings                                             $12,449   $50,059
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
 Depreciation and amortization                            14,445    11,017
 Provision for doubtful receivables                          955       985
 Deferred income taxes                                   (21,056)    2,719
 Acquired in-process research and development             74,658       ---
 Gain on sale of long-term investment                        ---      (929)
Net (increase) decrease in current assets,
 net of effects from acquisitions:
 Accounts receivable                                       3,913    (2,496)
 Inventories                                              (3,549)  (12,011)
 Other current assets                                       (392)      398
Net increase (decrease) in current liabilities,
 net of effects from acquisitions:
 Accounts payable                                         (1,248)   (2,052)
 Accrued liabilities                                      (7,722)   (3,239)
 Income taxes                                             (8,494)    3,055
Net increase in other assets                              (2,259)   (4,469)
Net increase (decrease) in other liabilities               1,643    (3,661)
                                                        --------- ---------
Net Cash Provided by Operating Activities                 63,343    39,376

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment, net       (23,797)  (15,417)
 Payments for purchases of marketable securities         (54,247)  (48,231)
 Proceeds from sales of marketable securities             69,738    13,546
 Payments for acquisitions, net of cash acquired         (91,732)      ---
 Origination of loan receivable                           (5,822)      ---
 Payments for purchases of long-term investments             ---    (1,215)
 Proceeds from sale of long-term investment                  ---     3,429
                                                        --------- ---------
Net Cash Used by Investing Activities                   (105,860)  (47,888)

Cash Flows from Financing Activities:
 Proceeds from notes payable                              40,000       ---
 Payments of notes payable                                (5,000)      ---
 Common stock sold through stock-option plans              4,020    12,362
                                                        --------- ---------
Net Cash Provided (Used) by Financing Activities          39,020    12,362
Effect of exchange rate changes on cash                      (54)    3,221
                                                        --------- ---------
Net increase in cash and cash equivalents                 (3,551)    7,071
Beginning of period cash and cash equivalents             92,485    51,460
                                                        --------- ---------
End of period cash and cash equivalents                  $88,934   $58,531
                                                        ========= =========





                                       -5-
                                  TELLABS, INC.
     CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW (continued)
                           (Unaudited - In thousands)


                                                   For The Six Months Ended
                                                        June 28,  June 30,
                                                          1996      1995
Supplemental Disclosures:                               --------- ---------
Interest paid                                               $482       $52
Income taxes paid                                        $34,790   $11,080



Supplemental Schedule of Non-Cash Investing and Financing Activities:

In acquiring all of the outstanding shares of Steinbrecher Corporation and TRANSYS Network's SONET product line, the Company paid direct costs totaling $94,261,000. In conjunction with the acquisitions, liabilities were assumed as follows:

                                 (in thousands)
Fair value of assets acquired       $104,944
Cost in excess of fair value          22,977
Direct costs paid                    (94,261)
                                    ---------
Liabilities assumed                  $33,660
                                    =========

The accompanying notes are an integral part of these statements.





























                                       -6-
                                TELLABS, INC.
       NOTES TO CONDENSED CONSOLIDATED COMPARATIVE FINANCIAL STATEMENTS


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





































                                       -7-
                  MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1996, the Company's cash, cash equivalents and marketable securities portfolio decreased by $20,034,000 to $142,202,000. The primary contributor to the decrease was the use of cash and cash equivalents to fund two acquisitions made during the second quarter of 1996. In April 1996, the Company acquired all of the outstanding shares of Steinbrecher Corporation (Tellabs Wireless) for approximately $77,000,000 in cash, of which $37,000,000 was cash on hand, and the remaining $40,000,000 was newly acquired bank debt. In June 1996, the Company through the Tellabs Transport Group (Tellabs TG) acquired TRANSYS Network's SONET product line for approximately $17,000,000 in cash.

Operating activities provided the Company with $63,343,000 in cash as a result of the net earnings of $12,449,000, along with noncash items of depreciation and amortization and the one-time charge for acquired in-process research and development. Accounts receivable also provided cash by decreasing $6,299,000 from the year-end balance primarily due to strong sales at the end of the fourth quarter. Inventories increased $6,607,000 to a second quarter balance of $74,322,000 representing the inventories purchased in the Tellabs Wireless acquisition and also inventories held internationally. Accrued liabilities decreased from the year-end balance by $3,434,000, primarily due to payments made during the first quarter for year-end obligations related to employee compensation programs. Goodwill increased $19,077,000 due to the Tellabs TG and Tellabs Wireless acquisitions. Intangible assets increased $17,537,000 due primarily to the developed research and development acquired in the Tellabs Wireless acquisition. Both the goodwill and intangible assets acquired in these acquisitions will be amortized over 10 years. Other long-term liabilities increased by $6,530,000 since year end, primarily due to warranty and capital lease obligations of Tellabs Wireless.

The Company decreased its investment in marketable securities by $16,483,000 as cash balances were utilized to fund the second quarter acquisitions. The Company invested approximately $24,000,000 in property, plant and equipment during the first half of the year (exclusive of the acquisitions). This investment was primarily to increase manufacturing capacity and expand research and development efforts worldwide. The Company currently expects total capital expenditures for 1996 to approximate $55,000,000. The remaining 1996 expenditures are expected to be for manufacturing capacity and research and development equipment in Illinois, Texas and Finland.

The Company utilized $40,000,000 of bank debt to finance the acquisition of Tellabs Wireless. During the second quarter $5,000,000 of this loan was paid and the remainder is expected to be paid during the second half of the year. Finally, additional cash of $4,020,000 was provided to the Company through the exercise of stock options under the Company's stock-option plans.

Net working capital at June 28, 1996 was $227,913,000, compared with working capital of $267,806,000 at December 29, 1995. The Company's current ratio at the end of the second quarter was 2.9 to 1. The decrease in working capital was primarily due to the use of cash and

                                       -8-
cash equivalents and additional debt (as previously described) to finance the Company's second quarter acquisitions. Management believes that this level of working capital will be adequate for the Company's liquidity needs related to normal operations, both currently and in the foreseeable future. Sufficient financial resources exist to support the Company's growth either through currently available cash, through cash generated from future operations, or through additional short-term or long-term financing.

RESULTS OF OPERATIONS

Sales for the second quarter of 1996 were a record $189,473,000, up 18 percent from the previous second quarter record of $159,939,000 set in 1995. The growth in sales was primarily due to continued strong domestic sales of TITAN (a registered trademark of Tellabs Operations, Inc.) 5500 digital cross-connect systems, which increased 58 percent over the same period last year. While international sales were slightly higher than the same quarter last year, Martis DXX (a trademark of Martis Oy) system sales increased 29 percent. Expected softness in the echo control, CROSSNET (a registered trademark of Tellabs Operations, Inc.) and voice frequency markets continued, as these products experienced quarter-to-quarter decreases.

Earnings were down over the prior year's second quarter principally as a result of a one-time research and development charge of $74,658,000 ($54,100,000 net of tax) related to the acquisition of Tellabs
Wireless. The loss for the second quarter of 1996 was $18,678,000, compared to earnings of $27,118,000 for the second quarter of 1995. The loss per share for the current quarter was 20 cents compared with earnings per share of 30 cents for the second quarter of 1995.

The gross profit margin for the second quarter of 1996 improved significantly to a record level 59.3 percent versus 56.9 percent in the second quarter of 1995. This improvement reflects the sales of higher-margin products.

Excluding the one-time charge to earnings for the acquired in-process research and development, operating expenses increased by 22 percent over the second quarter of 1995. Contributing to the increase are the expenses of Tellabs Wireless, which were included for the first time, along with the expenses associated with the continued development of products and marketing efforts both domestically and internationally. Total operating expenses for the second quarter of 1996, net of the one-time charge, were 34.2 percent of sales compared to 33.3 percent for the same period in 1995.

Interest income contributed $1,887,000 to pretax income in the second quarter of 1996, up 40.8 percent from $1,340,000 in the second quarter of 1995. This increase was due to higher average cash balances, offset by lower market interest rates.

Interest expense was $501,000 for the second quarter of 1996 compared to $37,000 for the second quarter of 1995. The increase in 1996 interest expense was related to the bank debt used to finance the Tellabs Wireless acquisition.

Other expense of $152,000 for the second quarter of 1996 was primarily related to foreign exchange losses which were the result of the

                                       -9-
weakness of the U.S. dollar against the Irish punt and Finnish markka. The other expense of $770,000 in the second quarter of 1995 was generated by foreign exchange losses of $431,000 and losses associated with the joint venture between the Company and Advanced Fibre
Communications, Inc.  (AFC).

The effective tax rate was approximately a benefit of 28.1 percent for the second quarter of 1996 and 29 percent for the second quarter of 1995. The decrease in the effective tax rate for 1996 is primarily due to the effects of the in-process research and development one-time charge taken in conjunction with the Tellabs Wireless acquisition. The 1996 effective tax rate reflects adjustments from the Federal statutory rate primarily attributable to foreign tax rate benefits.

Sales for the first six months of 1996 were $361,729,000, an increase of
19.7 percent from sales of $302,151,000 for the same period in 1995.
The domestic sales increase of 34 percent was primarily generated by a
61.8 percent increase in TITAN 5500 system sales with softer sales in CROSSNET, echo and voice frequency, as expected. Although international sales decreased in total by 2.5 percent from record sales for the first half of 1995, Martis DXX system sales increased 19 percent.

Net earnings for the first six months of 1996 were $12,449,000 compared to $50,059,000 in 1995. Primary and fully diluted earnings per share were 14 cents for the first six months of the year compared to 55 cents for the same time period in 1995. The decrease in earnings was primarily the result of the one-time charge of $74,658,000 for acquired in-process research and development relating to the Tellabs Wireless acquisition.

The gross profit margin for the first six months of 1996 improved to
58.1 percent versus 56.4 percent for the first six months of 1995. This improvement reflects both the sales of higher-margin products and the continuation of highly productive and efficient manufacturing operations.

Excluding the one-time charge to earnings for the acquired in-process research and development, operating expenses for the first six months of 1996 were $120,686,000, an increase of 19 percent over the same period in 1995. Contributing to the increase are the expenses of Tellabs Wireless, along with continuing international and domestic development and marketing efforts. Total operating expenses during the first six months of 1996, net of the one-time charge, were 33.4 percent of sales compared to 33.6 percent for the same period in 1995.

Interest income contributed $3,862,000 to pretax income during the first six months of 1996, an increase of 56.6 percent from $2,466,000 in 1995. This increase was due to higher average cash balances, offset by lower market interest rates in 1996.

Interest expense was $529,000 during the first six months of 1996 compared to $68,000 during the same period in 1995. The 1996 interest expense was related to the bank debt used to finance the Tellabs
Wireless acquisition.

Other income of $420,000 for the first half of 1996 represents foreign exchange gains of $236,000 that were a result of the strength of the U.S. dollar versus the Finnish markka, and the weakness of the Finnish

                                      -10-
markka versus other European currencies along with other investment gains. The other expense for the first half of 1995 of $700,000 represented foreign exchange losses of $817,000 and joint venture losses offset by a gain on the sale of a long-term investment.

The effective tax rate was approximately 32.7 percent for the first six months of 1996 compared to 29 percent for the same period in 1995. The increase in the effective tax rate for 1996 is due to the increase in domestic taxable income, and to the tax effects of the in-process research and development one-time charge taken in conjunction with the Tellabs Wireless acquisition. The 1996 effective tax rate reflects adjustments from the Federal statutory rate primarily attributable to foreign tax rate benefits.














































                                      -11-
                      PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Pursuant to a Settlement Agreement and Mutual Release dated as of June 24, 1996 ("Settlement Agreement") among DSC Technologies Corporation and DSC Communications Corporation (collectively, "DSC"), AFC and certain related parties, DSC dismissed with prejudice the lawsuit (as previously reported in the Company's Annual Report on Form 10-K for the year ended December 29, 1995) filed against Tellabs Operations, Inc., a wholly-owned subsidiary of the Company, effective as of July 3, 1996. The Settlement Agreement also releases any claims of DSC against the Company and provides that AFC maintains all rights to the technology platform that forms the basis for the Company's CableSpan (a trademark of Tellabs Operations, Inc.) system. As previously reported, the Company tendered the lawsuit to AFC to defend and indemnify the Company and AFC has indemnified the Company against all costs, including attorney's fees, relating to the lawsuit.


ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Tellabs, Inc. Stockholders was held on April 25, 1996. At this meeting, Brian J. Jackman and William F. Souders were re-elected as directors and Stephanie Pace Marshall was elected to her first term as a director. Robert P. Reuss chose not to run for re-election. These directors were elected for a term of office expiring at the Company's Annual Meeting of Stockholders in 1999. In addition, the following directors are continuing in office for the terms indicated: John D. Foulkes, Peter A. Guglielmi, and Thomas H.
("Tommy") Thompson for terms expiring at the Company's Annual Meeting of Stockholders in 1997, and Michael J. Birck and Frederick A. Krehbiel for terms expiring at the Company's Annual Meeting of Stockholders in 1998.

Set forth below is a separate tabulation of the votes cast for and votes withheld with respect to each nominee for director.

                               Votes For     Votes Withheld
Brian J. Jackman              79,597,449         772,390
William F. Souders            79,605,936         763,903
Stephanie Pace Marshall       79,601,580         768,259


ITEM 6.  Exhibits and Reports on Form 8-K

     (A) Exhibits:

               Exhibit 27 - Financial Data Schedule.

     (B) Reports on Form 8-K

               The Registrant filed a report on Form 8-K on July 3, 1996, prior to the filing of this quarterly report of Form 10-Q, with respect to the acquisition of the SONET product line from TRANSYS Networks, Inc.



                                      -12-

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




August 7, 1996
- ---------------- (Date)




























                                      -13-