Form 10-Q
period 1996-09-27
TELLABS INC
filed 1996-11-04
CIK 317771

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the quarterly period ended September 27, 1996

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

      Registrant's telephone number, including area code (630) 378-8800
                                                        ----------------
      Securities registered pursuant to Section 12(b) of the Act:

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

                    YES  [X]               NO[ ]

   On September 27, 1996, 179,271,568 common shares of Tellabs, Inc. were outstanding, including the effect of the two-for-one stock split payable in the form of a stock dividend to be distributed on November 15, 1996 to stockholders of record as of October 31, 1996.


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























                                       -2-
                                 TELLABS, INC.
              CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS
                                 (Unaudited)
                                                        Sept. 27,  Dec. 29
                                                          1996      1995
         Assets                                         --------- ---------
Current assets                                             (In thousands)
  Cash and cash equivalents                              $82,173   $92,485
  Investments in marketable securities                    60,115    69,751
  Accounts receivable, less allowance                    157,582   127,565
  Inventories
   Raw materials                                          39,897    31,302
   Work in process                                        14,288    11,694
   Finished goods                                         30,715    24,719
                                                        --------- ---------
                                                          84,900    67,715
  Other current assets                                     9,851     8,854
                                                        --------- ---------
          Total Current Assets                           394,621   366,370
  Property, plant, and equipment                         248,885   201,441
   Less accumulated depreciation                          98,680    84,419
                                                        --------- ---------
                                                         150,205   117,022
  Goodwill                                                63,769    44,958
  Intangibles and other assets                            41,045    23,701
                                                        --------- ---------
                                                        $649,640  $552,051
                                                        ========= =========
         Liabilities
Current Liabilities
  Notes payable                                           $9,996  $   -
  Accounts payable                                        39,941    30,097
  Accrued liabilities                                     54,887    42,183
  Income taxes                                            17,594    26,284
                                                        --------- ---------
          Total Current Liabilities                      122,418    98,564
  Long-term debt                                           2,850     2,850
  Other long-term liabilities                             10,652     6,179
  Deferred income taxes                                    8,653    11,225
         Stockholders' Equity
  Preferred stock, with $.01 par value-
   5,000,000 shares authorized, no shares issued              -         -
  Common stock, with $.01 par value -
   200,000,000 shares authorized 179,271,568
   shares issued and outstanding at September 27, 1996
   and 177,596,744 at December 29, 1995                    1,793       888
  Additional paid-in capital                              88,640    72,385
  Cumulative foreign currency translation adjustment       5,619     7,842
  Unrealized net holding (losses) gains on
   available-for-sale securities                            (724)       48
  Retained earnings                                      409,739   352,070
                                                        --------- ---------
        Total Stockholders' Equity                       505,067   433,233
                                                        --------- ---------
                                                        $649,640  $552,051
                                                        ========= =========

The accompanying notes are an integral part of these statements.

                                       -3-
                                 TELLABS, INC.
          CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF EARNINGS
                                 (Unaudited)

                                    Three Months Ended  Nine Months Ended
                                    Sept. 27, Sept. 29, Sept. 27, Sept. 29,
                                      1996      1995      1996      1995
                                    --------- --------- --------- ---------
                                     (In thousands, except per share data)

Net sales                           $234,340  $151,754  $596,069  $453,905
Cost of sales                         94,811    67,339   246,451   199,265
                                    --------- --------- --------- ---------
     Gross Profit                    139,529    84,415   349,618   254,640

Marketing, general & admin expense    42,479    26,619   115,356    87,745
Research and development expense      28,137    20,251    74,629    59,275
Acquired in-process research
     and development                      -         -     74,658        -
Goodwill amortization                  1,196       654     2,513     1,921
                                    --------- --------- --------- ---------
     Total Operating Expense          71,812    47,524   267,156   148,941

Operating Profit                      67,717    36,891    82,462   105,699

Interest income                        1,746     1,636     5,608     4,102
Interest expense                        (488)      (28)   (1,017)      (96)
Other (expense) income, net             (451)      150       (31)     (550)
                                    --------- --------- --------- ---------
Earnings before income taxes          68,524    38,649    87,022   109,155
Income taxes                          22,407    11,208    28,456    31,655
                                    --------- --------- --------- ---------
   Net Earnings                      $46,117   $27,441   $58,566   $77,500
                                    ========= ========= ========= =========

Earnings per share                     $0.25     $0.15     $0.32     $0.42
                                    ========= ========= ========= =========

Average number of shares of
common stock and common stock
equivalents outstanding *            184,876   183,852   184,400   183,375


* Restated to give effect to the two-for-one stock split payable in the form of a stock dividend.












The accompanying notes are an integral part of these statements.

                                       -4-
                                  TELLABS, INC.
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                                   For The Nine Months Ended
                                                        Sept. 27, Sept. 29,
                                                          1996      1995
                                                        --------- ---------
                                                            (In thousands)
Cash Flows from Operating Activities:
Net earnings                                             $58,566   $77,500
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
 Depreciation and amortization                            23,375    16,928
 Provision for doubtful receivables                        1,937       854
 Deferred income taxes                                   (20,004)    3,649
 Acquired in-process research and development             74,658       ---
 Gain on sale of long-term investment                        ---      (929)
Net (increase) decrease in current assets,
 net of effects from acquisitions:
 Accounts receivable                                     (32,423)  (12,241)
 Inventories                                             (13,657)  (14,907)
 Other current assets                                       (764)      402
Net increase (decrease) in current liabilities,
 net of effects from acquisitions:
 Accounts payable                                          9,273      (590)
 Accrued liabilities                                       8,181    (3,497)
 Income taxes                                             (8,302)    8,007
Net increase in other assets                              (3,778)   (4,712)
Net decrease in other liabilities                           (433)   (2,994)
                                                        --------- ---------
Net Cash Provided by Operating Activities                 96,629    67,470

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment, net       (45,060)  (21,975)
 Payments for purchases of marketable securities         (72,929)  (77,731)
 Proceeds from sales of marketable securities             81,792    31,575
 Payments for acquisitions, net of cash acquired         (91,732)      ---
 Origination of loan receivable                           (5,822)      ---
 Payments for purchases of long-term investment              ---    (1,215)
 Proceeds from sale of long-term investment                  ---     3,429
                                                        --------- ---------
Net Cash Used by Investing Activities                   (133,751)  (65,917)

Cash Flows from Financing Activities:
 Proceeds from notes payable                              40,000       ---
 Payments of notes payable                               (30,000)      ---
 Common stock sold through stock-option plans             16,263    13,581
                                                        --------- ---------
Net Cash Provided by Financing Activities                 26,263    13,581
Effect of exchange rate changes on cash                      547     3,452
                                                        --------- ---------
Net (decrease) increase in cash and cash equivalents     (10,312)   18,586
Beginning of period cash and cash equivalents             92,485    51,460
                                                        --------- ---------
End of period cash and cash equivalents                  $82,173   $70,046
                                                        ========= =========



                                       -5-
                                  TELLABS, INC.
  CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW (continued)
                           (Unaudited - In thousands)

                                                   For The Nine Months Ended
                                                        Sept. 27, Sept. 29,
                                                          1996      1995
                                                        --------- ---------
Supplemental Disclosures:
Interest paid                                             $1,004       $82
Income taxes paid                                        $46,540   $12,186


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




3.  Subsequent Event - Stock Split:

On October 24, 1996, the Board of Directors declared a two-for-one stock split of the Company's common stock, payable in the form of a 100 percent stock dividend. This dividend will be distributed on November 15, 1996, to stockholders of record as of October 31, 1996.
All references to the number of common shares and per share amounts have been retroactively restated to give effect to the stock dividend.





















                                       -7-
                  MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1996, the Company's cash, cash equivalents and marketable securities portfolio decreased by $19,948,000 to $142,288,000. This decrease was primarily the net result of the Company's earnings of $58,566,000 being offset by the use of cash and cash equivalents to fund the Company's second quarter acquisitions of Steinbrecher Corporation (Tellabs Wireless) and, through the Tellabs Transport Group (Tellabs TG), TRANSYS Network's SONET product line.

Operating activities provided the Company with $96,629,000 in cash as a result of the net earnings of $58,566,000, along with non-cash items of depreciation and amortization and the one-time charge for acquired in-process research and development. Accounts receivable increased $30,017,000 from the year-end balance primarily due to third quarter sales which were higher than fourth quarter 1995 sales. Inventories increased $17,185,000 to a third quarter balance of $84,900,000 representing the inventories necessary to support fourth quarter domestic and international sales and those acquired in the Tellabs Wireless acquisition.

Goodwill increased $18,811,000 due to the Tellabs TG and Tellabs Wireless acquisitions. Intangible assets increased $17,344,000 due primarily to the developed research and development acquired in the Tellabs Wireless acquisition. Both the goodwill and intangible assets acquired in these acquisitions are being amortized over 10 years. Accrued liabilities increased from the year-end balance by $12,704,000, primarily due to liabilities assumed as part of the acquisitions. Other long-term liabilities increased by $4,473,000 since year end, primarily due to deferred compensation plan deferrals and the capital lease obligations of Tellabs Wireless.

The Company decreased its investment in marketable securities by $9,636,000 as cash balances were utilized to pay down the short term debt used to fund the second quarter acquisitions. The Company invested approximately $45,000,000 in property, plant and equipment during the first nine months of the year (exclusive of acquisitions). This investment was primarily to increase manufacturing capacity and expand research and development efforts worldwide. The Company currently expects total capital expenditures for 1996 to approximate $60,000,000. Fourth quarter 1996 expenditures will be used primarily for the 308,000 square foot addition to the Bolingbrook, Illinois facility, which is expected to be completed in mid-1997, along with additions in Finland.

The Company utilized $40,000,000 of bank debt to finance the acquisition of Tellabs Wireless. By the end of the third quarter of 1996, $30,000,000 of this loan was repaid. The remaining $10,000,000 balance has been repaid during October. Finally, additional cash of $16,263,000 was provided to the Company through the exercise of stock options under the Company's stock-option plans.

Net working capital at September 27, 1996 was $272,203,000, compared with working capital of $267,806,000 at December 29, 1995. The
Company's current ratio at the end of the third quarter was 3.2 to 1. Management believes that this level of working capital will be

                                       -8-
adequate for the Company's liquidity needs related to normal operations, both currently and in the foreseeable future. Sufficient resources exist to support the Company's growth either through currently available cash, through cash generated from future operations, or through additional short-term or long-term financing.

RESULTS OF OPERATIONS

Sales for the third quarter of 1996 were $234,340,000, up 54.4 percent from third quarter sales of $151,754,000 in 1995. Domestic sales increased 62.6 percent due to a 101.1 percent increase in TITAN (a registered trademark of Tellabs Operations, Inc.) 5500 digital cross-connect systems offset by expected decreases in voice frequency and CROSSNET (a registered trademark of Tellabs Operations, Inc.) products. International sales increased 46.1 percent due primarily to a 106.1 percent increase in Martis DXX (a trademark of Martis Oy) integrated access and transport system sales offset by expected decreases in echo, t-coder and CROSSNET products.

Net earnings for the third quarter of 1996 were a record $46,117,000, up 68.1 percent from $27,441,000 a year earlier. Earnings per share for the current quarter were 25 cents compared with 15 cents for the third quarter of 1995. Earnings per share amounts have been restated to give effect to the two-for-one stock split effective November 15, 1996. The increase in earnings for the third quarter of 1996 was primarily the result of the significant sales growth during the quarter.

The gross profit margin for the third quarter of 1996 improved to 59.5 percent from 55.6 percent for the same time period in 1995. This improvement reflects the sales of higher-margin products and also the continuation of highly productive and efficient manufacturing operations.

Operating expenses of $71,812,000 for the third quarter of 1996 increased 51.1 percent over operating expenses of $47,524,000 for the third quarter of 1995. The increase in operating expenses is reflective of the Company's growth. During the third quarter of 1996, new items such as the expenses of Tellabs Wireless, Tellabs TG and the enterprise wide business system conversion were included in operating expenses. Headcount and related expenses grew to support and service international and domestic products while additional expenses were incurred related to employee compensation programs. Total operating expenses for the third quarter of 1996 were 30.6 percent of sales compared to 31.3 percent for the same period in 1995.

Interest income contributed $1,746,000 to pre-tax income in the third quarter of 1996, up 6.7 percent from $1,636,000 in the third quarter of 1995. This increase was due to an increase in average cash balances, offset by lower investment yields. Interest expense was $488,000 for the third quarter of 1996 compared to $28,000 for the third quarter of 1995. The increase in interest expense for the quarter was primarily due to the interest expense resulting from the short term borrowings used for the Tellabs Wireless acquisition.

Other expense of $451,000 for the third quarter of 1996 was primarily related to foreign exchange losses which were the result of the weakened U.S. dollar against the Finnish markka and Irish punt, as well as the strength of the Finnish markka versus other European currencies. Other

                                       -9-
income of $150,000 for the third quarter of 1995 was primarily the result of foreign exchange gains which were the result of the strengthened Canadian dollar against the U.S. dollar and the overall strength of the U.S. dollar against the Finnish markka.

The effective tax rate was approximately 32.7 percent for the third quarter of 1996 and 29 percent for the third quarter of 1995. The increase in the effective tax rate for 1996 is primarily due to the increase in domestic taxable income and the decreasing effect of the research and development tax credit as a percentage of the total. The 1996 effective tax rate reflects adjustments from the Federal statutory rate primarily attributable to foreign tax rate benefits.

Sales for the first nine months of 1996 were $596,069,000, an increase of 31.3 percent from sales of $453,905,000 for the same period in 1995. Domestic sales increased 44.4 percent due primarily to TITAN 5500 system sales. International sales increased 12.7 percent due to a 44.2 percent increase in Martis DXX sales offset by expected decreases in the sales of echo canceller and CROSSNET products.

Net earnings for the first nine months of 1996 were $58,566,000 compared to $77,500,000 in 1995. Earnings per share were 32 cents for the first nine months of the year compared to 42 cents for the same time period in 1995. Earnings per share amounts have been restated to give effect to the two-for-one stock split effective November 15, 1996. The decrease in earnings for the first nine months of 1996 was primarily the result of the one-time, net of tax charge of $54,100,000 for acquired in-process research and development relating to the Tellabs Wireless acquisition.

The gross profit margin for the first nine months of 1996 improved to
58.7 percent from 56.1 percent for the same time period in 1995. This improvement reflects both the sales of higher-margin products and the continuation of highly productive and efficient manufacturing operations. The gross profit margin for all of 1996 is expected to be approximately 59 percent.

Excluding the one-time charge to earnings for the acquired in-process research and development, operating expenses for the first nine months of 1996 were $192,498,000, a 29.2 percent increase from the same period in 1995. The increase in operating expenses is reflective of the Company's growth. During the first nine months of 1996, new items such as the expenses of Tellabs Wireless, Tellabs TG and the enterprise wide, business system conversion were included in operating expenses. Headcount and related expenses grew to support and service international and domestic products while additional expenses were incurred related to employee compensation programs. Total operating expenses, as a percent of sales, decreased from 32.8 percent during the first nine months of 1995 to 32.3 percent for the same period in 1996 exclusive of the one-time charge. Operating expenses for all of 1996 are expected to approximate 31 percent of sales, exclusive of the one-time charge.

Interest income contributed $5,608,000 to pretax income during the first nine months of 1996, an increase of 36.7 percent from $4,102,000 in 1995. This increase was due to higher average cash balances throughout the year, as well as a shift in investment options from federally tax free municipal bonds to fully taxable investments.

                                      -10-
Interest expense was $1,017,000 during the first nine months of 1996 compared to $96,000 during the same period in 1995. The 1996 interest expense was related to the bank debt that was used to finance the Tellabs Wireless acquisition.

Other expense of $31,000 for the first nine months of 1996 was primarily the result of foreign exchange losses of $252,000, resulting from the weakened U.S. dollar against the Finnish markka and the Irish punt, offset by other income of $221,000. Other expense for the first nine months of 1995 was $550,000. This resulted from foreign exchange losses of $713,000, also resulting from the weakened U.S. dollar against the Finnish markka and the Irish punt, being partially offset by other income of $163,000.

The effective tax rate was approximately 32.7 percent for the first nine months of 1996 compared to 29 percent for the same period in 1995. The increase in the effective tax rate for 1996 is primarily due to the increase in domestic taxable income, the tax effects of the in-process research and development one-time charge taken in conjunction with the Tellabs Wireless acquisition and the decreasing effect of the research and development tax credit as a percentage of the total. The 1996 effective tax rate reflects adjustments from the Federal statutory rate primarily attributable to foreign tax rate benefits.

Except for historical information, the matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, research and new product development, protection of intellectual property, patents and technology, ability to attract and retain highly qualified personnel, availability of components and critical manufacturing equipment, facility construction and startups, the regulatory and trade environment, and other factors indicated from time to time in the Company's filings with the Securities and Exchange Commission.

























                                      -11-
                      PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

     (A) Exhibits:

               Exhibit 27 - Financial Data Schedule.

     (B) Reports on Form 8-K:

               The Registrant filed a report on Form 8-K on August 22, 1996, prior to the filing of this quarterly report of Form 10-Q, with respect to the change in the registrant's certifying accountant.

               The Registrant filed a report on Form 8-K on October 31, 1996, prior to the filing of this quarterly report of Form 10-Q, with respect to declaration of a two-for-one stock split payable in the form of a 100 percent dividend on November 15, 1996, to stockholders of record on October 31, 1996.






































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



                                        TELLABS, INC.
                                      ----------------
                                        (Registrant)



                                    s\ J. Peter Johnson
                                    --------------------
                                     J. Peter Johnson
                                     Vice President/Controller
                                     & Chief Accounting Officer



November 1, 1996
-----------------
(Date)






























                                      -13-