Form 10-K
period 1996-12-27
TELLABS INC
filed 1997-03-24
CIK 317771

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                Form 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                For the fiscal year ended December 27, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
                For the transition period from N/A to N/A
                      Commission file number 0-9692

                                 TELLABS, INC.
              (Exact name of registrant as specified in its charter)

     Delaware                                   36-3831568
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

4951 Indiana Avenue, Lisle, Illinois               60532-1698
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code    (630) 378-8800

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class          Name of each exchange on which registered
       None                                         N/A

Securities registered pursuant to Section 12(g) of the Act:

                 Common shares, with $.01 par value
                       (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X] No [ ]

On February 28, 1997, 180,419,637 common shares of Tellabs, Inc., were outstanding, and the aggregate market value (based upon the closing sale price of the National Market System) of such shares held by nonaffiliates was approximately $6,326,636,000.

Documents incorporated by reference: Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 27, 1996, are incorporated by reference into Parts I and II, and portions of the

                                   1
registrant's Proxy Statement dated March 14, 1997 are incorporated by reference into Part III.

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

Products provided by the Company include digital cross-connect systems, managed digital networks, network access and wireless system products. Digital cross-connect systems include the Company's TITAN (a registered trademark of Tellabs Operations, Inc.) 5500 and 5300 series of digital cross-connect systems. Managed digital networks include the Company's Martis (a registered Finnish trademark of Tellabs Oy) DXX (a registered Finnish trademark of Tellabs Oy) integrated access and transport system (the Martis DXX system), statistical multiplexers, packet switches, and T1 multiplexers, and network management systems. Network access products include digital signal processing (DSP) products such as echo cancellers and T-coders; special service products (SSP) such as voice frequency products; and local access products such as the CABLESPAN (a registered trademark of Tellabs Operations, Inc.) system. The Company, through the acquisition of the outstanding shares of the Steinbrecher Corporation (presently known as the Tellabs Wireless Systems Division), acquired technology that will form the basis of a new wireless local loop product which is expected to be introduced during 1997 as well as the existing DataCell (a trademark of Tellabs Operations, Inc.) Mobile Data Base Station product.

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

The availability of digital technology along with the use of microprocessors and other custom and standard very large-scale integrated
(VLSI) circuitry continues to make it economically possible for the Company to expand its product lines to meet the changing customer demands and industry trends inherent in today's dynamic telecommunications environment. This expansion primarily involves the development of broad lines of service-provider-oriented networking systems that meet the ever increasing

                                   2

demands for efficient, multipurpose data, video, and voice communications services.

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

Digital Cross-Connect Systems

The TITAN product family consists of software intensive digital cross-connect systems and network management platforms. These flagship products address the needs of RBOCs, PTTs, IXCs, alternate local exchange, cellular, cable, government and Fortune 500 companies. These complex transmission systems are designed to meet or exceed domestic and international telephone industry standards.

The SONET (synchronous optical network) digital cross-connect systems operate under software control and are typically used to build and control the wideband and broadband transmission infrastructure of telecommunication service providers. Telecommunication managers utilize the digital cross-connect systems to reduce cycle time while minimizing capital and operating expense. Key applications include centralized and remote testing of transmission facilities, grooming of voice, data, and video signals, automated provisioning of new services, and restoration of failed facilities. All of the TITAN systems include a feature for monitoring facility performance which enhances "process of elimination troubleshooting" in a complex network. The user can determine the early warnings of facility degradation rather than reacting to a network outage. The digital cross-connect system also converts international to domestic transmission and signaling standards. These products augment the ability of users to provide current, emerging, and future service to business and residential customers. Advanced survivable business services also utilize the TITAN products for interconnecting fiber transmission.

The TITAN systems vary in switching rate and facility interface speed. Tellabs offers the SONET TITAN 5300 series of cross-connect systems that can interface facilities at STS-1, DS3, DS1, E1, DS0, and subrate levels, and can switch them at DS0 levels and below. The systems in this series allow modular non-service affecting growth with capacities ranging from 8 to 4,000 ports.

Tellabs also offers the Company's flagship SONET TITAN 5500 system which interfaces facilities at the DS1, DS3, STS-1 and/or fiber optic OC-N levels, and cross-connects them at levels of DS1/VT1.5 and above. The TITAN 5500 is the first digital cross-connect system in the world to integrate optical (N=3,12) equipment. A single TITAN 5500 system can carry the equivalent of 700,000 simultaneous phone conversations.

In 1997, the Company plans to introduce the TITAN 5200 Broadband Node, which will extend the benefits of the wideband digital cross-connect system, such as the TITAN 5500, to small end office, point-of-presence, outside plant, and customer premise locations. This product, which is

                                   3
based on technology acquired from TRANSYS Networks, Inc. in June of 1996, will interoperate with TITAN 5500 nodes on OC-3 and OC-12 rings and provide flexible bandwidth management for DS1, DS3, and other customer facilities.

Digital cross-connect system products accounted for approximately 57 percent, 49 percent, and 46 percent of 1996, 1995, and 1994 sales, respectively.

Managed Digital Networks

Since Tellabs' entry into the data communications marketplace in 1983, the Company has developed a comprehensive family of networking products to address the requirements and flexibility demanded by the users of communications services. Products within this group include the Martis DXX system and the CROSSNET ( a registered trademark of Tellabs Operations, Inc.) family of network-compatible T1/E1 time division multiplexers.

The Martis DXX system is a complete managed access and transport network system designed to be used by telecommunications service providers worldwide for the delivery of business services, digital leased lines and integrated customer access. Typical business service applications include PABX networking, high speed data access, value added data services such as frame relay and X.25, and voice telephony. An additional application of the Martis DXX system is the provision of the transport infrastructure for mobile networks such as digital and analog cellular, paging, trunked mobile radio and mobile data. The Martis DXX systems are also used as general purpose backbone networks carrying the wide variety of services that may be provided by the public telecommunications service provider.

Recent enhancements to the DXX system have focused on extending the current product portfolio with new features and functions including a wider variety of access configurations and speeds as well as significant enhancements to the DXX network management system to provide advanced management options to the public telecommunications service provider. The DXX system has also been enhanced to provide high speed optical synchronous digital hierarchy (SDH) interfaces and to support cell and packet-based technologies such as frame relay and ATM planned for the future.

The CROSSNET 440, 441 and 442 products are a family of intelligent T1/E1 multiplexers that interface voice, data and video devices (up to 2.048Mbps) and multiplex them over private time division multiplexing networks. The CROSSNET 445 provides timeslot interchange and DS0/DS1 switching and is used to network 440, 441 and 442 nodes. This family of intelligent multiplexers can be provisioned (network-wide) from any one node. In addition, they can automatically provision many of the voice and data applications and have an integrated network management system that can adjust the bandwidth in 400bps increments for highly efficient use of the DS1 or fractional DS1 facility. The CROSSNET family of multiplexers provides low bit rate voice (LBRV) compression at 8 and 16 kbps in its DS0 channels and T1 trunks, enhanced analog voice capability for competing in the growing branch office multiplexer market and a variable-speed network interface (NX64) to the CROSSNET 44X for use with international networks or satellite radio channels.

These products compete in the Wide Area Network (WAN) access market. End-users buy these products through value added re-sellers, service providers and direct from the Company. The products are used to combine voice, data and video applications for transmission over T1, FT1, E1, NX56 and NX64

                                   4
facilities. They provide for more efficient utilization of the bandwidth and access to dedicated services.

Although the CROSSNET product line serves a maturing market that is migrating to newer technologies such as frame relay and ATM, there continue to be significant opportunities for the traditional CROSSNET multiplexers in both the domestic and international markets.

Managed digital networks accounted for approximately 28 percent, 28 percent, and 27 percent, of 1996, 1995, and 1994 sales, respectively.

Network Access Systems

Network access products are primarily modular in design and can be used either individually or in complex systems and assemblies. The three areas making up network access products are DSP products, SSP products, and local access products. The products are designed to meet telephone industry standards, and, in many applications, they directly interface with customer premises equipment. These products enhance the ability of LECs, PTTs, IXCs, wireless, private networks, alternate service providers and cable providers to provide current, emerging, and future services to their business customers through innovative products and systems that provide more cost-effective provisioning of existing basic services. In order to continue to grow this product area, state-of-the-art technology will be deployed and value-added content will be provided.

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

The Company's CABLESPAN 2300 system is a local access product developed between the Company and Advanced Fibre Communications, Inc. (AFC), designed to address the emerging cable and alternate service provider markets. The CABLESPAN 2300 "Universal Telephony Distribution System" is a next-generation, multiple services delivery system that allows cable television (CATV) providers, alternate access carriers (ALTs), and

                                   5
competitive access providers (CAPs) to build flexible communication networks that support the integrated delivery of video, voice, data and information services. The product provides maximum application flexibility through its ability to support a wide variety of network topologies, interface with various forms of transmission media and provide the modularity required to support both residential and business customers.
The CABLESPAN system can be managed either directly from an integral interface that provides local and remote management or from a PC-based stand-alone Element Management System (EMS) that allows the management of multiple CABLESPAN systems and supports multiple network operators while interfacing with other operational support systems.

Network access products accounted for approximately 15 percent, 21 percent, and 26 percent of 1996, 1995, and 1994 sales, respectively.

Wireless Systems Division

In April 1996, the Company acquired all of the outstanding shares of Steinbrecher Corporation. This acquisition formed the basis of a new division within the Company, the Tellabs Wireless Systems Division (Wireless Systems Division).

Steinbrecher, through over 20 years of performing subcontractor activities, primarily in military projects, had gained unique insights in the development of sophisticated radio frequency (RF) designs. The new Wireless Systems Division is engaged in the completion of a software programmable wideband digital base station (base station) which was initiated prior to the Company's acquisition of Steinbrecher. This base station product will be used in conjunction with the Company's other products such as the TITAN digital cross-connects, Martis DXX system and echo cancellers to expand the product portfolio offered to the wireless marketplace as well as to allow the Company to provide more comprehensive wireless solutions.

The Company's intention is for the Wireless Systems Division to pursue two markets. The first target market is wireless local loop - a new market for wireless technology which uses radio technology to provide residential and small business with telephony services. This type of sophisticated radio is proving to be a very economical alternative to the traditional method of installing buried copper wires to provide these same services. The Company believes that the primary addressable markets for this wideband wireless local loop technology will be in the Asia/Pacific and Latin America regions.

The second marketplace for this technology lies in providing microcell solutions using this same wideband base station. The market for this technology is primarily in developed areas of the world (including the United States) where cellular or PCS wireless networks are being built out. The systems' small form factor and lower initial price allow it to be a very effective tool to provide RF coverage in harder to cover areas such as indoor and underlay applications or interleaving larger macrocells where focused RF coverage is required. In addition, the system can also be used to provide targeted increased capacity for higher congestion areas such as busy airports or downtown areas where not enough simultaneous users can be supported within the current macrocellular approach.

The Company expects to begin field trials of both the wireless local loop and base station products during 1997.

                                   6
The DataCell Mobile Data Base Station, Steinbrecher's commercially available product acquired in the acquisition, is used by 800 MHz AMPs cellular companies to provide wireless packet services. The market for this product is primarily in the United States and Latin America.

MARKETING

Sales are generated through the Company's direct sales organization and selected distributors. The United States sales group consists of approximately 77 direct sales personnel, and additional sales agents and sales support personnel located throughout the United States. The International sales group consists of approximately 50 direct sales personnel, and additional sales agents and sales support personnel in Canada, Latin America, South America, Europe, the Middle East, Africa, Asia and Australia.

The United States sales organization conducts its activities from the corporate headquarters and six regional or district offices. The International sales organization conducts its activities from the corporate headquarters and twenty-five regional offices. The regional offices are generally staffed by a regional sales manager, system sales engineers, and additional personnel as required.

Direct orders through the Company's field sales organization accounted for approximately 89 percent of 1996 sales.

The Company has national account managers to coordinate sales activities for its major customer groups, and product managers to coordinate the marketing activities for each major product area.

The United States sales organization uses a vertical markets approach for the sales of its products. As a result, large accounts such as RBOCs, IXCs, Wireless, Alternate Service Providers, and General Market Customers are serviced by teams to better represent both product and service offerings. The International sales organization is structured to support activities on a regional basis.

The Company has arrangements with a number of distributors of telecommunications equipment, both in the United States and internationally, some of whom maintain inventories of the Company's products to facilitate prompt delivery. These distributors provide information on the Company's products through their catalogs and through trade show demonstrations. The Company's field sales force also assists these distributors with regular calls to them and their customers. Distributors, as a group, accounted for approximately 11 percent of 1996 sales. No single distributor accounted for more than 10 percent of 1996 sales.

CUSTOMER SERVICE

The Company maintains a worldwide customer service organization focused on providing its customers high quality technical and administrative product support. To ensure global support, Tellabs has five worldwide logistic centers (Lisle, Illinois; Shannon, Ireland; Mississauga, Canada; Espoo, Finland; and Hong Kong).

The Company's customer service organization supports its customers with a wide range of services that include application engineering and support,

                                   7
installation, service agreements, on-site training, product repair (warranty administration), on-site maintenance, third party maintenance, consultation, logistics management, and 24-hour technical support via telephone and the Internet.

The Company's technical support organization consists of unique and highly-trained teams that focus on customer support of the TITAN 5500 and 5300 series, CROSSNET 44X and 33X, CABLESPAN, Voice Frequency and Martis DXX product lines. All teams utilize a problem tracking system to capture, collect and report on a number of data points specific to product performance and overall customer profiles. The technical support teams also utilize a call director system to track the status of customers' calls until completion.

The Company provides product warranties for periods ranging from one to five years for the repair or replacement of customer premises-located modules and systems found to be faulty due to defective material. Tellabs has an expedited replacement service that is used to immediately provide the customer with needed module replacements in response to a time-critical service outage.

CUSTOMERS

Sales to customer groups as a percentage of total sales were approximately as follows:
                                             1996     1995     1994

Bell Operating Companies                      28%      28%      26%
Independent Telephone Companies                7%       5%       7%
Interexchange Carriers                        18%      16%      16%
Corporate America, OEMs, Governmental
  Agencies, Cellular Companies, Utility
  and Railroad Companies, Alternate Service
  Providers, and System Integrators           14%      14%      17%
Foreign Sales
  Canada                                       3%       4%       4%
  International                               30%      33%      30%
                                             ----     ----     ----
 TOTAL                                       100%     100%     100%
                                             ====     ====     ====

At December 27, 1996, and December 29, 1995, backlogs were approximately $118 million and $84 million, respectively. All of the December 27, 1996, backlog is expected to be shipped in 1997. The Company considers backlog to be an indicator, but not the sole predictor, of future sales.

COMPETITION

The Company's products are sold in global markets and compete on the following key factors: responsiveness to customer needs, product features, customer-oriented planning, price, performance, reliability, breadth of product line, technical documentation, and prompt delivery.

The digital cross-connect systems compete principally with Lucent Technologies, Alcatel and DSC Communications Corporation (DSC). The managed digital network products compete in two areas. The principal competition for the multiplexers are Newbridge Networks Corporation, General DataComm Industries Inc., Premisys, and Timeplex, Inc. The major

                                   8
competitors of the managed access and transport systems are Newbridge Networks Corporation, Nokia Telecommunications, and Network Equipment Technologies.

The network access products currently compete in four product areas: special services, echo cancellers, transcoders, and local access products. The principal competitors in the special services market are Teltrend and Westell. The leading competitors in the echo canceller market are Coherent Communications, DSC and Ditech. The major competitors in the transcoder market are DSC and Aydin. The local access competitors are Nortel, Motorola, Scientific Atlanta and ADC Telecommunications, Inc.

The Company's wireless local loop systems compete against products manufactured by Ericsson, Hughes, Lucent Technologies, Motorola, Nortel and Qualcomm, while competition for the microcellular systems is principally from Allen Telecom, Ericsson, Lucent Technologies, Motorola, Nortel and Panasonic.

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

During 1996, the Company made two research and development-oriented acquisitions designed at advancing and expanding the Company's existing product portfolios and performance capabilities. In the first, the acquisition of Steinbrecher Corporation in April 1996, the Company expanded its product offerings to include wireless communications infrastructure products and systems for use in cellular and other wireless networks in order to create a comprehensive wireless network offering from the Company. In the second acquisition, the Company acquired the broadband access product line of TRANSYS Networks Inc in June 1996. The move was designed to provide the Company with broadband access and transport

                                   9
technology that would complement the technology that already exists in its TITAN line of SONET-based digital cross-connect systems.

In early January, 1997, the Company acquired wave-length division multiplexing and optical networking technology from IBM's Thomas J. Watson Research Center which included rights to or ownership of several patents and patent applications and will compliment the Company's transport and access product portfolio. Under the terms of the agreement, the Research Center's optical network development team joined the Company.

The Company is also involved in product-oriented alliances. In December 1996, the Company and AFC, a Petaluma, California-based provider of next-generation digital loop carrier equipment, terminated the joint venture agreement signed in April 1994, and entered into a licensing agreement for the development, manufacturing, and marketing of the CABLESPAN product.

These acquisitions and alliances allow the Company access to technology that is important to the future of its products. In addition, to ensure that the technologies the Company uses reflect the most recent industry developments and to increase the Company's ability to develop new technologies, the Company conducts research at its laboratories in Mishawaka, Indiana; Burlington, Massachusetts; Espoo and Oulu, Finland; and Shannon, Ireland.

Research and development expenses were $107.3 million in 1996, $81.9 million in 1995, and $64.8 million in 1994. (The 1996 research and development expense does not reflect the $74.7 million one-time charge for acquired research and development taken in conjunction with the Steinbrecher acquisition.) The Company plans to spend approximately $150 million on research and development in 1997. These expenditures reflect the Company's commitment to the enhancement of existing products and development of new products designed to satisfy the needs of communications service providers worldwide.

MANUFACTURING AND EMPLOYEES

The Company assembles its products from standard components and from fabricated parts which are manufactured by others to the Company's specifications. Such purchased items represented approximately 74 percent of cost of sales in 1996.

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

At December 27, 1996, the Company had 3,418 employees, of which 732 were employed in the sales, sales support and marketing area, 997 in product development, 1,385 in manufacturing, and 304 in administration. The

                                   10
Company considers its employee relations to be good. It is not a party to any collective bargaining agreement.

TRADEMARKS, PATENTS AND COPYRIGHTS

The Company has various trade and service marks, both registered and unregistered, in the U.S. and in numerous foreign countries (collectively, Marks). All of these Marks are important in that they differentiate the Company's products and services within the industry through brand name recognition. Current Marks of the Company include TELLABS, MARTIS, 310 Datavoice System, ACSYS, ALTA, AN2100, ASC, ATM to the Core, CABLESPAN, CLEARCALL, CROSSNET, DATACELL, DATAPLEXER, DXX, DYNAMIC SIGNAL TRANSFER, ESQ, EXPRESSPAN, FLASHLOAD, FLEXWARE, MINICELL, NAVIGATING CHANGE, NMCS 2500, PARAMIXER, PORTSPAN, RADAR, RA SERIES, SELECT SOLUTIONS, SONET TO THE CORE, T-CODER, TELEMARK, TITAN, TURNING YOUR COPPER INTO GOLD, UNLOCK THE GOLD IN YOUR NETWORK, VANTAGE POINT, WE PUT THE WIRE IN WIRELESS, YOUR NETWORKING PARTNER, 331 XPLEXER, and the Company's logos. The Company is not aware of any factor which would affect its ability to utilize any of its major trademarks.

The Company currently holds 25 U.S. and 3 Canadian patents. The Company has also developed certain proprietary, confidential hardware designs and software programs. The Company owns various rights, which are protectable under copyright and trade secret laws, in such designs and programs.

The Company believes that trademarks, patents, copyrights and trade secrets are important to its business.

BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one business segment. Information with respect to the Company's operations in its two geographical areas for the fiscal years ended December 27, 1996, December 29, 1995 and December 30, 1994, is set forth in Note I on page 32 of the registrant's Annual Report to Stockholders and is incorporated herein by reference.

ITEM 2.  PROPERTIES

The Company's corporate headquarters is located on 18-1/2 acres of Company-owned land approximately 30 miles west of Chicago in Lisle, Illinois. Located on this property are three buildings. The first is a 65,000 square foot building that functions as the Company's headquarters and houses a portion of the Digital Systems division's marketing and engineering personnel. The second is a 103,000 square foot building which houses customer service, research and development and administrative functions. The third building is a 54,000 square foot building utilized by the majority of the Digital Systems division's engineering operations.

The Company also owns 50 acres of land in Bolingbrook, Illinois (near Lisle) where a 230,000 square foot manufacturing, engineering and office building was completed and occupied in July 1993. During 1996, the Company began construction of a new 308,000 square foot addition to this facility. Construction of the addition is expected to be completed by mid-1997 at a cost of approximately $33,000,000. The new addition will provide for necessary manufacturing capacity expansion as well as allowing additional space for expansion of the sales and administrative functions.

The Company also owns approximately 75 acres of land in Round Rock, Texas, and approximately 2.6 acres of land in Mississauga, Ontario, Canada. The Texas property includes a recently expanded 125,000-square foot manufacturing facility. The Canadian property includes a 20,000-square foot office/warehousing building. The Company also owns three office/manufacturing facilities in Espoo, Finland used as follows: a 52,000-square foot building which is currently being used for engineering, marketing, and administrative offices; a 42,000-square foot production facility; and a 35,000-square foot office building, which is currently used for engineering offices. In addition, approximately 12 acres of land were purchased in April, 1996 in Espoo for the construction of a new 150,000-square foot production and engineering facility scheduled for completion in December 1997. Also existing on this property is a 100,000-square foot building (currently leased to a third party).

The Company leases additional facilities at the following locations: Lisle, Illinois (training); Naperville, Illinois (sales); Mishawaka, Indiana (research); Costa Mesa, California (sales); Littleton, Colorado (sales); Atlanta, Georgia (sales); Rockville, Maryland (sales); St. Louis, Missouri (sales); Irving, Texas (sales); White Plains, New York (customer service); and two buildings (90,000 square feet) in Burlington, Massachusetts for sales, research, production and administration. Some of the Company's international subsidiaries also lease space for their operations, including: a 56,000-square foot sales, research and production facility and a 5,000-square foot administrative facility in County Clare, Ireland; 40,000 square feet in Espoo, Finland for administration and engineering, and 15,000 square feet for production; and 12,000 square feet in Oulu, Finland for research and development.

The Company owns substantially all the equipment used in its business. The Company believes that its facilities are adequate for the level of production anticipated in 1997, and that suitable additional space and equipment will be available to accommodate expansion as needed.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


Except for historical information, the matters discussed or incorporated by reference in Part I of this report may include forward-looking statements that involve risks and uncertainties that may affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements. The foregoing discussion should be read in conjunction with the financial statements and related notes and management's discussion and analysis included in the Company's Annual Report and incorporated in this report by reference in Part II, Items 7 and 8 herein.

                          EXECUTIVE OFFICERS OF THE REGISTRANT

 NAMES AND BUSINESS EXPERIENCE         YEAR OF  CURRENT
                                        BIRTH   POSITION

Michael J. Birck                          1938  President, Chief
President, Chief Executive Officer              Executive Officer and
and Director, Tellabs, Inc. since 1975.         Director, Tellabs, Inc.

Peter A. Guglielmi                        1942  President, Tellabs
President, Tellabs International,               International, Inc.,
Inc. and Director, Tellabs, Inc.                Executive Vice President,
since 1993; Executive Vice President,           Chief Financial Officer,
Chief Financial Officer and                     Treasurer and Director,
Treasurer, Tellabs, Inc. since                  Tellabs, Inc., and Tellabs
1990; Secretary, Tellabs, Inc.                  Operations, Inc.
1988 to 1993.

Brian J. Jackman                          1941  President, Tellabs
President, Tellabs Operations, Inc.             Operations, Inc,
and Director, Tellabs, Inc. since 1993;         Executive Vice President
Executive Vice President, Tellabs, Inc.         and Director, Tellabs, Inc.
since 1990.

Charles C. Cooney                         1941  Vice President, Sales and
Vice President, Sales and Service,              Service, Tellabs Operations,
Tellabs Operations, Inc. since 1992;            Inc.
Vice President, Sales, Tellabs, Inc.,
1979 to 1992.

Carol Coghlan Gavin                       1956  Vice President, General
Vice President and General Counsel,             Counsel and Secretary,
Tellabs Operations, Inc. since                  Tellabs Operations, Inc.,
1992; Secretary, Tellabs, Inc., since           Secretary, Tellabs, Inc.
1993; General Counsel, Tellabs, Inc.,
1988 to 1992.

Jon C. Grimes                             1947  Vice President and General
Vice President and General Manager,             Manager, Network Access
Network Access Systems Division,                Systems Division,
Tellabs Operations, Inc. since 1992;            Tellabs Operations, Inc.
Vice President and General Manager,
Network Products Division, Tellabs
Inc., 1989 to 1992.

J. Thomas Gruenwald                       1948  Vice President, Strategic
Vice President, Strategic Resources,            Resources, Tellabs
Tellabs Operations, Inc. since 1995;            Operations, Inc.
Director, Engineering, Tellabs
Operations, Inc. 1992 to 1995.

Jukka Harju                               1956  Vice President and General
Vice President and General Manager,             Manager, Tellabs Oy; Vice
Tellabs Oy and Vice President,                  President, Tellabs
Tellabs International, Inc. since               International, Inc.
1996; Managing Director, Martis Oy
1994 to 1996.

J. Peter Johnson                          1949  Vice President, Finance and
Vice President, Finance and Treasury,           Treasury, Assistant Secretary
Assistant Secretary and Controller,             and Controller, Tellabs, Inc.,
Tellabs Operations, Inc. since 1992;            and Tellabs Operations, Inc.
Vice President, Finance and Treasury,
Assistant Secretary and Controller,
Tellabs, Inc., 1990 to 1992.

John C. Kohler                            1952  Vice President, Manufacturing,
Vice President, Manufacturing, Tellabs          Tellabs Operations, Inc.
Operations, Inc. since 1993; Vice
President, Product Support Services,
Tellabs, Inc., 1989 to 1993.

Harvey R. Scull                           1949  Vice President, Advanced
Vice President, Advanced                        Business Development, Tellabs
Business Development, Tellabs                   Operations, Inc.
Operations, Inc. since 1993;
Director, New Business Development,
Tellabs, Inc., 1989 to 1993.

Richard T. Taylor                         1948  Vice President and General
Vice President and General Manager,             Manager, Digital Systems
Digital Systems Division, Tellabs               Division, Tellabs
Operations, Inc. since 1993; Director           Operations, Inc.
of Marketing and Product Development,
Digital Systems Division, Tellabs
Inc., 1989 to 1993.

Nicholas J. Williams                      1947  Vice President and General
Vice President and General Manager,             Manager, The Americas,
The Americas, Tellabs International,            Tellabs International, Inc.
Inc. since 1993; Vice President and
General Manager, Advanced Technology
Products, AT&T Paradyne Corporation,
1992 to 1993.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The sections entitled "Common Stock Market Data" on pages 1 and 38 of the Company's Annual Report to Stockholders for the year ended December 27, 1996 (the "Annual Report") are incorporated herein by reference. They are also included in Exhibit 13, as filed with the SEC. See discussion referred to in Item 7 below for dividend information.

ITEM 6.  SELECTED FINANCIAL DATA

The section entitled "Five-Year Summary of Selected Financial Data" on the page preceeding page 1 of the Annual Report is incorporated herein by reference. It is also included in Exhibit 13, as filed with the SEC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled "Management's Discussion and Analysis" on Pages 34 to 36 of the Annual Report is incorporated herein by reference. It is also included in Exhibit 13, as filed with the SEC.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Certified Public Accountants and the Consolidated Financial Statements and Notes thereto on pages 19 through 33 of the Annual Report are incorporated herein by reference. They are also included in Exhibit 13, as filed with the SEC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required is incorporated herein by reference to the section entitled "Selection of Auditors" in the registrant's Proxy Statement (the "Proxy Statement") dated March 14, 1997 and the Company's Current Report on Form 8-K filed on or about August 21, 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required, except for information relating to the executive officers of the registrant which appears at the end of Part I above, is incorporated herein by reference to the section entitled "Election of Directors" in the registrant's Proxy Statement (the "Proxy Statement") dated March 14, 1997.


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

The following Consolidated Financial Statements of Tellabs, Inc., and Subsidiaries, included in registrant's Annual Report to Stockholders for the year ended December 27, 1996, were previously incorporated by reference in Item 8:

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets: December 27, 1996 and December 29, 1995

     Consolidated Statements of Earnings: Years ended December 27, 1996, December 29, 1995 and December 30, 1994

     Consolidated Statements of Stockholders' Equity: Years ended December 27, 1996, December 29, 1995, and December 30, 1994

     Consolidated Statements of Cash Flows: Years ended December 27, 1996, December 29, 1995 and December 30, 1994

     Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules:

The following Consolidated Financial Statement Schedules of Tellabs, Inc., and Subsidiaries are included herein pursuant to Item 14(d):

     Report of Independent Certified Public Accountants on Schedules

     Schedule II    Valuation and Qualifying Accounts and Reserves

     Schedules not included have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) The Registrant filed a report on Form 8-K on October 31, 1996, with respect to the declaration of a two-for-one stock split payable in the form of a 100 percent dividend on November 15, 1996, to stockholders of record on October 31, 1996.

(c)  Exhibits:
     3.1   Restated Certificate of Incorporation 5/
     3.2   Amended and Restated By-Laws, as amended 3/
     4. Upon request of the Securities and Exchange Commission, registrant hereby agrees to furnish to the Commission copies of instruments (not filed) defining the rights of holders of long-term debt of the Company. (This undertaking is in lieu of a separate exhibit.)
     10.1 Tellabs, Inc. Deferred Compensation Plan, as amended and its related trust 6/
     10.2  1981 Incentive Stock Option Plan, as amended and restated 1/
     10.3  1984 Incentive Stock Option Plan, as amended and restated 1/

     10.4  1986 Non-Qualified Stock Option Plan, as amended and restated 1/
     10.5 1987 Stock Option Plan for Non-Employee Corporate Directors, as amended and restated 1/
     10.6  1989 Stock Option Plan, as amended and restated 1/
     10.7  Employee Quality Stock Award Program 2/
     10.8  Form of Employment Agreement 3/
     10.9  1991 Stock Option Plan, as amended and restated 1/
     10.10 Description of Split-Dollar Insurance Arrangement with the Michael J. Birck Irrevocable Trust 3/
     10.11 1994 Stock Option Plan 4/
     10.12 Tellabs, Inc. Stock Bonus Plan for Former Employees of Steinbrecher Corporation 8/
     10.13 Tellabs, Inc. Stock Bonus Plan for Former Employees of TRANSYS Networks Inc.
     10.14 Tellabs, Inc. Stock Bonus Plan for Former Employees of International Business Machines Corporation
     13.   Annual Report to Stockholders
     16.    Letter Re: Change in Certifying Accountant 7/
     21.   Subsidiaries of the Registrant
     23.   Consent of Independent Certified Public Accountants
     27.   Financial Data Schedule

Exhibits 10.1 through 10.14 are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) hereof.

(d)  Schedules: See Item 14(a)2 above.

1/ Incorporated by reference from Tellabs, Inc. Post-effective Amendment No. 1 on Form S-8 to Form S-4 filed on or about
     June 29, 1992 (File No.  33-45788).
2/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended April 1, 1988 (File No. 0-9692).
3/   Incorporated by reference from Tellabs, Inc.  Form 10-K Annual
     Report for the year ended January 1, 1993 (File No.  0-9692).
4/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 1993 (File No. 0-9692).
5/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 30, 1995 (File No. 0-9692).
6/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 29, 1995 (File No. 0-9692).
7/ Incorporated by reference from Tellabs, Inc. Form 8-K Current Report filed on or about August 21, 1996 (File No. 0-9692).
8/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 28, 1996 (File No. 0-9692).

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TELLABS, INC.

March 21, 1997               By  /s Michael J. Birck
Date                                President and Chief
                                    Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                           DATE

/s Michael J. Birck        President and Director         March 21, 1997
                           (Principal Executive
                           Officer)

/s Peter A. Guglielmi      Executive Vice President       March 21, 1997
                           (Principal Financial
                           Officer) and Director

/s J. Peter Johnson        Controller (Principal          March 21, 1997
                           Accounting Officer)

/s Brian J. Jackman        Director                       March 21, 1997


/s John D. Foulkes         Director                       March 21, 1997


/s Frederick A. Krehbiel   Director                       March 21, 1997


/s Stephanie Pace Marshall Director                       March 21, 1997


/s William F. Souders      Director                       March 21, 1997


/s Thomas H. Thompson      Director                       March 21, 1997

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES


Board of Directors
Tellabs, Inc.


In connection with our audit of the consolidated financial statements of Tellabs, Inc., and Subsidiaries, referred to in our report dated January 15, 1997, which is included in the annual report to shareholders and incorporated by reference in Part II of this form, we have also audited
Schedule II for each of the three years in the period ended December 27, 1996. In our opinion, this schedule presents fairly in all material respects the information required to be set forth therein.





Grant Thornton LLP
Chicago, Illinois
January 15, 1997


                          TELLABS, INC.  AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended December 27, 1996, December 29, 1995 and December 30, 1994

                          ($ in thousands)

                                      Additions
                          Balance at charged to               Balance
                          beginning   costs and   Deduc-       at end
                            of year    expenses tions (A)     of year
                          ---------   --------- ---------     -------
1996
Allowance for
doubtful receivables         $2,317      $2,157      $792      $3,682
                             ======                            ======
1995
Allowance for
doubtful receivables           $992      $1,407       $82      $2,317
                             ======                            ======
1994
Allowance for
doubtful receivables           $844        $259      $111        $992
                             ======                            ======

NOTE:
(A) - Uncollectible accounts charged off, net of recoveries.
