Form 10-Q
period 1997-03-28
TELLABS INC
filed 1997-05-07
CIK 317771

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 1997

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

                    YES  [X]               NO  [ ]

   On May 2, 1997, 180,652,994 common shares of Tellabs, Inc. were outstanding.



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
























                                       -2-

                                 TELLABS, INC.
              CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS
                                 (Unaudited)
                                                        Mar. 28,  Dec. 27,
                                                          1997      1996
         Assets                                         --------- ---------
Current assets                                             (In thousands)
  Cash and cash equivalents                             $110,796   $90,446
  Investments in marketable securities                   218,656   136,421
  Accounts receivable, less allowance                    161,870   167,928
  Inventories
   Raw materials                                          32,263    30,961
   Work in process                                        12,699    12,046
   Finished goods                                         35,964    35,512
                                                        --------- ---------
                                                          80,926    78,519
  Other current assets                                     1,003     2,150
                                                        --------- ---------
          Total Current Assets                           573,251   475,464
  Property, plant, and equipment                         277,033   267,014
   Less accumulated depreciation                         109,069   104,254
                                                        --------- ---------
                                                         167,964   162,760
  Goodwill                                                68,206    64,785
  Other assets                                            36,079    40,814
                                                        --------- ---------
                                                        $845,500  $743,823
         Liabilities                                    ========= =========
Current Liabilities
  Accounts payable                                       $37,947   $36,931
  Accrued liabilities                                     70,783    71,258
  Income taxes                                            34,190    23,435
                                                        --------- ---------
          Total Current Liabilities                      142,920   131,624
  Long-term debt                                           4,115     2,850
  Other long-term liabilities                             12,676    10,964
  Deferred income taxes                                    6,334     7,109

         Stockholders' Equity
  Preferred stock, with $.01 par value-
   5,000,000 shares authorized, no shares issued              -         -
  Common stock, with $.01 par value -
   200,000,000 shares authorized 180,431,712
   shares issued and outstanding at March 28, 1997
   and 179,652,633 at December 27, 1996                    1,804     1,797
  Additional paid-in capital                             106,043    94,854
  Cumulative foreign currency translation adjustment     (11,912)    3,937
  Unrealized net holding gains on
   available-for-sale securities                          51,296    21,551
  Retained earnings                                      532,224   469,137
                                                        --------- ---------
        Total Stockholders' Equity                       679,455   591,276
                                                        --------- ---------
                                                        $845,500  $743,823
                                                        ========= =========

The accompanying notes are an integral part of these statements.


                                       -3-
                                 TELLABS, INC.
          CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF EARNINGS
                                 (Unaudited)

                                                        Three Months Ended
                                                        March 28, March 29,
                                                          1997      1996
                                                        --------- ---------
                                                       (In thousands, except
                                                         per share data)

Net sales                                               $247,123  $172,256
Cost of sales                                             95,420    74,482
                                                        --------- ---------
     Gross Profit                                        151,703    97,774

Marketing, general & administrative expense               45,574    33,613
Research and development expense                          33,236    21,602
Goodwill amortization                                      1,506       611
                                                        --------- ---------
     Total Operating Expense                              80,316    55,826
                                                        --------- ---------
Operating Profit                                          71,387    41,948

Interest income                                           (2,383)   (1,975)
Interest expense                                             116        28
Other income, net                                        (21,071)     (572)
                                                        --------- ---------
Earnings before income taxes                              94,725    44,467
Income taxes                                              31,638    13,340
                                                        --------- ---------
   Net Earnings                                          $63,087   $31,127
                                                        ========= =========

Earnings per share *                                       $0.34     $0.17
                                                        ========= =========

Average number of shares of
common stock outstanding *                               185,655   184,039





* 1996 share amounts are restated to give effect to the two-for-one stock split effective November 15, 1996.


The accompanying notes are an integral part of these statements.

                                  TELLABS, INC.
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                   For The Three Months Ended
                                                        March 28, March 29,
                                                          1997      1996
                                                        --------- ---------
                                                            (In thousands)
Cash Flows from Operating Activities:
Net earnings                                             $63,087   $31,127
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
 Depreciation and amortization                            10,478     6,461
 Provision for doubtful receivables                        1,167       390
 Deferred income taxes                                    (1,004)     (457)
 Gain on sale of stock held as an investment             (20,803)     ----
Net (increase) decrease in current assets,
 net of effects from acquisitions:
 Accounts receivable                                       1,130      (467)
 Inventories                                              (4,047)      536
 Other current assets                                      1,118        36
Net increase (decrease) in current liabilities,
 net of effects from acquisitions:
 Accounts payable                                          1,529    (1,527)
 Accrued liabilities                                     (18,211)  (10,945)
 Income taxes                                             11,730    (3,527)
Net increase in other assets                              (2,931)     (325)
Net increase in other liabilities                          1,810     1,125
                                                        --------- ---------
Net Cash Provided by Operating Activities                 45,053    22,427

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment, net       (15,360)   (9,371)
 Payments for purchases of marketable securities         (61,323)  (39,622)
 Proceeds from sales of marketable securities             52,103    33,005
 Payments for acquisitions, net of cash acquired          (7,821)     ----
                                                        --------- ---------
Net Cash Used by Investing Activities                    (32,401)  (15,988)

Cash Flows from Financing Activities:
 Common stock sold through stock-option plans             11,196     1,450
                                                        --------- ---------
Net Cash Provided by Financing Activities                 11,196     1,450

Effect of exchange rate changes on cash                   (3,498)     (562)
                                                        --------- ---------
Net increase in cash and cash equivalents                 20,350     7,327

Beginning of period cash and cash equivalents             90,446    92,485
                                                        --------- ---------
End of period cash and cash equivalents                 $110,796   $99,812
                                                        ========= =========

                                  TELLABS, INC.
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
                                  (Unaudited)


                                                   For The Three Months Ended
                                                        March 28, March 29,
                                                          1997      1996
                                                        --------- ---------
Supplemental Disclosures:                                   (In thousands)
Interest paid                                                $82       $32
Income taxes paid                                        $10,427   $17,550


Supplemental Schedule of Non-Cash Investing and Financing Activities:

In acquiring all of the outstanding shares of Trelcom Oy and certain wavelength-division multiplexing and optical networking technology and related assets from IBM, the Company paid cash totaling $8,434,000, currently allocated as follows:

                                             (In thousands)
         Fair value of assets acquired          $1,777
         Cost in excess of fair value            8,098
         Liabilities assumed                    (1,441)
                                              ---------
         Cash paid for acquisitions             $8,434
                                              =========


The accompanying notes are an integral part of these statements.

               TELLABS, INC.  NOTES TO CONDENSED CONSOLIDATED
                      COMPARATIVE FINANCIAL STATEMENTS




1.  Financial Information:

The unaudited financial information reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation.


2.  Basis of Presentation:

These financial statements are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally reflected in the Company's Annual Report on Form 10-K. Accordingly, the financial statements and notes herein should be read in conjunction with the financial statements and related notes in the Company's Form 10-K for the year ended December 27, 1996.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1997, the Company's cash, cash equivalents and marketable securities portfolio increased $102,585,000 to an all-time high of $329,452,000. The Company's marketable securities portfolio increase of $82,235,000 was primarily due to a mark-to-market adjustment of $54,148,000 for a certain investment. The Company's record earnings, combined with the $21,396,000 received from the sale of a stock held as an investment, drove the increase in cash during the period. Offsetting these additions, cash payments of approximately $8,434,000 were made for the acquisition of certain wavelength-division multiplexing and optical networking technology and related assets from IBM's Thomas J. Watson Research Center (Tellabs Optical Networking Group), and the acquisition of Trelcom Oy, a Finnish company specializing in digital subscriber line technology.

The Company invested approximately $15,360,000 in property, plant, and equipment during the first quarter of 1997. These expenditures were part of the Company's on-going expansion of the manufacturing and research and development capacity at its Bolingbrook, Illinois and Espoo, Finland facilities. Construction at the Illinois facility is expected to be completed during the second quarter of 1997, while the Company anticipates the expansion in Finland to be complete in the fourth quarter of 1997. The Company currently expects total capital expenditures for 1997 to approximate $95,000,000, the majority of which is planned for the aforementioned expansions and the purchase of equipment and other tangible assets to be installed in the newly-expanded facilities.

Goodwill increased $3,421,000 during the first quarter of 1997 as the net result of the goodwill created as part of the aforementioned acquisitions being offset by the effect of exchange rate fluctuations on the goodwill balances. Other long-term assets decreased by $4,735,000 primarily due to the reclassification of an investment to short-term. Accrued liabilities, which remained virtually unchanged when compared to the balance at December 27, 1996, reflect an increase in deferred taxes, most of which was related to the mark-to-market adjustment of the marketable securities, offset by payments made by the Company for year-end obligations related to employee compensation programs.

Net working capital at March 28, 1997 was $430,331,000, compared with working capital of $343,840,000 at December 27, 1996. The Company's current ratio at the end of the first quarter was 4.0 to 1. This increase in working capital was primarily due to the increase in the value of marketable securities held as investments and the cash generated by operating activities. Management believes that the existing level of working capital will be adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future. Sufficient resources exist to support the Company's growth and capital expenditures either through currently available cash, through cash generated from future operations, or through additional short-term or long-term financing.

RESULTS OF OPERATIONS

Sales for the first quarter of 1997 were a record $247,123,000, up 43.5 percent from the previous first quarter record of $172,256,000 set in 1996. Sales growth during the first quarter of 1997 as compared to the first quarter of 1996 was driven primarily by a 61.4 percent increase in sales of the SONET-based TITAN (a registered trademark of Tellabs Operations, Inc.) 5500 digital cross-connect system (TITAN 5500 system). Expansion of the customer base and increased demand by the Company's existing customers in response to optical interface enhancements to the TITAN 5500 system were the primary drivers for the increased sales. International sales, which grew by 49.1 percent from the same quarter of the prior year, were led by the 64.8 percent increase in sales of the MartisDXX (a trademark of Tellabs Oy) integrated access and transport system (the MartisDXX system). MartisDXX system sales growth was principally due to continued expansion outside the Scandinavian market. Also adding to the record first quarter sales in 1997 was a 33.2 percent or $4,756,000 increase in sales of digital echo cancellers over the same period in 1996.

Record net earnings were also posted in the first quarter of 1997. Earnings for the first quarter of 1997 were $63,087,000, up 102.7 percent from $31,127,000 a year earlier. Earnings per share for the current quarter were 34 cents. First quarter 1997 earnings included a gain on the sale of stock held as an investment of $13,855,000 (net of taxes). Excluding the effect of this gain, earnings per share for the first quarter of 1997 were 27 cents compared with 17 cents for the first quarter of 1996. The 1996 earnings per share amount has been restated to give effect to the two-for-one stock split effective November 15, 1996. The increase in earnings for the first quarter of 1997 was primarily the result of the aforementioned sales growth, an increase in the gross profit margin as a percentage of sales, and the previously described gain on the sale of the stock.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," (FAS No. 128) which is required to be adopted for the 1997 fiscal year end. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in basic earnings per share for the first quarter ended March 28, 1997 and March 29, 1996 of one cent per share for both periods.

The gross profit margin for the first quarter 1997 improved to 61.4 percent from 56.8 percent for the same period in 1996. This improvement reflects a favorable sales mix of higher-margin products and also the continuation of efficient manufacturing operations.

Operating expenses for the first quarter of 1997 were $80,316,000, an increase of 43.9 percent over the operating expenses incurred in the first quarter of 1996. This increase was due to the inclusion of new items such as the expenses of the Tellabs Wireless Systems Division and the Tellabs Transport Group, along with the continued investment in a sophisticated, globally-integrated information system. Despite the increase of operating expenses in total, operating expenses remained almost unchanged as a percentage of sales, 32.5 percent for the first quarter of 1997 as compared to 32.4 percent for the same period in 1996.

Other income was $21,071,000 for the first quarter of 1997 compared to $572,000 for the first quarter of 1996. The gain on the sale of stock held as an investment of $20,803,000 was the primary reason for the large increase. Interest income increased to $2,383,000 in the first quarter of 1997, up 20.7 percent from $1,975,000 in the first quarter of 1996, as a result of significantly higher cash balances, offset by lower market interest rates. Interest expense increased to $116,000 in the first quarter of 1997, from $28,000 in the first quarter of 1996. The increase is primarily attributable to capital lease expense at the Tellabs Wireless Systems Division.

The effective tax rate was approximately 33.4 percent for the first quarter of 1997 compared to 30.0 percent for the first quarter of 1996. The increase in the effective tax rate for 1997 reflects the tax effect of the gain on the stock sale and the sales increase at domestic facilities, where the tax rate is significantly higher than at the Company's subsidiaries in Ireland and Finland. The 1997 effective tax rate reflects adjustments from the Federal statutory rate primarily attributable to foreign tax rate benefits.

The Company cautions that except for historical information, the matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that may affect the Company's actual results and cause results to differ materially from such forward-looking statements. Such risks and uncertainties include but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, research and new product development, protection of intellectual property, patents and technology, ability to attract and retain highly qualified personnel, availability of components and critical manufacturing equipment, facility construction and startups, the regulatory and trade environment, and other factors indicated from time to time in the Company's filings with the Securities and Exchange Commission. Such forward-looking statements reflect only information available at the time this report is being filed, as a result the Company undertakes no obligation to update the statements to reflect subsequent circumstances or events.

                      PART II.  OTHER INFORMATION







ITEM 6.  Exhibits and Reports on Form 8-K

     (A) Exhibits:

               Exhibit 27 - Financial Data Schedule.

     (B) Reports on Form 8-K

               The Registrant filed a report on Form 8-K/A on March 24, 1997, prior to the filing of this quarterly report on Form 10-Q, with respect to the completion of the Registrant's change in certifying accountant.

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




  May 7, 1997
----------------
     (Date)