Form 10-Q
period 1997-06-27
TELLABS INC
filed 1997-07-24
CIK 317771

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the quarterly period ended June 27, 1997

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

                    YES  [X]               NO[ ]

   On July 15, 1997, 181,008,358 common shares of Tellabs, Inc. were outstanding.

                             TELLABS, INC.

                                 INDEX





                                                                   Page

     PART I.        FINANCIAL INFORMATION


     Item 1.        Financial Statements:

                     Condensed Consolidated Comparative
                     Balance Sheets                                   3

                     Condensed Consolidated Comparative
                     Statements of Earnings                           4

                     Condensed Consolidated Comparative
                     Statements of Cash Flow                          5

                    Notes to Condensed Consolidated Comparative
                    Financial Statements                              7

     Item 2.        Management's Discussion and Analysis              8


     PART II.       OTHER INFORMATION

     Item 4.        Submission of Matters to a Vote of
                    Security Holders                                 12

     Item 6.        Exhibits and Reports on Form 8-K                 12



     SIGNATURE                                                       13

                                 TELLABS, INC.
              CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS
                                 (Unaudited)            June 27,  Dec. 27,
                                                          1997      1996
         Assets                                         --------- ---------
Current assets                                             (In thousands)
  Cash and cash equivalents                              $86,157   $90,446
  Investments in marketable securities                   341,138   136,421
  Accounts receivable, less allowance                    171,126   167,928
  Inventories
   Raw materials                                          42,249    30,961
   Work in process                                         7,646    12,046
   Finished goods                                         35,770    35,512
                                                        --------- ---------
                                                          85,665    78,519
  Other current assets                                     2,246     2,150
                                                        --------- ---------
          Total Current Assets                           686,332   475,464
  Property, plant, and equipment                         294,840   267,014
   Less accumulated depreciation                         114,278   104,254
                                                        --------- ---------
                                                         180,562   162,760
  Goodwill                                                65,749    64,785
  Intangible and other assets                             41,398    40,814
                                                        --------- ---------
                                                        $974,041  $743,823
         Liabilities                                    ========= =========
Current Liabilities
  Accounts payable                                       $44,479   $36,931
  Accrued liabilities                                     98,912    71,258
  Income taxes                                            24,646    23,435
                                                        --------- ---------
          Total Current Liabilities                      168,037   131,624

  Long-term debt                                           4,083     2,850
  Other long-term liabilities                             12,741    10,964
  Deferred income taxes                                    5,869     7,109
         Stockholders' Equity
  Preferred stock, with $.01 par value-
   5,000,000 shares authorized, no shares issued              -         -
  Common stock, with $.01 par value -
   500,000,000 shares authorized 180,996,477
   shares issued and outstanding at June 27, 1997
   and 179,652,633 at December 27, 1996                    1,810     1,797
  Additional paid-in capital                             114,689    94,854
  Cumulative foreign currency translation adjustment     (18,000)    3,937
  Unrealized net holding gains on
    available-for-sale securities                         93,827    21,551
  Retained earnings                                      590,985   469,137
                                                        --------- ---------
        Total Stockholders' Equity                       783,311   591,276
                                                        --------- ---------
                                                        $974,041  $743,823
                                                        ========= =========


The accompanying notes are an integral part of these statements.

                                 TELLABS, INC.
          CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF EARNINGS
                                 (Unaudited)

                                    Three Months Ended  Six Months Ended
                                    June 27,  June 28,  June 27,  June 28,
                                      1997      1996      1997      1996
                                    --------- --------- --------- ---------
                                     (In thousands, except per-share data)

Net sales                           $292,701  $189,473  $539,824  $361,729
Cost of sales                        111,445    77,158   206,865   151,640
                                    --------- --------- --------- ---------
     Gross Profit                    181,256   112,315   332,959   210,089

Marketing, general & admin expense    55,850    39,264   101,424    72,877
Research and development expense      37,532    24,890    70,768    46,492
Acquired in-process research
     and development                      -     74,658        -     74,658
Goodwill amortization                  1,517       706     3,023     1,317
                                    --------- --------- --------- ---------
     Total Operating Expense          94,899   139,518   175,215   195,344

Operating Profit (Loss)               86,357   (27,203)  157,744    14,745

Interest income                        3,032     1,887     5,415     3,862
Interest expense                        (182)     (501)     (298)     (529)
Other income (expense), net              687      (152)   21,758       420
                                    --------- --------- --------- ---------
Earnings (Loss) before income taxes   89,894   (25,969)  184,619    18,498
Income taxes (benefit)                31,133    (7,291)   62,771     6,049
                                    --------- --------- --------- ---------
   Net Earnings (Loss)               $58,761  ($18,678) $121,848   $12,449
                                    ========= ========= ========= =========

Earnings (Loss) per share *            $0.32    ($0.10)    $0.66     $0.07
                                    ========= ========= ========= =========

Average number of shares of
common stock outstanding *           186,356   184,284   186,006   184,162





* 1996 share amounts are restated to give effect to the two-for-one stock split effective November 15, 1996.


The accompanying notes are an integral part of these statements.

                                  TELLABS, INC.
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
                           (Unaudited - In thousands)
                                                   For The Six Months Ended
                                                        June 27,  June 28,
                                                          1997      1996
Cash Flows from Operating Activities:                   --------- ---------
Net earnings                                            $121,848   $12,449
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
 Depreciation and amortization                            21,435    14,445
 Provision for doubtful receivables                        1,545       955
 Deferred income taxes                                    (1,293)  (21,056)
 Acquired in-process research and development                ---    74,658
 Gain on sale of stock held as an investment             (20,803)      ---
Net (increase) decrease in current assets,
 net of effects from acquisitions:
 Accounts receivable                                     (10,194)    3,913
 Inventories                                              (9,466)   (3,549)
 Other current assets                                       (169)     (392)
Net increase (decrease) in current liabilities,
 net of effects from acquisitions:
 Accounts payable                                          8,302    (1,248)
 Accrued liabilities                                     (12,896)   (7,722)
 Income taxes                                              2,461    (8,494)
Net increase in other assets                             (10,265)   (2,259)
Net increase in other liabilities                          1,913     1,643
                                                        --------- ---------
Net Cash Provided by Operating Activities                 92,418    63,343

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment, net       (36,885)  (23,797)
 Payments for purchases of marketable securities        (124,882)  (54,247)
 Proceeds from sales of marketable securities             56,844    69,738
 Payments for acquisitions, net of cash acquired          (7,821)  (91,732)
 Origination of loan receivable                              ---    (5,822)
                                                        --------- ---------
Net Cash Used by Investing Activities                   (112,744) (105,860)

Cash Flows from Financing Activities:
 Proceeds from notes payable                                 ---    40,000
 Payments of notes payable                                   ---    (5,000)
 Common stock sold through stock-option plans             19,848     4,020
                                                        --------- ---------
Net Cash Provided by Financing Activities                 19,848    39,020
Effect of exchange rate changes on cash                   (3,811)      (54)
                                                        --------- ---------
Net decrease in cash and cash equivalents                 (4,289)   (3,551)
Beginning of period cash and cash equivalents             90,446    92,485
                                                        --------- ---------
End of period cash and cash equivalents                  $86,157   $88,934
                                                        ========= =========

                                  TELLABS, INC.
     CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW (continued)
                           (Unaudited - In thousands)


                                                   For The Six Months Ended
                                                        June 27,  June 28,
                                                          1997      1996
Supplemental Disclosures:                               --------- ---------
Interest paid                                               $123      $482
Income taxes paid                                        $46,130   $34,790



Supplemental Schedule of Non-Cash Investing and Financing Activities:

During 1997, in acquiring all of the outstanding shares of Trelcom Oy and certain wavelength-division multiplexing and optical networking technology and related assets from IBM, the Company paid direct costs totaling $8,434,000.

During 1996, in acquiring all of the outstanding shares of Steinbrecher Corporation and TRANSYS Network's SONET product line, the Company paid direct costs totaling $94,261,000.

In conjunction with the acquisitions, the purchase prices are currently allocated as follows:

                  (in thousands)      1997      1996
                                    --------- ---------
Fair value of assets acquired         $1,777  $104,944
Cost in excess of fair value           8,098    22,977
Liabilities assumed                   (1,441)  (33,660)
                                    --------- ---------
Cash paid for acquisitions            $8,434   $94,261
                                    ========= =========

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1997, the Company's cash, cash equivalents and marketable securities portfolio increased by $200,428,000 to $427,295,000. The increase was primarily due to a mark-to-market adjustment of $118,872,000 for a certain investment and additions to the remainder of the Company's marketable securities portfolio of $85,845,000. The Company's record earnings, combined with the $21,396,000 received from the sale of stock held as an investment, produced the increase in cash during the first half of 1997, offset by payments for two first-quarter acquisitions.

Record second-quarter sales contributed to an increase of $3,198,000 in accounts receivable, net of allowance, when compared to the balance at the 1996 fiscal year-end. The inventory increase of $7,146,000 during the first half of 1997 reflects additions late in the second quarter in anticipation of sales during the remainder of 1997. Goodwill increased $964,000 during the first half of 1997 primarily due to the goodwill created as part of the first quarter acquisitions, offset by the negative effects of exchange rate fluctuations and amortization of the goodwill balances. Other long-term assets increased $584,000 from the year-end balance reflecting additional capitalization of the Company's costs to develop a globally-integrated information system, offset by the reclassification of the remaining portion of an investment to short-term. Accrued liabilities increased $27,654,000 from the balance at December 27, 1996 due to a $41,806,000 increase in deferred taxes, most of which was related to the mark-to-market adjustment of the marketable securities, offset by payments for normal year-end obligations.

The Company invested approximately $37,000,000 in property, plant and equipment during the first half of the year (exclusive of the acquisitions). These expenditures included the Company's on-going expansion of the manufacturing and research and development capacity at its Bolingbrook, Illinois and Espoo, Finland facilities. The Company currently expects net capital additions for 1997 to approximate $95,000,000, the majority of which is planned for the aforementioned expansions, the purchase of equipment and other tangible assets to be installed in the newly-expanded facilities, and the initial phase of the construction of the recently announced 130,000-square-foot manufacturing and research and development facility in Shannon, Ireland. Completion of the Shannon facility is anticipated to occur in mid-1998.

Net working capital at June 27, 1997 was $518,295,000, compared with net working capital of $343,840,000 at December 27, 1996. The Company's current ratio at the end of the second quarter was 4.1 to 1. The increase in net working capital was primarily due to the increase in the value of the Company's marketable securities portfolio and the cash generated by operating activities. Management believes that this level of working capital will be adequate for the Company's liquidity needs related to normal operations, both currently and in the foreseeable future. Sufficient financial resources exist to support the Company's growth either through currently available cash, through cash generated from future operations, or through additional short-term or long-term financing.

RESULTS OF OPERATIONS

Sales for the second quarter of 1997 were a record $292,701,000, up 55 percent from the previous second quarter record of $189,473,000 set in 1996. The growth in sales was primarily the result of the combined record sales of the Company's SONET-based TITAN (a registered trademark of Tellabs Operations, Inc.) 5500 digital cross-connect systems (the TITAN 5500 system), the MartisDXX (a trademark of Tellabs Oy) integrated access and transport systems (the MartisDXX system), and digital echo cancellers. The continued strength of domestic sales was led by sales of the TITAN 5500 system, which increased 82 percent over the same period last year. The increase in sales of the TITAN 5500 system has been driven by the continued demand for transportation of ever-increasing quantities of voice, data and multimedia information across telecommunications networks worldwide. International sales, which grew almost 60 percent compared to the same quarter last year, were led by a 70 percent increase in sales of the MartisDXX system as sales of the system continue to expand outside the Scandinavian markets. Also contributing to the record second quarter sales were digital echo cancellers, which experienced an 89 percent increase over the same period in 1996.

Earnings for the second quarter of 1997 were $58,761,000, up from the 1996 second quarter loss of $18,678,000. The loss in the second quarter of 1996 was principally the result of a one-time research and development charge of $74,658,000 ($54,100,000 net of tax) related to the acquisition of Tellabs Wireless. Earnings per share were 32 cents in the second quarter of 1997, compared with a loss of 10 cents per share (or, excluding the effect of the research and development charge, earnings of 19 cents per share) for the second quarter of 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," (FAS No. 128) which is required to be adopted for the 1997 fiscal year end. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase of one cent to basic earnings per share for the second quarter of 1997 and no change to the earnings per share for the second quarter of 1996. Basic earnings per share for the six months ended June 27, 1997 are expected to increase by two cents per share, while no change is expected for the six months ended June 28, 1996.

The gross profit margin percentage for the second quarter of 1997 increased to 61.9 percent from 59.3 percent in the second quarter of 1996. This increase reflects highly productive and efficient manufacturing operations during the quarter in addition to a more profitable product mix.

Operating expenses for the second quarter of 1997 increased by 46.3 percent over the second quarter of 1996, excluding the one-time charge to earnings for the acquired in-process research and development. This increase in expenses reflects the Company's commitment to continued product research and development and expansion of service and support capabilities, both domestically and internationally. In addition, the 1997 expenses include the operational expenses for the Tellabs Transport and Optical Networking Groups, which were not included in operations at this time last year. In contrast, total operating expenses for the second quarter of 1997 decreased as a percentage of sales from 34.2 percent in 1996, excluding the one-time charge, to 32.4 percent in 1997.

Interest income contributed $3,032,000 to pretax income in the second quarter of 1997, up 60.7 percent from $1,887,000 in the second quarter of 1996. This increase was due to higher investment balances, offset by lower market interest rates. Interest expense decreased to $182,000 for the second quarter of 1997 from $501,000 for the second quarter of 1996, in the absence of the outstanding bank debt used to finance the Tellabs Wireless acquisition in 1996.

Other income was $687,000 for the second quarter of 1997 compared to a loss of $152,000 for the second quarter of 1996. The strength of the U.S. dollar against the Finnish markka and the Irish punt during 1997 was the primary reason for the shift to income from the loss incurred a year earlier, when the U.S. dollar was weaker against these same currencies.

The effective tax rate was approximately 34.6 percent for the second quarter of 1997 and a benefit of 28.1 percent for the second quarter of 1996. The increase in the effective tax rate for 1997 in comparison to the rate for 1996 is primarily due to the increase in domestic taxable income in 1997, offset by the tax effects in 1996 of the in-process research and development one-time charge taken in conjunction with the Tellabs Wireless acquisition. The Company's 1997 and 1996 effective tax rates reflect the benefits of lower foreign tax rates as compared to the U.S. Federal statutory rate.

Sales for the first six months of 1997 exceeded the half-billion dollar mark, reaching $539,824,000, which was an increase of 49 percent from sales of $361,729,000 for the same period in 1996. Domestic sales increased 47 percent for the first six months of 1997, compared to 1996, primarily due to a 72 percent increase in TITAN 5500 system sales. International sales for the first half of 1997 increased by 54 percent from the same period in 1996. This increase was driven by a 67 percent increase in MartisDXX system sales reflecting continued expansion outside of the Scandinavian markets.

Net earnings for the first six months of 1997, which included a pre-tax gain of $20,803,000 ($13,855,000 net of tax) for the sale of stock held as an investment, were $121,848,000 compared to $12,449,000 in 1996, including the one-time charge of $74,658,000 ($54,100,000 net of tax) for acquired in-process research and development relating to the Tellabs Wireless acquisition. Earnings per share were 66 cents for the first six months of the year (59 cents excluding the effect of the stock sale) compared to 7 cents for the same time period in 1996 (36 cents per share excluding the one-time research and development charge).

The gross profit margin for the first six months of 1997 improved to an all-time record 61.7 percent versus 58.1 percent for the first six months of 1996. This improvement was primarily driven by a sales mix that featured higher-margin products as well as continued manufacturing efficiencies.

Operating expenses for the first six months of 1997 increased 45.2 percent over the same period in 1996, excluding the one-time charge to earnings for the acquired in-process research and development. Contributing to the overall increase are the expenses of Tellabs Wireless, Tellabs Transport Group, and Tellabs Optical Networking Group, along with continuing international and domestic research and development of products and expansion of service and support capabilities. However, consistent with the results of the second quarter of 1997, operating expenses during the first six months of 1997 decreased as a percentage of sales to 32.5 percent compared from 33.4 percent for the same period in 1996, excluding the one-time charge.

Interest income contributed $5,415,000 to pretax income during the first six months of 1997, an increase of 40.2 percent from $3,862,000 in 1996. This increase was due to higher investment balances, offset by lower market interest rates. Interest expense was $298,000 during the first six months of 1997 compared to $529,000 during the same period in 1996. The higher 1996 interest expense resulted from the bank debt used to finance the Tellabs Wireless acquisition.

Other income was $21,758,000 for the first half of 1997 compared to $420,000 during the first half of 1996. The majority of the increase represents the gain on the sale of stock held as an investment of $20,803,000. In addition, foreign exchange gains increased to $875,000 during the first six months of 1997 from $236,000 during the same period in 1996. The larger gains in 1997 were a result of the strength of the U.S. dollar versus the Finnish markka and Irish punt.

The effective tax rate was approximately 34.0 percent for the first six months of 1997 compared to 32.7 percent for the same period in 1996.
The increase in the effective tax rate for 1997 is primarily due to the increase in domestic taxable income and the gain on the stock sale, offset by the tax effects of the in-process research and development one-time charge taken in conjunction with the Tellabs Wireless acquisition during 1996. The Company's 1997 and 1996 effective tax rates reflect the benefits of lower foreign tax rates as compared to the U.S. Federal statutory rate.

The Company cautions that except for historical information, the matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that may affect the Company's actual results and cause results to differ materially from such forward-looking statements. Such risks and uncertainties include but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, research and new product development, protection of intellectual property, patents and technology, ability to attract and retain highly qualified personnel, availability of components and critical manufacturing equipment, facility construction and startups, the regulatory and trade environment, and other factors indicated from time to time in the Company's filings with the Securities and Exchange Commission. Such forward-looking statements reflect only information available at the time of the filing of this report. As a result, the Company undertakes no obligation to update the statements to reflect subsequent circumstances or events.

                      PART II.  OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on April 16,
1997. At this meeting, John D. Foulkes and Peter A. Guglielmi were re-elected as directors and Jan H. Suwinski was elected to his first term as a director. Thomas H. ("Tommy") Thompson chose not to run for re-election. These directors were elected for a term of office expiring at the Company's Annual Meeting of Stockholders in 2000. In addition, the following directors are continuing in office for the terms indicated: Michael J. Birck and Frederick A. Krehbiel for terms expiring at the Company's Annual Meeting of Stockholders in 1998, and Brian J. Jackman, Stephanie Pace Marshall, and William F. Souders for terms expiring at the Company's Annual Meeting of Stockholders in 1999.

Set forth below is a separate tabulation of the votes cast for and votes withheld with respect to each nominee for director elected at this meeting:

                               Votes For     Votes Withheld
John D. Foulkes               163,298,945        739,551
Peter A. Guglielmi            163,174,992        863,504
Jan H. Suwinski               163,318,078        720,418

In addition, stockholders approved the amendment to the Restated
Certificate of Incorporation which increased the authorized shares of common stock from 200,000,000 to 500,000,000 by the following vote:

         For            119,132,542
         Opposed         44,542,727
         Withheld           363,227


ITEM 6.  Exhibits and Reports on Form 8-K


     (A) Exhibits:

             Exhibit 3.3 - Certificate of Amendment to Restated
                           Certificate of Incorporation dated
                           April 16, 1997.

             Exhibit 10.15 - Severance Arrangement for John E. Vaughan.

             Exhibit 10.16 - Restricted Stock Award for John E. Vaughan.

             Exhibit 27 - Financial Data Schedule.

     (B) Reports on Form 8-K

             The Registrant filed a report on Form 8-K on July 23, 1997, prior to the filing of this quarterly report of Form 10-Q, with respect to the issuance of a second quarter letter to stockholders.

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




July 24, 1997
---------------- (Date)