Form 10-Q
period 1997-09-26
TELLABS INC
filed 1997-10-20
CIK 317771

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the quarterly period ended September 26, 1997

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                      Commission File Number    0-9692
                                              ----------
                               TELLABS, INC.
         ---------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  Delaware                         36-3831568
         -------------------------          ----------------------
         (State of Incorporation)       (I.R.S. Employer Identification No.)

       4951 Indiana Avenue, Lisle, Illinois                 60532
     --------------------------------------           ------------
     (Address of Principal Executive Offices)           (Zip Code)

      Registrant's telephone number, including area code (630) 378-8800
                                                      ------------------
      Securities registered pursuant to Section 12(b) of the Act:

            Title of each class          Name of each exchange
                                          on which registered

                    None                         N/A
         -------------------------          ---------

      Securities registered pursuant to Section 12 (g) of the Act:

                  Common shares, with $ .01 par value
                  ---------------------------------
                            (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  [X]               NO[ ]

   On September 26, 1997, 181,474,547 common shares of Tellabs, Inc. were outstanding.

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

                                 TELLABS, INC.
              CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS
                                 (Unaudited)
                                                       Sept. 26,   Dec. 27
                                                         1997       1996
         Assets                                       ----------- ---------
Current assets                                           (In thousands)
  Cash and cash equivalents                             $127,853   $90,446
  Investments in marketable securities                   375,701   136,421
  Accounts receivable, less allowance                    202,776   167,928
  Inventories
   Raw materials                                          33,856    30,961
   Work in process                                        16,969    12,046
   Finished goods                                         33,824    35,512
                                                      ----------- ---------
                                                          84,649    78,519
  Other current assets                                     1,757     2,150
                                                      ----------- ---------
          Total Current Assets                           792,736   475,464
  Property, plant, and equipment                         319,972   267,014
   Less accumulated depreciation                         120,475   104,254
                                                      ----------- ---------
                                                         199,497   162,760
  Goodwill, net                                           63,007    64,785
  Intangibles and other assets, net                       46,734    40,814
                                                      ----------- ---------
                                                      $1,101,974  $743,823
                                                      =========== =========
         Liabilities
Current Liabilities
  Accounts payable                                        40,039    36,931
  Accrued liabilities                                    120,228    71,258
  Income taxes                                            40,955    23,435
                                                      ----------- ---------
          Total Current Liabilities                      201,222   131,624
  Long-term debt                                           3,949     2,850
  Other long-term liabilities                             13,840    10,964
  Deferred income taxes                                    5,329     7,109
         Stockholders' Equity
  Preferred stock, with $.01 par value-
   5,000,000 shares authorized, no shares issued            -           -
  Common stock, with $.01 par value -
   500,000,000 shares authorized 181,474,547
   shares issued and outstanding at September 26, 1997
   and 179,652,633 at December 27, 1996                    1,815     1,797
  Additional paid-in capital                             125,765    94,854
  Cumulative foreign currency translation adjustment     (26,338)    3,937
  Unrealized net holding gains on
   available-for-sale securities                         121,101    21,551
  Retained earnings                                      655,291   469,137
                                                      ----------- ---------
        Total Stockholders' Equity                       877,634   591,276
                                                      ----------- ---------
                                                      $1,101,974  $743,823
                                                      =========== =========

The accompanying notes are an integral part of these statements.

                                 TELLABS, INC.
          CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF EARNINGS
                                 (Unaudited)

                                  Three Months Ended  Nine Months Ended
                                  Sept. 26, Sept. 27,  Sept. 26,  Sept. 27,
                                    1997      1996       1997       1996
                                  --------- --------- ----------- ---------
                                   (In thousands, except per share data)

Net sales                         $309,408  $234,340    $849,232  $596,069
Cost of sales                      115,829    94,811     322,694   246,451
                                  --------- --------- ----------- ---------
     Gross Profit                  193,579   139,529     526,538   349,618

Marketing, general & admin expense  58,734    42,479     160,158   115,356
Research and development expense    40,039    28,137     110,807    74,629
Acquired in-process research
     and development                    -         -         -       74,658
Goodwill amortization                1,493     1,196       4,516     2,513
                                  --------- --------- ----------- ---------
     Total Operating Expense       100,266    71,812     275,481   267,156

Operating Profit                    93,313    67,717     251,057    82,462

Interest income                      3,031     1,746       8,446     5,608
Interest expense                       (14)     (488)       (312)   (1,017)
Other (expense) income, net          1,104      (451)     22,862       (31)
                                  --------- --------- ----------- ---------
Earnings before income taxes        97,434    68,524     282,053    87,022
Income taxes                        33,127    22,407      95,898    28,456
                                  --------- --------- ----------- ---------
   Net Earnings                    $64,307   $46,117    $186,155   $58,566
                                  ========= ========= =========== =========

Earnings per share *                 $0.34     $0.25       $1.00     $0.32
                                  ========= ========= =========== =========

Average number of shares of
common stock and common stock
equivalents outstanding *          186,532   184,876     186,181   184,400


* 1996 share amounts are restated to give effect to the two-for-one stock split effective November 15, 1996.











The accompanying notes are an integral part of these statements.

                                  TELLABS, INC.
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                                 For The Nine Months Ended
                                                       Sept. 26,  Sept. 27,
                                                         1997       1996
                                                       ---------  ---------
                                                          (In thousands)
Cash Flows from Operating Activities:
Net earnings                                            $186,155   $58,566
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
 Depreciation and amortization                            32,224    23,375
 Provision for doubtful receivables                        2,419     1,937
 Deferred income taxes                                    (3,844)  (20,004)
 Gain on sale of stock held as an investment             (20,803)     -
 Acquired in-process research and development                -      74,658
Net (increase) decrease in current assets,
 net of effects from acquisitions:
 Accounts receivable                                     (45,704)  (32,423)
 Inventories                                              (9,128)  (13,657)
 Other current assets                                        446      (764)
Net increase (decrease) in current liabilities,
 net of effects from acquisitions:
 Accounts payable                                          4,093     9,273
 Accrued liabilities                                      (7,061)    8,181
 Income taxes                                             19,572    (8,302)
Net increase in other assets                             (17,444)   (3,778)
Net (decrease) increase in other liabilities               3,062      (433)
                                                      ----------- ---------
Net Cash Provided in Operating Activities                143,987    96,629

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment, net       (65,262)  (45,060)
 Payments for purchases of marketable securities        (191,237)  (72,929)
 Proceeds from sales of marketable securities            133,194    81,792
 Payments for acquisitions, net of cash acquired          (7,821)  (91,732)
 Origination of loan receivable                              -      (5,822)
                                                      ----------- ---------
Net Cash Used by Investing Activities                   (131,126) (133,751)

Cash Flows from Financing Activities:
 Proceeds from notes payable                                 -      40,000
 Payments of notes payable                                   -     (30,000)
 Common stock sold through stock-option plans             30,928    16,263
                                                      ----------- ---------
Net Cash Provided by Financing Activities                 30,928    26,263
Effect of exchange rate changes on cash                   (6,382)      547
                                                      ----------- ---------
Net (decrease) increase in cash and cash equivalents      37,407   (10,312)
Beginning of period cash and cash equivalents             90,446    92,485
                                                      ----------- ---------
End of period cash and cash equivalents                 $127,853   $82,173
                                                      =========== =========

                                  TELLABS, INC.
  CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW (continued)
                           (Unaudited - In thousands)

                                                 For The Nine Months Ended
                                                       Sept. 26,  Sept. 27,
                                                         1997       1996
                                                       ---------  ---------
Supplemental Disclosures:
Interest paid                                               $236    $1,004
Income taxes paid                                        $57,089   $46,540


Supplemental Schedule of Non-Cash Investing and Financing Activities:

During 1997, in acquiring all of the outstanding shares of Trelcom Oy and certain wavelength division multiplexing and optical networking technology and related assets from IBM, the Company paid direct costs totaling $8,434,000.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997, the Company's cash, cash equivalents and marketable securities portfolio increased by $276,687,000 to $503,554,000. The increase was primarily due to the mark-to-market adjustment of $163,718,000 for a single investment and additions to the remainder of the Company's marketable securities portfolio of $75,562,000. The Company's earnings, combined with the $21,396,000 received from the sale of stock held as an investment, produced the increase in cash during the period, offset by payments for the two first-quarter 1997 acquisitions.

Third-quarter sales contributed to an increase of $34,848,000 in accounts receivable, net of allowance, when compared to the balance at the end of 1996. The inventory increase of $6,130,000 from the year-end balance reflects levels necessary to support expected fourth quarter domestic and international sales. Goodwill, despite the addition of the goodwill created as part of the first-quarter acquisitions, decreased $1,778,000 during the first nine months of 1997 as the result of amortization of the goodwill balances and the effects of exchange rate fluctuations.

Intangibles and other assets increased $5,920,000 from the year-end balance reflecting additional capitalization of the Company's costs to configure a globally-integrated information system, which was implemented at the Shannon, Ireland facility during the third quarter and is being implemented at the Illinois and Texas facilities at the beginning of the fourth quarter. This was partially offset by the reclassification of the remaining portion of an investment to short-term. Accrued liabilities increased $48,970,000 from the balance at December 27, 1996 due to a $57,913,000 increase in deferred taxes, most of which was related to the mark-to-market adjustment of marketable securities, offset by payments for normal year-end obligations.

The Company invested approximately $65,262,000 in property, plant and equipment during the first nine months of the year (exclusive of the acquisitions). These expenditures included the Company's on-going expansion of the manufacturing and research and development capacity at the Espoo, Finland facility, the initial phase of construction of the Shannon, Ireland expansion and completion of the expansion at the Bolingbrook, Illinois facility. The Company expects net capital additions for 1997 to approximate $95,000,000, the majority of which is planned for the aforementioned expansions and the purchase of equipment and other tangible assets to be installed in the newly-expanded facilities.

Net working capital at September 26, 1997 was $591,514,000, compared with net working capital of $343,840,000 at December 27, 1996. The Company's current ratio at the end of the third quarter was 3.9 to 1. The increase in net working capital was primarily due to the increase in the value of the Company's marketable securities portfolio and the cash generated by operating activities. Management believes that this level of working capital will be adequate for the Company's liquidity needs related to normal operations, both currently and in the foreseeable future. Sufficient financial resources exist to support the Company's growth either through currently available cash, through cash generated from future operations, or through additional short-term or long-term financing.

RESULTS OF OPERATIONS

Sales for the third quarter of 1997 were a record $309,408,000, up 32 percent from the previous third quarter record of $234,340,000 set in 1996. The growth in sales was primarily the result of the combined sales of the Company's SONET-based TITAN (a registered trademark of Tellabs Operations, Inc.) 5500 digital cross-connect systems (the TITAN 5500 system) and the MartisDXX (a trademark of Tellabs Oy) integrated access and transport systems (the MartisDXX system). The continued strength of domestic sales was led by sales of the TITAN 5500 system, which increased 41 percent over the same period last year. The increase in sales of the TITAN 5500 system has been driven by the continued demand for transportation of increasing quantities of voice, data and multimedia information across telecommunications networks worldwide. International sales, which grew 33 percent compared to the same quarter last year, were led by a 27 percent increase in sales of the MartisDXX system as sales of the system continue to expand outside the Scandinavian markets. Echo cancellation products contributed to the third quarter performance with a 6 percent increase over the third quarter 1996. CABLESPAN (a registered trademark of Tellabs Operations Inc.) cable transport systems also contributed to third quarter sales by a more than doubling the prior year's third quarter sales.

Earnings for the third quarter of 1997 were $64,307,000, up 39 percent from the 1996 third quarter earnings of $46,117,000. Earnings per share were 34 cents in the third quarter of 1997, compared with 25 cents per share for the third quarter of 1996. The 1996 earnings per share amounts have been restated to reflect the effect of the two-for-one stock split effective November 15, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (FAS No. 128), which is required to be adopted for the 1997 fiscal year-end. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase of one cent to basic earnings per share for both the third quarter of 1997 and the third quarter of 1996. Basic earnings per share for the nine months ended September 26, 1997 are expected to increase by three cents per share, while basic earnings per share for the nine months ended September 27, 1996 are expected to increase by one cent per share.

The gross profit margin percentage for the third quarter of 1997 increased to 62.6 percent from 59.5 percent in the third quarter of 1996. This increase reflects continuing productive and highly efficient manufacturing operations, a more profitable product mix, and increased service revenues related to new TITAN installations.

Operating expenses for the third quarter of 1997 increased by 40 percent over the third quarter of 1996. This increase in expenses reflects the Company's commitment to expand its service and support capabilities and to augment its product research and development efforts worldwide in order to meet the needs of the Company's customers.

Interest income increased to $3,031,000 in the third quarter of 1997, up 74 percent from $1,746,000 in the third quarter of 1996. This increase was due to significantly higher cash balances, offset by lower market interest rates. Interest expense decreased to only $14,000 for the third quarter of 1997, from $488,000 in the third quarter of 1996. The higher interest expense during the third quarter of 1996 was the result of interest expenses related to the short-term borrowings used to help finance the Tellabs Wireless Systems Division acquisition.

Other income of $1,104,000 for the third quarter of 1997 was primarily related to foreign exchange gains of $737,000. These gains were the result of a strengthened U.S. dollar and Swedish krona versus the Finnish markka, and the U.S. dollar versus the Irish punt. Other expense of $451,000 for the third quarter of 1996 was primarily related to foreign exchange losses of $489,000. These losses were the result of a weakened U.S. dollar against the Finnish markka and Irish punt, as well as the strength of the Finnish markka versus other European currencies.

The effective tax rate was approximately 34.0 percent for the third quarter of 1997 and 32.7 percent for the third quarter of 1996. The increase in the effective tax rate for 1997 is primarily due to the increase in domestic taxable income. The 1997 and 1996 effective tax rates reflect adjustments from the Federal statutory rate primarily attributable to foreign tax rate benefits.

Sales for the first nine months of 1997 were $849,232,000, which was an increase of 42 percent from sales of $596,069,000 for the same period in 1996. Domestic sales increased 41 percent for the first nine months of 1997, compared to 1996, primarily due to a 59 percent increase in TITAN 5500 system sales. International sales for the first nine months of 1997 increased by 45 percent from the same period in 1996. This increase was driven by a 50 percent increase in MartisDXX system sales reflecting continued expansion outside of the Scandinavian markets.
Echo cancellation products contributed to the increase with a 39 percent increase over the same period in 1996.

Net earnings for the first nine months of 1997, which included a pre-tax gain of $20,803,000 ($13,855,000 net of tax) for the sale of stock held as an investment, were $186,155,000 compared to $112,666,000 in 1996, which excludes the one-time charge of $74,658,000 ($54,100,000 net of tax) for acquired in-process research and development relating to the Tellabs Wireless acquisition.

Earnings per share were $1.00 for the first nine months of the year (93 cents excluding the effect of the stock sale) compared to 32 cents for the same time period in 1996 (61 cents per share excluding the one-time research and development charge). The 1996 earnings per share amounts have been restated to reflect the effect of the two-for-one stock split effective November 15, 1996.

The gross profit margin for the first nine months of 1997 improved to
62.0 percent versus 58.7 percent for the first nine months of 1996. This increase reflects continuing productive and highly efficient manufacturing operations, a more profitable product mix, and increased service revenues related to new TITAN installations.

Operating expenses for the first nine months of 1997 increased 43 percent over the same period in 1996, excluding the one-time charge to earnings for the acquired in-process research and development. Contributing to the overall increase are the expenses of Tellabs Wireless, Tellabs Transport Group, and Tellabs Optical Networking Group, the continuing international and domestic research and development of products and the expansion of service and support capabilities and the expenses incurred as part of the implementation of the Company's new globally-integrated information system.

Interest income contributed $8,446,000 to pretax income during the first nine months of 1997, an increase of 51 percent from $5,608,000 in 1996. This increase was due to significantly higher average cash balances throughout the year, partially offset by lower market interest rates. Interest expense was $312,000 during the first nine months of 1997 compared to $1,017,000 during the same period in 1996. The significantly higher 1996 interest expense was related to the bank debt that was used to finance the Tellabs Wireless Systems Division acquisition.

Other income was $22,862,000 for the first nine months of 1997, compared to other expense of $31,000 during the same period of 1996. The majority of the increase represents the gain on the sale of stock held as an investment of $20,803,000. In addition, foreign exchange gains of $1,612,000 were recorded for the first nine months of 1997, versus losses of $252,000 during the same period in 1996. The foreign exchange gains experienced in 1997 were the result of the strengthened U.S. dollar and Swedish krona versus the Finnish markka, and the strength of the U.S. dollar versus the Irish punt. The losses in 1996 were the result of the weakened U.S. dollar against the Finnish markka and Irish punt.

The effective tax rate was approximately 34.0 percent for the first nine months of 1997 compared to 32.7 percent for the same period in 1996.
The increase in the effective tax rate for 1997 is primarily due to the increase in domestic taxable income and the gain on the stock sale, offset by the tax effects of the in-process research and development one-time charge taken in conjunction with the Tellabs Wireless acquisition during 1996. The Company's 1997 and 1996 effective tax rates reflect the benefits of lower foreign tax rates as compared to the U.S. Federal statutory rate.

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

                      PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

     (A) Exhibits:

               Exhibit 10.17 - Trust Document Amendment

               Exhibit 10.18 - 401 (k) Deferred Income Plan Amendment

               Exhibit 19.1 - Letter to Stockholders for Third Quarter (including graphs depicting comparisons of the Company's gross profit margin, book value per share, and return on equity for fiscal years 1993 - 1996 and year-to-date results for 1997 which have been omitted from this filing.) The Company issued this letter to stockholders through the Company's website at www.tellabs.com.

               Exhibit 19.2 - 1997 Third Quarter News Release
               (incorporated into Exhibit 19.1)

               Exhibit 27 - Financial Data Schedule

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



October 17, 1997
-----------------
(Date)