Form 10-K405
period 1998-01-02
TELLABS INC
filed 1998-03-20
CIK 317771

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                Form 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                For the fiscal year ended January 2, 1998

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

                            Yes [X] No [ ]

On February 16, 1998, 181,771,682 common shares of Tellabs, Inc., were outstanding, and the aggregate market value (based upon the closing sale price of the National Market System) of such shares held by nonaffiliates was approximately $9,403,852,000.

Documents incorporated by reference: Portions of the registrant's Annual Report to Stockholders for the fiscal year ended January 2, 1998, are incorporated by reference into Parts I and II, and portions of the

                                   1
registrant's Proxy Statement dated March 16, 1998 are incorporated by reference into Part III.

                                  PART I

ITEM I.  BUSINESS

Tellabs, Inc., an Illinois corporation, began operations in 1975 and became publicly owned in 1980. During 1992, the Illinois corporation merged with and into Tellabs Operations, Inc., a wholly-owned subsidiary. As a result of the merger, Tellabs Operations, Inc., became a subsidiary of Tellabs, Inc., a Delaware corporation (with its subsidiaries, unless the context indicates otherwise, "Tellabs" or the "Company"). The Company designs, manufactures, markets and services voice, data and video transport and network access systems that are used worldwide by public telephone companies, long-distance carriers, alternate service providers, cellular and other wireless service providers, cable operators, government agencies, utilities, and business end-users.

Products provided by the Company include fiber optic systems, digital cross-connect systems, managed digital networks and network access products. Digital cross-connect systems include the Company's TITAN (a registered trademark of Tellabs Operations, Inc.) 5500 and 5300 series of digital cross-connect systems. Managed digital networks include the Company's MartisDXX (a registered Finnish trademark of Tellabs Oy) integrated access and transport system (the MartisDXX system), statistical multiplexers, packet switches, and T1 multiplexers, and network management systems. Network access products include digital signal processing (DSP) products such as echo cancellers and T-coders; special service products
(SSP) such as voice frequency products; and local access products such as the CABLESPAN (a registered trademark of Tellabs Operations, Inc.) system.

The Company's products are sold in the domestic and international marketplaces (under the Tellabs name and trademarks and under private labels) through the Company's field sales force and selected distributors to a major customer base. This base includes Regional Bell Operating Companies (RBOCs), independent telephone companies (ITCs), interexchange carriers (IXCs), local telephone administrations (PTTs), local exchange carriers (LECs), original equipment manufacturers (OEMs), cellular and other wireless service companies, cable operators, alternate service providers, system integrators, government agencies, and business end-users ranging from small businesses to Fortune 500 companies.

The availability of digital technology along with the use of microprocessors and other custom and standard very large-scale integrated
(VLSI) circuitry continues to make it economically possible for the Company to expand its product lines to meet the changing customer demands and industry trends inherent in today's dynamic telecommunications environment. This expansion primarily involves the development of broad lines of service-provider-oriented networking systems that meet the increasing demands for efficient, multipurpose data, video, and voice communications services.

This same availability of technology in capital equipment makes it possible for the Company to efficiently and competitively continue to produce its own products in its world class manufacturing facilities located throughout the world.

                                   2

Each of the Company's manufacturing operations is registered under the ISO 9000 standard. ISO 9000 is an international set of standards developed to provide quality assurance for companies seeking to improve their quality standards and customer service.

Digital Cross-Connect Systems

The TITAN product family consists of technologically-sophisticated digital cross-connect systems and network management platforms. These flagship products address the needs of RBOCs, PTTs, IXCs, alternate local exchange, cellular, cable, government and Fortune 500 companies. These complex transmission systems are designed to meet or exceed domestic and international telephone industry standards.

The synchronous digital hierarchy (SDH)/SONET (synchronous optical network) digital cross-connect systems operate under software control and are typically used to build and control the narrowband, wideband and broadband transmission infrastructure of telecommunication service providers. Telecommunication managers utilize the digital cross-connect systems to generate revenue or to reduce cycle time while minimizing capital and operating expense. Key applications include centralized and remote testing of transmission facilities, grooming of voice, data, and video signals, automated provisioning of new services, and restoration of failed facilities. All of the TITAN systems include a feature for monitoring facility performance which enhances "process of elimination troubleshooting" in a complex network. The user can determine the early warnings of facility degradation rather than reacting to a network outage. The digital cross-connect system also converts international to domestic transmission and signaling standards. These products augment the ability of users to provide current, emerging, and future service to business and residential customers. Advanced survivable business services also utilize the TITAN products for interconnecting fiber transmission.

The TITAN systems vary in switching rate and facility interface speed. Tellabs offers the SONET TITAN 5300 series of cross-connect systems that can interface facilities at STS-1, DS3, DS1, E1, DS0, and subrate levels, and can switch them at DS0 levels and below. The systems in this series allow modular non-service affecting growth with capacities ranging from 8 to 4,000 ports.

Tellabs also offers the Company's flagship SONET TITAN 5500 system which interfaces facilities at the DS1, DS3, STS-1 and/or fiber optic OC-N levels, and cross-connects them at levels of DS1/VT1.5 and above. The TITAN 5500 is the first digital cross-connect system in the world to integrate optical (155 and 622 mb/s) equipment. A single TITAN 5500 system can carry the equivalent of 1,400,000 simultaneous phone conversations.

In 1998, the Company will leverage its TITAN SONET digital cross-connect system, echo cancellation and asynchronous transfer mode (ATM) technology to introduce a voice over ATM adaptation system.

Digital cross-connect system products accounted for approximately 60 percent, 57 percent, and 49 percent of 1997, 1996, and 1995 sales, respectively.


                                   3


Managed Digital Networks

Since Tellabs' entry into the data communications marketplace in 1983, the Company has developed a comprehensive family of networking products to address the requirements and flexibility demanded by the users of communications services. Products within this group include the MartisDXX system and the CROSSNET (a registered trademark of Tellabs Operations, Inc.) family of network-compatible T1/E1 time division multiplexers.

The MartisDXX system is a complete managed access and transport network system designed to be used by telecommunications service operators worldwide for the delivery of both mobile and general transport network services. Typical business service applications include private branch exchange (PBX) networking, local area network (LAN) interconnectivity (including frame relay), leased lines, ATM-based services, and X.21 and
X.25 data services. The range of mobile services includes analog and digital cellular, paging as well as other public and private voice, data and messaging services. The MartisDXX systems, as general-purpose backbone networks, carry the wide variety of services that may be provided by the public telecommunications service provider.

The latest enhancement to the system, SDH and ATM transmission and switching technologies, provide the capability to deliver higher-bandwidth services. New local loop technologies allow these higher-bandwidth services to be delivered over existing copper lines. In addition, the Company is developing digital subscriber line (DSL) technology for this product portfolio.

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

Managed digital networks accounted for approximately 28 percent of sales in each of 1997, 1996, and 1995.

                                   4
Network Access Systems

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

The Company's CABLESPAN 2300 system is a local access product developed between the Company and Advanced Fibre Communications, Inc. (AFC), designed to address the emerging cable and alternate service provider markets. The CABLESPAN 2300 "Universal Telephony Distribution System" is a next-generation, multiple services delivery system that allows cable television (CATV) providers, alternate access carriers (ALTs), and competitive access providers (CAPs) to build flexible communication networks that support the integrated delivery of video, voice, data and information services. The product provides maximum application flexibility through its ability to support a wide variety of network topologies, interface with various forms of transmission media and provide the modularity required to support both residential and business customers.
The CABLESPAN system can be managed either directly from an integral interface that provides local and remote management or from a PC-based stand-alone Element Management System (EMS) that allows the management of multiple CABLESPAN systems and supports multiple network operators while interfacing with other operational support systems.

                                   5
Network access products accounted for approximately 10 percent, 14 percent, and 21 percent of 1997, 1996, and 1995 sales, respectively.

Wireless Systems Division

In April 1996, the Company acquired all of the outstanding shares of Steinbrecher Corporation. This acquisition formed the basis of a new division within the Company, the Tellabs Wireless Systems Division (Wireless Systems Division). In 1998, this division became part of the Digital Systems Division as the result of a decision to change the primary focus of this group from the development of wideband radio technology for the local loop to optical networking and dense wave-division multiplexing. In addition to pursuing this new direction, this group will continue to provide core RF competencies to the rest of the Company, to support existing customers, to expand and extend its RF capabilities and to incorporate wireless technology applications into the Company's products.

MARKETING

Sales are generated through the Company's direct sales organization and selected distributors. The North American sales group consists of approximately 90 direct sales personnel and an additional 45 sales support personnel located throughout the United States and Canada. The
International sales group consists of approximately 55 direct sales personnel, and additional sales agents and sales support personnel in Latin America, South America, Europe, the Middle East, Africa, Asia and
Australia.

The North American sales organization conducts its activities from the corporate headquarters and six regional offices. The International sales organization conducts its activities from the corporate headquarters, twenty-four regional sales offices, and three regional headquarters. The regional sales offices are generally staffed by a regional sales manager or country manager, system sales engineers, and additional personnel as required.

Direct orders through the Company's field organization accounted for approximately 84 percent of 1997 sales.

The North American sales organization is structured by markets with emphasis on large customers. The international sales organization is structured to support activities on a regional basis, with "solution centers" located strategically throughout the world.

The Company has arrangements with a number of distributors of telecommunications equipment, both in North America and internationally, some of whom maintain inventories of the Company's products to facilitate prompt delivery. These distributors provide information on the Company's products through their catalogs and through trade show demonstrations. The Company's field sales force also assists the distributors with regular calls to them and their customers. Distributors, as a group, accounted for approximately 16 percent of 1997 sales. No single distributor accounted for more than 10 percent of 1997 sales.

CUSTOMER SERVICE

The Company maintains a worldwide customer service organization focused on providing its customers high quality technical and administrative

                                   6
product support. To ensure global support, Tellabs has four worldwide logistic centers: Lisle, Illinois; Shannon, Ireland; Mississauga, Canada; and Espoo, Finland.

The Company's customer service organization supports its customers with a wide range of services that include application engineering and support, installation, service agreements, on-site training, product repair (warranty administration), on-site maintenance, third party maintenance, consultation, logistics management, and 24-hour technical support via telephone and the Internet.

The Company's technical support organization consists of unique and highly-trained teams that focus on customer support of the TITAN 5500 and 5300 series, CROSSNET 44X and 33X, CABLESPAN, Voice Frequency and MartisDXX product lines. All teams utilize a problem tracking system to capture, collect and report on a number of data points specific to product performance and overall customer profiles. The technical support teams also utilize a call director system to track the status of customers' calls until completion.

The Company provides product warranties for periods ranging from one to five years for the repair or replacement of customer premises-located modules and systems found to be faulty due to defective material. The Company has an expedited replacement service that is used to immediately provide the customer with needed module replacements in response to a time-critical service outage.

CUSTOMERS

Sales to customer groups as a percentage of total sales were approximately as follows:
                                             1997     1996     1995

Regional Bell Operating Companies             32%      28%      28%
Independent Telephone Companies                4%       7%       5%
Interexchange Carriers                        17%      18%      16%
Corporate America, OEMs, Governmental
  Agencies, Cellular Companies, Utility
  and Railroad Companies, Alternate Service
  Providers, and System Integrators           14%      14%      14%
Foreign Sales
  Canada                                       2%       3%       4%
  International                               31%      30%      33%
                                             ----     ----     ----
 TOTAL                                       100%     100%     100%
                                             ====     ====     ====

In 1997, sales to SBC Communications Inc. accounted for approximately 11.5 percent of consolidated net sales. No single customer accounted for more than 10 percent of consolidated net sales in 1996 or 1995.

At January 2, 1998, and December 27, 1996, backlogs were approximately $109 million and $118 million, respectively. All of the January 2, 1998, backlog is expected to be shipped in 1998. The Company considers backlog to be an indicator, but not the sole predictor, of future sales.


                                   7


COMPETITION

The Company's products are sold in global markets and compete on the following key factors: responsiveness to customer needs, product features, customer-oriented planning, price, performance, reliability, breadth of product line, technical documentation, and prompt delivery.

The digital cross-connect systems compete principally with Lucent
Technologies, Alcatel and DSC Communications Corporation (DSC). The major competitors of the managed access and transport systems are Newbridge Networks Corporation, Nokia Telecommunications, and Network Equipment Technologies.

The network access products currently compete in four product areas: special services, echo cancellers, transcoders, and T1 Multiplexers.

The principal competitors in the special services market are Teltrend, Westell, and Charles Industries. The leading competitors in the echo canceller market are Lucent Technologies, Ericson, Coherent Communications Systems Corporation (Coherent), Ditech, and Nortel. As referenced in Part IV, Item 14(b), the Company has entered into an agreement and plan of merger with Coherent to acquire all the outstanding securities of Coherent.

The major competitors in the transcoder market are DSC and Aydin. The principal competition for the multiplexers are Newbridge Networks
Corporation, Premisys, and Ascom/Timeplex. The local access competitors are Nortel, Motorola, NEXT LEVEL, and ADC Telecommunications, Inc.

RESEARCH AND DEVELOPMENT

The telecommunications industry continues to be characterized by rapid technological change. Historically, the technology of this industry had been mainly analog, characterized by signals continuous in time with information contained in the frequency and amplitude of the signals. The industry has rapidly shifted toward digital technology in which information is coded in discrete pulses. The Company's current product development effort is directed almost entirely toward designing new products utilizing digital, SDH/SONET, wavelength division multiplexing, fiber optic and ATM technology. The Company has also focused much of its research and development efforts on large system software development and associated processes.

Many products used in network access system applications are well-suited to the use of digital implementation techniques, including utilization of microprocessors and other VLSI devices. The Company's ability to combine analog, digital and photonic technologies has been an important ingredient in its product development. The Company currently manufactures a number of products using microprocessor control circuitry which make extensive use of microprocessors and complex system software. The Company is also actively developing products which utilize high speed fiber optic technologies to provide higher performance transmission characteristics in today's telecommunication networks. The Company is continually updating its research and development capabilities through the addition of new computer-aided design (CAD) and computer-aided software engineering (CASE) tools, which assist in electronic, mechanical, and software design. Use of such tools is imperative as the Company seeks to respond to industry and customer demands for intelligent digital systems and networking products with capabilities for automated remote maintenance and provisioning.

                                   8
In early 1997, the Company acquired wave-length division multiplexing and optical networking technology from IBM's Thomas J. Watson Research Center which included rights to or ownership of several patents and patent applications and will compliment the Company's transport and access product portfolio. Under the terms of the agreement, the Research Center's optical network development team joined the Company. Only weeks later, the Company's Finnish Subsidiary, Tellabs Oy, announced the acquisition of Trelcom Oy of Finland, a company specializing in digital subscriber line technology. In addition to securing the Company's access to this technology, the acquisition was designed to accelerate the development of future enhancements to the Company's access product portfolio.

During 1996, the Company made two research and development-oriented acquisitions designed at advancing and expanding the Company's existing product performance capabilities. In the first, the acquisition of Steinbrecher Corporation in April 1996, the Company acquired certain wireless communications technology for incorporation into the Company's products. In the second acquisition, the Company acquired the broadband access product line of TRANSYS Networks Inc in June 1996. The move was designed to provide the Company with broadband access and transport technology that would complement the technology that already exists in its TITAN line of SONET-based digital cross-connect systems.

The Company is also involved in product-oriented alliances. In December 1996, the Company and AFC, a Petaluma, California-based provider of next-generation digital loop carrier equipment, terminated the joint venture agreement signed in April 1994, and entered into a licensing agreement for the development, manufacturing, and marketing of the CABLESPAN product. That agreement was modified in early 1998 to expand certain of the licenses and market rights.

These acquisitions and alliances allow the Company access to technology that is important to the future of its products. In addition, to ensure that the technologies the Company uses reflect the most recent industry developments and to increase the Company's ability to develop new technologies, the Company conducts research at its laboratories in Mishawaka, Indiana; Hawthorn, New York; Burlington, Massachusetts; Espoo and Oulu, Finland; and Shannon, Ireland.

Research and development expenses were $158.1 million in 1997, $107.3 million in 1996, and $81.9 million in 1995. (The 1996 research and development expense does not reflect the $74.7 million one-time charge for acquired research and development taken in conjunction with the Steinbrecher acquisition.) The Company plans to spend approximately $190 million on research and development in 1998. These expenditures reflect the Company's commitment to the enhancement of existing products and development of new products designed to satisfy the needs of communications service providers worldwide.

MANUFACTURING AND EMPLOYEES

The Company assembles its products from standard components and from fabricated parts which are manufactured by others to the Company's specifications. Such purchased items represented approximately 75 percent of cost of sales in 1997.

Most purchased items are standard commercial components available from a number of suppliers with only a few items procured from a single-source

                                   9
vendor. Management believes that alternate sources could be developed for those parts and components of proprietary design and those available only from single or limited sources. However, future shortages could result in production delays that could adversely affect the Company's business.

As part of the manufacturing process, hazardous waste materials that are present are handled and disposed of in compliance with all Federal, State and local provisions. These waste materials and their disposal have no significant impact on either the Company's production process or its earnings or capital expenditures.

At January 2, 1998, the Company had 4,087 employees, of which 868 were employed in the sales, sales support and marketing area, 1,297 in product development, 1,553 in manufacturing, and 369 in administration. The Company considers its employee relations to be good. It is not a party to any collective bargaining agreement.

INTELLECTUAL PROPERTY

The Company has various trade and service marks, both registered and unregistered, in the U.S. and in numerous foreign countries (collectively, "Marks"). All of these Marks are important in that they differentiate the Company's products and services within the industry through brand name recognition. Current Marks of the Company include TELLABS, 310 DATAVOICE SYSTEM, 331 XPLEXER, ALTA, CABLESPAN, CROSSNET, DATACELL, DATAPLEXER, DXX, ESQ, EXPRESSPAN, FLASHLOAD, MARTIS, NAVIGATING CHANGE, NMCS 2500, PARAMIXER PORTSPAN, RA SERIES, SONET TO THE CORE, T-CODER, TELEMARK, THE CROSSNET EFFECT, TITAN, TRAINING: YOUR PERFORMANCE PARTNER, TURNING YOUR COPPER INTO GOLD, UNLOCK THE GOLD IN YOUR NETWORK, VANTAGE POINT, YOUR NETWORKING PARTNER, AN2100, AN4100, AN4200, ASC, ATM TO THE CORE, EXPRESS/PATH, FLEXWARE, TELLABS SELECT, THE LAST WORD IN ECHO CONTROL, TWS8700, and the Company's logos. The Company is not aware of any factor which would affect its ability to utilize any of its major trademarks.

The Company currently holds 28 U.S. and 3 Canadian patents. The Company has also developed certain proprietary hardware designs, software programs, and other works in which the Company owns various intellectual property rights, including rights under copyright and trade secret laws. The Company believes that its intellectual property rights are important to its business.

Through various licensing arrangements the Company grants certain rights to its intellectual property and receives certain rights to intellectual property of others. The Company expects to maintain current licensing arrangements and in the future secure licensing arrangements, as needed, to support continued development and marketing of the Company's products. Some of such licensing arrangements require or may require the payment of royalties, and the amount of such payments may depend upon various factors, including but not limited to: the structure of royalty payments; offsetting considerations, if any; and the degree of use of the licensed technology in any past and/or future products. The Company believes that in most cases any necessary licenses or other rights required in the future can be obtained on commercially reasonable and nondiscriminatory terms.




                                   10

BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one business segment. Information with respect to the Company's operations in its two geographical areas for the fiscal years ended January 2, 1998, December 27, 1996, and December 29, 1995, is set forth in Note K on page 39 of the registrant's Annual Report to Stockholders and is incorporated herein by reference.

ITEM 2.  PROPERTIES

The Company's corporate headquarters is located on 19.1 acres of Company-owned land approximately 30 miles west of Chicago in Lisle, Illinois. Located on this property are three buildings. The first is a 57,200-square foot building that functions as the Company's headquarters and houses a portion of the Digital Systems division's marketing and engineering personnel. The second is a 107,800-square foot building which houses customer service, research and development and administrative functions. The third building is a 55,000-square foot building utilized by the majority of the Digital Systems division's engineering operations.

The Company also owns 50 acres of land in Bolingbrook, Illinois (near Lisle) where a 236,300 square foot manufacturing, engineering and office building was completed and occupied in July 1993. During 1996, the Company began construction of a new 308,000-square foot addition to this facility. Construction of the addition was completed by August 1997 at a cost of approximately $33,000,000. The additional space allowed the Company to more than double its manufacturing capacity while allowing for the expansion of the engineering, sales and administrative areas.

The Company also owns approximately 75 acres of land in Round Rock, Texas, and approximately 2.6 acres of land in Mississauga, Ontario, Canada. The Texas property includes a recently expanded 127,000-square foot manufacturing facility. The Canadian property includes a 20,000-square foot office/warehousing building. The Company plans to sell the Canadian property and lease new facilities during 1998. The Company also owns three office/manufacturing facilities in Espoo, Finland used as follows: a 52,000-square foot building which is currently being used for engineering, marketing, and administrative offices; a 42,000-square foot production facility; and a 33,000-square foot office building, which is currently used for engineering and marketing offices. In addition, the construction of a new 154,000-square foot production and engineering facility was just completed in Espoo on land (approximately 12 acres) that was purchased in April, 1996. Also existing on this same property is a 100,000-square foot building (currently leased to a third party).

The Company leases additional facilities at the following locations: Lisle, Illinois (research and development); Naperville, Illinois (sales); Mishawaka, Indiana (research); Costa Mesa, California (sales); Littleton, Colorado (sales); Atlanta, Georgia (sales); Rockville, Maryland (sales); Irving, Texas (sales); Hawthorn, New York (research and development); Boston, Massachusetts (research and development); and two buildings (90,000 square feet) in Burlington, Massachusetts for sales, research, production and administration. Some of the Company's international subsidiaries also lease space for their operations, including: a 56,000-square foot sales, research and production facility and a 5,000-square foot administrative facility in County Clare, Ireland; 39,000 square feet in Espoo, Finland for administration and engineering, and 44,000 square feet for production;
and 12,000 square feet in Oulu, Finland for research and development.

                                   11
During 1997, the Company began construction of a new 130,000-square foot production, research and development, and administrative office facility in Shannon, Ireland. The facility will be built on land obtained through a long term lease entered into during 1997. Construction of the new facility is expected to be completed in mid-1998 at a cost of approximately $15,000,000.

The Company owns substantially all the equipment used in its business. The Company believes that its facilities are adequate for the level of production anticipated in 1998, and that suitable additional space and equipment will be available to accommodate expansion as needed.


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

                          EXECUTIVE OFFICERS OF THE REGISTRANT

 NAMES AND BUSINESS EXPERIENCE         YEAR OF  CURRENT
                                        BIRTH   POSITION

Michael J. Birck                          1938  President, Chief
President, Chief Executive Officer              Executive Officer and
and Director, Tellabs, Inc. since 1975.         Director, Tellabs, Inc.

Peter A. Guglielmi                        1942  Executive Vice President,
Executive Vice President, Chief                 Chief Financial Officer and
Financial Officer, Tellabs, Inc.                Treasurer, Tellabs, Inc., and
since 1990; Treasurer, Tellabs, Inc.            Tellabs Operations, Inc.;
since 1988; Director, Tellabs, Inc.             Director, Tellabs, Inc.
since 1993; President, Tellabs
International, Inc. 1993 to 1997;
Secretary, Tellabs, Inc. 1988 to 1993.

Brian J. Jackman                          1941  President, Tellabs
President, Tellabs Operations, Inc.             Operations, Inc.;
and Director, Tellabs, Inc. since 1993;         Executive Vice President
Executive Vice President, Tellabs, Inc.         and Director, Tellabs, Inc.
since 1990.

John E. Vaughan                           1947  President, Tellabs
President, Tellabs International Inc.,          International, Inc.;
Executive Vice President, Tellabs, Inc.         Executive Vice President,
since 1997; Vice President of Business          Tellabs, Inc.
Unit Development and Strategy, Ameritech
1995 to 1997.

Richard T. Taylor                         1948  Sr. Vice President and General
Sr. Vice President, Digital Systems             Manager, Digital Systems
Division, Tellabs Operations, Inc.              Division, Tellabs
since 1997; General Manager,                    Operations, Inc.
Digital Systems Division, Tellabs
Operations, Inc. since 1993;
Vice President, Digital Systems
Division, Tellabs Operations, Inc.
1993 to 1997; Director of Marketing
and Product Development, Digital
Systems Division, Tellabs Inc.,
1989 to 1993.

Charles C. Cooney                         1941  Vice President, Sales and
Vice President, Sales and Service,              Service, Tellabs Operations,
Tellabs Operations, Inc. since 1992;            Inc.

Carol Coghlan Gavin                       1956  Vice President, General
Vice President and General Counsel,             Counsel and Secretary,
Tellabs Operations, Inc. since                  Tellabs Operations, Inc.;
1992; Secretary, Tellabs, Inc., since           Secretary, Tellabs, Inc.
1993;

J. Thomas Gruenwald                       1948  Vice President, Strategic
Vice President, Strategic Resources,            Resources, Tellabs
Tellabs Operations, Inc. since 1995;            Operations, Inc.
Director, Engineering, Tellabs
Operations, Inc. 1992 to 1995.

Jukka Harju                               1956  Vice President and General
Vice President and General Manager,             Manager, Tellabs Oy; Vice
Tellabs Oy and Vice President,                  President, Tellabs
Tellabs International, Inc. since               International, Inc.
1996; Managing Director, Martis Oy
1994 to 1996.

J. Peter Johnson                          1949  Vice President, Finance and
Vice President, Finance and Treasury,           Treasury, Assistant Secretary
Assistant Secretary and Controller,             and Controller, Tellabs, Inc.,
Tellabs, Inc., and Tellabs                      and Tellabs Operations, Inc.
Operations, Inc. since 1992.

John C. Kohler                            1952  Vice President, Manufacturing,
Vice President, Manufacturing, Tellabs          Tellabs Operations, Inc.
Operations, Inc. since 1993; Vice
President, Product Support Services,
Tellabs, Inc., 1989 to 1993.

Harvey R. Scull                           1949  Vice President, Advanced
Vice President, Advanced                        Business Development, Tellabs
Business Development, Tellabs                   Operations, Inc.
Operations, Inc. since 1993;
Director, New Business Development,
Tellabs, Inc., 1989 to 1993.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The sections entitled "Common Stock Market Data" on pages 2 and 46 of the Company's Annual Report to Stockholders for the year ended January 2,
1998 (the "Annual Report") are incorporated herein by reference. They are also included in Exhibit 13, as filed with the SEC. See discussion referred to in Item 7 below for dividend information.


ITEM 6.  SELECTED FINANCIAL DATA

The section entitled "Five-Year Summary of Selected Financial Data" on page 2 of the Annual Report is incorporated herein by reference. It is also included in Exhibit 13, as filed with the SEC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled "Management's Discussion and Analysis" on Pages 41 to 44 of the Annual Report is incorporated herein by reference. It is also included in Exhibit 13, as filed with the SEC.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts business on a global basis in several major international currencies. Foreign currency risk is managed through the use of forward exchange contracts to hedge nonfunctional-currency receivables and payables that are expected to settle in less than one year. The Company does not enter into forward exchange contracts for trading purposes and all foreign exchange contract activity is carried out under a program authorized by the Company's Board of Directors. Under the program, the Company enters into contracts to hedge between 50 and 90 percent of the aggregate currency exposure for any single currency. The Company assesses their outstanding currency exposure on a monthly basis. Foreign currency transaction gains and losses resulting from changes in the exchange rates are recognized in "Other Income (Expense)".

The foreign currency forward exchange contracts are used to manage exposure to changes in currency exchange rates, principally Finnish markka and Irish punts. The table that follows presents a summary of the notional value and the fair value of forward exchange rate contracts for each currency in which the Company has hedged exposure. The notional amounts shown are the US dollar value of the agreed upon amounts in each foreign currency that will be delivered to a third party on the agreed upon date.

                                      Notional
                                       Value     Average
                                      Maturing   Contract  Fair Value
Currency                              in 1998      Rate    at 1/2/98
--------------------------           ----------  --------  ----------
Forward Contracts to Sell Foreign
Currencies for Finnish Markka:      (In Thousands)        (In Thousands)

United States Dollar                    $33,240    5.3220     $32,986
Austrian Schilling                        4,720    0.4291       4,712
Spanish Peseta                            3,494    0.0355       3,476
Deutsche Marks                            3,327    3.0246       3,330
Norwegian Krone                           3,090    0.7369       3,077
Swedish Krone                             3,057    0.6870       3,044
Danish Krone                              2,870    0.7939       2,873
Irish Punt                                1,622    7.7801       1,617
All Others                                  389      -            389
                                    ------------          ------------
                                        $55,809               $55,504

Forward Contracts to Sell Foreign
Currencies for Irish Punts:

Dutch Guilders                           $4,833    2.8992      $4,868
United States Dollar                      4,200    1.4611       4,184
                                    ------------          ------------
                                         $9,033                $9,052

                                    ------------          ------------
Total Contracts Outstanding
   at January 2, 1998:                  $64,842               $64,556
                                    ============          ============


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors and the Consolidated Financial
Statements and Notes thereto on pages 25 through 40 of the Annual Report are incorporated herein by reference. They are also included in Exhibit 13, as filed with the SEC.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The required information relating to a change in the Company's accountants is incorporated herein by reference to the Company's Current Report on Form 8-K filed on or about August 21, 1996 and Form 8-K/A filed on or about March 24, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required, except for information relating to the executive officers of the registrant which appears at the end of Part I above, is incorporated herein by reference to the section entitled "Election of Directors" in the registrant's Proxy Statement (the "Proxy Statement") dated March 16, 1998.


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

The following Consolidated Financial Statements of Tellabs, Inc., and Subsidiaries, included in registrant's Annual Report to Stockholders for the year ended January 2, 1998, were previously incorporated by reference in Item 8:

     Report of Independent Auditors

     Consolidated Balance Sheets: January 2, 1998 and December 27, 1996

     Consolidated Statements of Earnings: Years ended January 2, 1998, December 27, 1996 and December 29, 1995

     Consolidated Statements of Stockholders' Equity: Years ended January 2, 1998, December 27, 1996, and December 29, 1995

     Consolidated Statements of Cash Flows: Years ended January 2, 1998, December 27, 1996 and December 29, 1995

     Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules:

The following Consolidated Financial Statement Schedules of Tellabs, Inc., and Subsidiaries are included herein pursuant to Item 14(d):

     Report of Independent Auditors on Financial Statement Schedule

     Schedule II    Valuation and Qualifying Accounts and Reserves

     Schedules not included have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) The Registrant filed a report on Form 8-K on February 20, 1998, with respect to the agreement and plan of merger entered into among Tellabs, Inc., Cardinal Merger Co., and Coherent Communications Systems Corporation.

(c)  Exhibits:
     2.1 Agreement and Plan of Merger Among Tellabs, Inc., Cardinal Merger Co. and Coherent Communications Systems Corporation 11/
     3.1   Restated Certificate of Incorporation 5/
     3.2   Amended and Restated By-Laws, as amended 3/
     3.3   Certificate of Amendment to Restated Certificate of
           Incorporation 9/
     4. Upon request of the Securities and Exchange Commission, registrant hereby agrees to furnish to the Commission copies of instruments (not filed) defining the rights of holders of long-term debt of the Company. (This undertaking is in lieu of a separate exhibit.)

                                   18
     Exhibits: (Continued)

     10.1 Tellabs, Inc. Deferred Compensation Plan, as amended and its related trust, as amended 6/
     10.2  1981 Incentive Stock Option Plan, as amended and restated 1/
     10.3  1984 Incentive Stock Option Plan, as amended and restated 1/
     10.4  1986 Non-Qualified Stock Option Plan, as amended and restated 1/
     10.5 1987 Stock Option Plan for Non-Employee Corporate Directors, as amended and restated 1/
     10.6  1989 Stock Option Plan, as amended and restated 1/
     10.7  Employee Quality Stock Award Program 2/
     10.8  Form of Employment Agreement 3/
     10.9  1991 Stock Option Plan, as amended and restated 1/
     10.10 Description of Split-Dollar Insurance Arrangement with the Michael J. Birck Irrevocable Trust 3/
     10.11 1994 Stock Option Plan 4/
     10.12 Tellabs, Inc. Stock Bonus Plan for Former Employees of Steinbrecher Corporation 8/
     10.13 Tellabs, Inc. Stock Bonus Plan for Former Employees of TRANSYS Networks Inc. 10/
     10.14 Tellabs, Inc. Stock Bonus Plan for Former Employees of International Business Machines Corporation 10/
     10.15 Severance Arrangement for John E. Vaughan 9/
     10.16 Restricted Stock Award for John E. Vaughan 9/
     13.   Annual Report to Stockholders
     16.   Letter Re: Change in Certifying Accountant 7/
     21.   Subsidiaries of the Registrant
     23.   Consent of Independent Auditors - Ernst & Young LLP
     23.1  Consent of Independent Auditors - Grant Thornton LLP
     27.   Financial Data Schedule

Exhibits 10.1 through 10.16 are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) hereof.

(d)  Schedules: See Item 14(a)2 above.

1/ Incorporated by reference from Tellabs, Inc. Post-effective Amendment No. 1 on Form S-8 to Form S-4 filed on or about
     June 29, 1992 (File No.  33-45788).
2/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended April 1, 1988 (File No. 0-9692).
3/   Incorporated by reference from Tellabs, Inc.  Form 10-K Annual
     Report for the year ended January 1, 1993 (File No.  0-9692).
4/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 1993 (File No. 0-9692).
5/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 30, 1995 (File No. 0-9692).
6/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 29, 1995 and Form 10-Q Quarterly Report for the quarter ended September 26, 1997.
7/ Incorporated by reference from Tellabs, Inc. Form 8-K Current Report filed on or about August 21, 1996 (File No. 0-9692).
8/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 28, 1996 (File No. 0-9692).

9/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 27, 1997 (File No. 0-9692).
10/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 27, 1996 (File No. 0-9692).
11/ Incorporated by reference from Tellabs, Inc. Form 8-K Current Report filed on or about February 20, 1998 (File No. 0-9692).

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TELLABS, INC.

March 18, 1998               By  /s Michael J. Birck
Date                                President and Chief
                                    Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                           DATE

/s Michael J. Birck        President and Director         March 18, 1998
                           (Principal Executive
                           Officer)

/s Peter A. Guglielmi      Executive Vice President       March 18, 1998
                           (Principal Financial
                           Officer) and Director

/s J. Peter Johnson        Controller (Principal          March 18, 1998
                           Accounting Officer)

/s Brian J. Jackman        Director                       March 18, 1998


/s John D. Foulkes         Director                       March 18, 1998


/s Frederick A. Krehbiel   Director                       March 18, 1998


/s Stephanie Pace Marshall Director                       March 18, 1998


/s William F. Souders      Director                       March 18, 1998


/s Jan H. Suwinski         Director                       March 18, 1998

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Tellabs, Inc.

We have audited the consolidated financial statements of Tellabs, Inc. and Subsidiaries as of January 2, 1998, and for the year then ended, and have issued our report thereon dated January 26, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. The consolidated financial statements and financial statement schedule of Tellabs, Inc. and Subsidiaries as of December 27, 1996 and for years ended December 27, 1996 and December 29, 1995 were audited by other auditors whose report dated January 15, 1997 expressed an unqualified opinion on those statements and schedule.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP

Ernst & Young LLP
Chicago, Illinois
January 26, 1998


                          TELLABS, INC.  AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended January 2, 1998, December 27, 1996 and December 29, 1995

                          ($ in thousands)

                                      Additions
                          Balance at charged to               Balance
                          beginning   costs and   Deduc-       at end
                            of year    expenses tions (A)     of year
                          ---------   --------- ---------     -------
1997
Allowance for
doubtful receivables         $3,682      $1,494    $1,736      $3,440
                             ======                            ======
1996
Allowance for
doubtful receivables         $2,317      $2,157      $792      $3,682
                             ======                            ======
1995
Allowance for
doubtful receivables           $992      $1,407       $82      $2,317
                             ======                            ======

NOTE:
(A) - Uncollectible accounts charged off, net of recoveries.
