Form 10-K405/A
period 1998-01-02
TELLABS INC
filed 1998-03-31
CIK 317771

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                               Form 10-K/A


    [X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended January 2, 1998


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

Note: This amended Form 10-K is being filed in order to present restated Financial Data Schedules for years 1997, 1996 and 1995 to the Company's adoption of FAS 128, Earnings Per Share.

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

     10.1 Tellabs, Inc. Deferred Compensation Plan, as amended and its related trust, as amended 6/
     10.2  1981 Incentive Stock Option Plan, as amended and restated 1/
     10.3  1984 Incentive Stock Option Plan, as amended and restated 1/
     10.4  1986 Non-Qualified Stock Option Plan, as amended and restated 1/
     10.5 1987 Stock Option Plan for Non-Employee Corporate Directors, as amended and restated 1/
     10.6  1989 Stock Option Plan, as amended and restated 1/
     10.7  Employee Quality Stock Award Program 2/
     10.8  Form of Employment Agreement 3/
     10.9  1991 Stock Option Plan, as amended and restated 1/
     10.10 Description of Split-Dollar Insurance Arrangement with the Michael J. Birck Irrevocable Trust 3/
     10.11 1994 Stock Option Plan 4/
     10.12 Tellabs, Inc. Stock Bonus Plan for Former Employees of Steinbrecher Corporation 8/
     10.13 Tellabs, Inc. Stock Bonus Plan for Former Employees of TRANSYS Networks Inc. 10/
     10.14 Tellabs, Inc. Stock Bonus Plan for Former Employees of International Business Machines Corporation 10/
     10.15 Severance Arrangement for John E. Vaughan 9/
     10.16 Restricted Stock Award for John E. Vaughan 9/
     13.   Annual Report to Stockholders
     16.   Letter Re: Change in Certifying Accountant 7/
     21.   Subsidiaries of the Registrant
     23.   Consent of Independent Auditors - Ernst & Young LLP
     23.1  Consent of Independent Auditors - Grant Thornton LLP
     27.   Financial Data Schedule, As Restated - 1997
     27.1  Financial Data Schedule, As Restated - 1996
     27.2  Financial Data Schedule, As Restated - 1995

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







                              SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TELLABS, INC.

March 31, 1998               By  /s/ J. Peter Johnson
     Date                        Vice President/Controller
                                 & Chief Accounting Officer