Form 10-Q
period 1998-04-03
TELLABS INC
filed 1998-05-06
CIK 317771

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 3, 1998

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                      Commission File Number    0-9692
                                              ---------
                               TELLABS, INC.
         -----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  Delaware                         36-3831568
         ---------------------------          ----------------------
         (State of Incorporation)       (I.R.S. Employer Identification No.)

       4951 Indiana Avenue, Lisle, Illinois                 60532
     ----------------------------------------           ------------
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

                    YES  [X]               NO  [ ]

   On April 3, 1998, 182,206,783 common shares of Tellabs, Inc. were outstanding.



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
























                                       -2-

                                 TELLABS, INC.
              CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS
                                 (Unaudited)
                                                         April 3,     Jan. 2,
                                                           1998        1998
         Assets                                         ----------- -----------
Current assets                                             (In thousands)
  Cash and cash equivalents                               $178,029    $109,048
  Investments in marketable securities                     422,457     377,986
  Accounts receivable, less allowance                      259,595     284,084
  Inventories
   Raw materials                                            38,670      28,335
   Work in process                                          19,006      15,664
   Finished goods                                           36,791      45,615
                                                        ----------- -----------
                                                            94,467      89,614
  Other current assets                                       1,376       2,202
                                                        ----------- -----------
          Total Current Assets                             955,924     862,934
  Property, plant, and equipment                           352,108     338,296
   Less accumulated depreciation                           134,170     128,967
                                                        ----------- -----------
                                                           217,938     209,329
  Goodwill                                                  58,482      61,453
  Other assets                                              54,373      49,663
                                                        ----------- -----------
                                                        $1,286,717  $1,183,379
                                                        =========== ===========
         Liabilities
Current Liabilities
  Accounts payable                                         $48,098     $50,422
  Accrued liabilities                                      123,620     115,917
  Income taxes                                              57,417      59,481
                                                        ----------- -----------
          Total Current Liabilities                        229,135     225,820
  Long-term debt                                             2,850       2,850
  Other long-term liabilities                               15,494      14,870
  Deferred income taxes                                      6,188       6,730

         Stockholders' Equity
  Preferred stock, with $.01 par value-
   5,000,000 shares authorized, no shares issued              -           -
  Common stock, with $.01 par value -
   500,000,000 shares authorized 182,206,783
   shares issued and outstanding at April 3, 1998
   and 181,626,660 at January 2, 1998                        1,822       1,816
  Additional paid-in capital                               147,684     130,378
  Cumulative foreign currency translation adjustment       (43,150)    (27,901)
  Unrealized net holding gains on
   available-for-sale securities                           125,624      95,990
  Retained earnings                                        801,070     732,826
                                                        ----------- -----------
        Total Stockholders' Equity                       1,033,050     933,109
                                                        ----------- -----------
                                                        $1,286,717  $1,183,379
                                                        =========== ===========

The accompanying notes are an integral part of these statements.

                                       -3-
                                 TELLABS, INC.
          CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF EARNINGS
                                 (Unaudited)

                                                        Three Months Ended
                                                         April 3,    March 28,
                                                           1998        1997
                                                        ----------- -----------
                                                       (In thousands, except
                                                         per share data)

Net sales                                                 $327,502    $247,123
Cost of sales                                              120,219      95,420
                                                        ----------- -----------
     Gross Profit                                          207,283     151,703

Marketing, general & administrative expense                 66,601      45,574
Research and development expense                            43,306      33,236
Goodwill amortization                                        1,476       1,506
                                                        ----------- -----------
     Total Operating Expense                               111,383      80,316
                                                        ----------- -----------
Operating Profit                                            95,900      71,387

Interest income                                             (4,039)     (2,383)
Interest expense                                                85         116
Other income, net                                           (1,248)    (21,071)
                                                        ----------- -----------
Earnings before income taxes                               101,102      94,725
Income taxes                                                32,858      31,638
                                                        ----------- -----------
   Net Earnings                                            $68,244     $63,087
                                                        =========== ===========

Earnings per share

   - Basic                                                   $0.38       $0.35

   - Diluted                                                 $0.37       $0.34

Average number of shares of
common stock outstanding

   - Basic                                                 181,873     180,125

   - Diluted                                               186,947     185,711



The accompanying notes are an integral part of these statements.

                                  TELLABS, INC.
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                   For The Three Months Ended
                                                         April 3,    March 28,
                                                           1998        1997
                                                         ---------   ---------
                                                            (In thousands)
Cash Flows from Operating Activities:
Net earnings                                               $68,244     $63,087
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
 Depreciation and amortization                              12,820      10,478
 Provision for doubtful receivables                            288       1,167
 Deferred income taxes                                         496      (1,004)
 Gain on sale of marketable securities                        (476)    (20,878)

Net changes in assets and liabilities,
 net of effects from acquisitions:
 Accounts receivable                                        19,781       1,130
 Inventories                                                (6,240)     (4,047)
 Other current assets                                          780       1,118
 Long term assets                                           (7,259)     (2,931)
 Accounts payable                                           (1,774)      1,529
 Accrued liabilities                                       (11,731)    (18,211)
 Income taxes                                                 (556)     11,730
 Long term liabilities                                         747       1,810
                                                        ----------- -----------
Net Cash Provided by Operating Activities                   75,120      44,978

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment, net         (21,078)    (15,360)
 Payments for purchases of marketable securities          (103,602)    (61,323)
 Proceeds from sales and maturities of
    marketable securities                                  105,041      52,178
 Payments for acquisitions, net of cash acquired                 0      (7,821)
                                                        ----------- -----------
Net Cash Used for Investing Activities                     (19,639)    (32,326)

Cash Flows from Financing Activities:
 Common stock sold through stock-option plans *             17,019      11,196
                                                        ----------- -----------
Net Cash Provided by Financing Activities                   17,019      11,196

Effect of exchange rate changes on cash                     (3,519)     (3,498)
                                                        ----------- -----------
Net increase in cash and cash equivalents                   68,981      20,350

Beginning of period cash and cash equivalents              109,048      90,446
                                                        ----------- -----------
End of period cash and cash equivalents                   $178,029    $110,796
                                                        =========== ===========

                                  TELLABS, INC.
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
                                  (Unaudited)


                                                   For The Three Months Ended
                                                         April 3,    March 28,
                                                           1998        1997
                                                         ---------   ---------
Supplemental Disclosures:                                   (In thousands)
Interest paid                                                 $109         $82
Income taxes paid                                          $19,540     $10,427


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
                                              =========


* "Common stock sold through stock option plans" contains non-cash deferred tax benefits of $12,820,000 and $8,466,000 during the first quarter of 1998 and 1997, respectively.







The accompanying notes are an integral part of these statements.

               TELLABS, INC.  NOTES TO CONDENSED CONSOLIDATED
                      COMPARATIVE FINANCIAL STATEMENTS

1.  Financial Information:

The unaudited financial information reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Certain reclassifications have been made in the 1997 financial statements to conform to the 1998 presentation.

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", total comprehensive income for the three months ended April 3, 1998 and March 28, 1997 was approximately $82,629,000 and $76,983,000, respectively.

2.  Basis of Presentation:

These financial statements are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally reflected in the Company's Annual Report on Form 10-K. Accordingly, the financial statements and notes herein should be read in conjunction with the financial statements and related notes in the Company's Form 10-K for the year ended January 2, 1998.

3. Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share: (In thousands, except per-share data)

                                              Three months ended
                                              04/03/98   03/28/97
Numerator:                                    --------- -----------

  Net Income                                   $68,244     $63,087

Denominator:

  Denominator for basic earnings
  per share -
    weighted-average shares                    181,873     180,125

  Effect of Dilutive Securities:
    employee stock options and awards            5,074       5,586
                                              --------- -----------
  Denominator for diluted earnings
  per share -
    adjusted weighted-average shares
    and assumed conversions                    186,947     185,711
                                              ========= ===========

Basic earnings per share                         $0.38       $0.35
                                              ========= ===========
Diluted earnings per share                       $0.37       $0.34
                                              ========= ===========

                  MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1998, the Company's cash, cash equivalents and marketable securities portfolio increased $113,452,000 to an all-time high of $600,486,000. This increase was primarily the result of the Company's record first quarter earnings of $68,244,000 combined with the mark-to-market adjustment of $49,510,000 for a single investment.

The Company invested approximately $21,078,000 in property, plant, and equipment during the first quarter of 1998. These expenditures were part of the Company's on-going expansion of its manufacturing and research and development capacity world-wide. Construction at the Finland facility was completed during the quarter, while the Company anticipates the expansion in Ireland to be completed during the second half of 1998. The Company currently expects total capital expenditures for 1998 to approximate $100,000,000, the majority of which is planned for the aforementioned expansions and the purchase of equipment and other tangible assets to be installed in all of the newly-expanded facilities.

In conjunction with the Company's decision to change the primary focus of the Wireless Systems Division, the value of the assets (intangibles and others) resulting from the acquisition are being reevaluated.

Accrued liabilities increased by $7,703,000 as a result of an increase in deferred taxes, primarily related to the mark-to-market adjustment of the marketable securities, partially offset by payments made by the Company for year-end obligations related to employee compensation programs.

Net working capital at April 3, 1998 was $726,789,000, compared with working capital of $637,114,000 at January 2, 1998. The Company's current ratio at the end of the first quarter was 4.2 to 1. This increase in working capital was primarily due to the cash generated by operating activities and the increase in the value of marketable securities held as investments.

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

RESULTS OF OPERATIONS

Sales for the first quarter of 1998 were a record $327,502,000, up 32.5 percent from the first quarter record of $247,123,000 set in 1997.

Sales growth during the first quarter of 1998, as compared to the first quarter of 1997, was driven primarily by a 39.6 percent increase in sales of the SONET-based TITAN (a registered trademark of Tellabs
Operations, Inc.) 5500 digital cross-connect system (TITAN 5500 system).

Expansion of the customer base and increased demand by the Company's existing customers in response to optical interface enhancements to the TITAN 5500 system were the primary drivers for the increased sales.

International sales, which grew by 21.7 percent from the same quarter of the prior year, were led by the 26.1 percent increase in sales of the MartisDXX (a trademark of Tellabs Oy) integrated access and transport system (the MartisDXX system). MartisDXX system sales growth, principally due to expansion of the customer base, was dampened by adverse exchange rate effects during the quarter.

The first quarter sales growth was further fueled by all-time record echo canceller sales during the first quarter of 1998. This echo canceller sales growth represented a 66 percent increase over the first quarter of 1997 and a 20.5 percent increase over the previous record high, achieved during the fourth quarter of 1997.

Record net earnings were also posted during the first quarter of 1998. Earnings for the first quarter of 1998 were $68,244,000, up 8.2 percent from the then-record earnings of $63,087,000 a year earlier. Last year's earnings included a gain on the sale of stock held as an investment of $13,855,000 (net of taxes). Diluted earnings per share for the current quarter were 37 cents as compared to 27 cents for the first quarter of 1997, excluding the effect of the gain on the sale of the stock. The increase in earnings for the first quarter of 1998 was primarily the result of the aforementioned sales growth and an increase in the gross profit margin as a percentage of sales.

The gross profit margin for the first quarter 1998 improved to 63.3 percent from 61.4 percent for the same period in 1997. This improvement reflects the continued shift in product mix toward higher-margin TITAN, MartisDXX and echo canceller products and revenues recognized from customer service installation activities.

Operating expenses for the first quarter of 1998 were $111,383,000, an increase of 38.7 percent over the operating expenses incurred during the first quarter of 1997. The marketing and general and administrative expense increase of $21,027,000 was primarily the result of expenses incurred to support and install TITAN products. The remaining increase in these expenses represents investment aimed at expanding world-wide presence through the addition of staff, opening of new offices and installation of infrastructure commensurate with business growth. Research and development expenses, which increased by $10,070,000, remained relatively consistent at 13.2 percent of sales as compared with
13.4 percent of sales during the first quarter of 1997. Operating expenses increased as a percentage of sales to 34.0 percent for the first quarter of 1998 as compared to 32.5 percent for the same period in 1997.

Other income was $1,248,000 for the first quarter of 1998 compared to $21,071,000 for the first quarter of 1997. The gain on the sale of stock held as an investment during the first quarter of 1997 of $20,803,000 was the primary reason for the large decrease in comparison to 1997. Interest income increased to $4,039,000 in the first quarter of 1998, up 69.5 percent from $2,383,000 in the first quarter of 1997, mainly as a result of interest earned on the significantly higher cash balances.

The effective tax rate was approximately 32.5 percent for the first quarter of 1998 compared to 33.4 percent for the first quarter of 1997. The reduction reflects increased income being generated outside of the U.S. in those countries with lower tax rates and a donation to the Tellabs Foundation, which was established during 1995 to make charitable contributions. The 1998 effective tax rate reflects adjustments from the Federal statutory rate primarily attributable to foreign tax rate benefits.

The Company cautions that except for historical information, the matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that may affect the Company's actual results and cause results to differ materially from such forward-looking statements. Such risks and uncertainties include but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, research and new product development, protection of and access to intellectual property, patents and technology, ability to attract and retain highly qualified personnel, availability of components and critical manufacturing equipment, ability of vendors and third parties to respond to Year 2000 issues, facility construction and start-ups, the regulatory and trade environment, and other factors indicated from time to time in the Company's filings with the Securities and Exchange Commission. Such forward-looking statements reflect only information available at the time this report is being filed, as a result the Company undertakes no obligation to update the statements to reflect subsequent circumstances or events.

                      PART II.  OTHER INFORMATION






ITEM 6.  Exhibits and Reports on Form 8-K

     (A) Exhibits:

         Exhibit 19.1 - Letter to Stockholders for First Quarter
         (including graphs depicting comparisons of the Company's gross profit margin, book value per share, and return on equity for fiscal years 1994 - 1997 and year-to-date results for 1998 which have been omitted from this filing.) The Company issued this letter to stockholders through the Company's website at www.tellabs.com.

         Exhibit 19.2 - 1998 First Quarter News Release
         (incorporated into Exhibit 19.1)

         Exhibit 27 - Financial Data Schedule.

     (B) Reports on Form 8-K

         The Registrant filed a report on Form 8-K on February 20, 1998, to announce that the Company had entered into an Agreement and Plan of Merger with Coherent Communications Systems Corporation ("Coherent") whereby Coherent would become a wholly-owned subsidiary the Company.

         The Registrant filed a report on Form 8-K on April 20, 1998, prior to the filing of this report on Form 10-Q, with respect to the Company's announcement that (1) Coherent had called a special meeting of its stockholders to approve the merger agreement and (2) the companies have received a request for additional information about the merger from the Antitrust Division of the U.S. Department of Justice.

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



                                        TELLABS, INC.
                                      ----------------
                                        (Registrant)



                                   /s/ J. Peter Johnson
                                    -------------------
                                     J. Peter Johnson
                                     Vice President/Controller
                                     & Chief Accounting Officer




   May 6, 1998
----------------
     (Date)