Form 10-Q
period 1998-07-03
TELLABS INC
filed 1998-08-17
CIK 317771

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the quarterly period ended July 3, 1998

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                      Commission File Number         0-9692
                                                  ------------
                               TELLABS, INC.
      ---------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  Delaware                         36-3831568
            ----------------                     --------------
         (State of Incorporation)       (I.R.S. Employer Identification No.)

       4951 Indiana Avenue, Lisle, Illinois                       60532
     --------------------------------------------              -----------
     (Address of Principal Executive Offices)                  (Zip Code)

      Registrant's telephone number, including area code (630) 378-8800
                                                         --------------
      Securities registered pursuant to Section 12(b) of the Act:

            Title of each class          Name of each exchange
                                          on which registered

                    None                         N/A
            --------------------              ---------

      Securities registered pursuant to Section 12 (g) of the Act:

                  Common shares, with $ .01 par value
                  ------------------------------------
                            (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  [X]               NO[ ]

   On July 3, 1998, 182,529,304 common shares of Tellabs, Inc. were outstanding.

                             TELLABS, INC.

                                 INDEX





                                                                   Page

     PART I.        FINANCIAL INFORMATION


     Item 1.        Financial Statements:

                     Condensed Consolidated Comparative
                     Balance Sheets                                   3

                     Condensed Consolidated Comparative
                     Statements of Earnings                           4

                     Condensed Consolidated Comparative
                     Statements of Cash Flow                          5

                    Notes to Condensed Consolidated Comparative
                    Financial Statements                              7

     Item 2.        Management's Discussion and Analysis              8


     PART II.       OTHER INFORMATION

     Item 4.        Submission of Matters to a Vote of
                    Security Holders                                 12

     Item 6.        Exhibits and Reports on Form 8-K                 12



     SIGNATURE                                                       13

                           TELLABS, INC.
           CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS
                           (Unaudited)              July 3,      Jan. 2,
                                                      1998        1998
      Assets                                      ------------ -----------
Current assets                                       (In thousands)
  Cash and cash equivalents                          $267,489    $109,048
  Investments in marketable securities                310,311     377,986
  Accounts receivable, less allowance                 293,628     284,084
  Inventories
   Raw materials                                       32,202      28,335
   Work in process                                     23,593      15,664
   Finished goods                                      44,428      45,615
                                                  ------------ -----------
                                                      100,223      89,614
  Other current assets                                  4,538       2,202
                                                  ------------ -----------
          Total Current Assets                        976,189     862,934
  Property, plant, and equipment                      361,264     338,296
   Less accumulated depreciation                      138,057     128,967
                                                  ------------ -----------
                                                      223,207     209,329
  Goodwill                                             52,361      61,453
  Intangible and other assets                          44,222      49,663
                                                  ------------ -----------
                                                   $1,295,979  $1,183,379
         Liabilities                              ============ ===========
Current Liabilities
  Accounts payable                                    $57,185     $50,422
  Accrued liabilities                                  63,312     115,917
  Income taxes                                         72,782      59,481
                                                  ------------ -----------
       Total Current Liabilities                      193,279     225,820

  Long-term debt                                        2,850       2,850
  Other long-term liabilities                          17,544      14,870
  Deferred income taxes                                10,186       6,730
      Stockholders' Equity
  Preferred stock, with $.01 par value-
   5,000,000 shares authorized, no shares issued        -            -
  Common stock, with $.01 par value -
   500,000,000 shares authorized 182,529,304
   shares issued and outstanding at July 3, 1998
   and 181,626,660 at January 2, 1998                   1,825       1,816
  Additional paid-in capital                          153,421     130,378
  Cumulative foreign currency
   translation adjustment                             (36,639)    (27,901)
  Unrealized net holding gains on
   available-for-sale securities                       33,401      95,990
  Retained earnings                                   920,112     732,826
                                                  ------------ -----------
        Total Stockholders' Equity                  1,072,120     933,109
                                                  ------------ -----------
                                                   $1,295,979  $1,183,379
                                                  ============ ===========

The accompanying notes are an integral part of these statements.

                                 TELLABS, INC.
          CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF EARNINGS
                                  (Unaudited)

                              Three Months Ended     Six Months Ended
                             July 3,    June 27,     July 3,    June 27,
                               1998       1997        1998        1997
                            ---------- ---------- ------------ -----------
                             (In thousands, except per-share data)

Net sales                    $387,719   $292,701     $715,221    $539,824
Cost of sales                 138,885    111,445      259,104     206,865
                            ---------- ---------- ------------ -----------
     Gross Profit             248,834    181,256      456,117     332,959

Marketing, general &
  administrative expense       75,418     55,850      142,019     101,424
Research and
  development expense          47,919     37,532       91,225      70,768
Asset impairment               24,793        -         24,793        -
Goodwill amortization           1,374      1,517        2,850       3,023
                            ---------- ---------- ------------ -----------
 Total Operating Expense      149,504     94,899      260,887     175,215

Operating Profit               99,330     86,357      195,230     157,744

Interest income                 4,710      3,032        8,749       5,415
Interest expense                  (76)      (182)        (161)       (298)
Other income, net              72,395        687       73,643      21,758
                            ---------- ---------- ------------ -----------
Earnings before income tax    176,359     89,894      277,461     184,619
Income tax                     57,317     31,133       90,175      62,771
                            ---------- ---------- ------------ -----------
   Net Earnings              $119,042    $58,761     $187,286    $121,848
                            ========== ========== ============ ===========

Earnings per share

      - Basic                   $0.65      $0.33        $1.03       $0.68
                            ========== ========== ============ ===========
      - Diluted                 $0.63      $0.32        $1.00       $0.66
                            ========== ========== ============ ===========

Average number of shares of
common stock outstanding

      - Basic                 182,390    180,749      182,132     180,437

      - Diluted               187,482    186,055      187,214     185,883



The accompanying notes are an integral part of these statements.

                            TELLABS, INC.
        CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
                     (Unaudited - In thousands)
                                                 For The Six Months Ended
                                                     July 3,    June 27,
                                                      1998        1997
Cash Flows from Operating Activities:              ---------    ---------
Net earnings                                         $187,286    $121,848
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
 Depreciation and amortization                         25,645      21,435
 Provision for doubtful receivables                     2,950       1,545
 Deferred income taxes                                  3,670      (1,293)
 Gain on sale of stock held as an investment          (74,126)    (20,873)
 Asset impairment charge                               24,793        ---
Net changes in assets and liabilities,
 net of effects from acquisitions:
 Accounts receivable                                  (15,018)    (10,194)
 Inventories                                          (13,066)     (9,466)
 Other current assets                                  (2,398)       (169)
 Long-term assets                                     (13,907)    (10,265)
 Accounts payable                                       7,201       8,302
 Accrued liabilities                                   (9,850)    (12,896)
 Income taxes                                          13,916       2,461
 Long-term liabilities                                  2,736       1,913
                                                  ------------ -----------
Net Cash Provided by Operating Activities             139,832      92,348

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment, net    (37,291)    (36,885)
 Payments for purchases of marketable securities     (227,384)   (124,882)
 Proceeds from sales of marketable securities         262,631      56,914
 Payments for acquisitions, net of cash acquired         ---       (7,821)
                                                  ------------ -----------
Net Cash Used by Investing Activities                  (2,044)   (112,674)

Cash Flows from Financing Activities:
 Common stock sold through stock-option plans *        22,428      19,848
                                                  ------------ -----------
Net Cash Provided by Financing Activities              22,428      19,848
Effect of exchange rate changes on cash                (1,775)     (3,811)
                                                  ------------ -----------
Net increase (decrease) in cash
 and cash equivalents                                 158,441      (4,289)
Beginning of period cash and cash equivalents         109,048      90,446
                                                  ------------ -----------
End of period cash and cash equivalents              $267,489     $86,157
                                                  ============ ===========

                            TELLABS, INC.
     CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW (continued)
                     (Unaudited - In thousands)


                                                  For The Six Months Ended
                                                     July 3,    June 27,
                                                      1998        1997
Supplemental Disclosures:                          ---------    ---------
Interest paid                                            $151        $123
Income taxes paid                                     $54,598     $46,130



Supplemental Schedule of Non-Cash Investing and Financing Activities:

During 1997, in acquiring all of the outstanding shares of Trelcom Oy and certain wavelength-division multiplexing and optical networking technology and related assets from IBM, the Company paid direct costs totaling $8,434,000.

In conjunction with the acquisitions, the purchase prices are currently allocated as follows:

                                       (In thousands)
                                       ----------
Fair value of assets acquired             $1,777
Cost in excess of fair value               8,098
Liabilities assumed                       (1,441)
                                       ----------
Cash paid for acquisitions                $8,434
                                       ==========

* "Common stock sold through stock option plans" contains non-cash deferred tax benefits of $16,127,000 and $14,143,000 during the first six months of 1998 and 1997, respectively.




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

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", total comprehensive income for the three months ended July 3, 1998 and June 27, 1997 was $33,330,000 and $95,204,000, respectively. Total comprehensive income for the six months ended July 3, 1998 and June 27, 1997 was $115,959,000 and $172,187,000, respectively.

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

3.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share: (In thousands, except per-share data)

                             Three Months Ended      Six Months Ended
                             07/03/98   06/27/97    07/03/98    06/27/97
Numerator:                  ---------- ---------- ------------ -----------

 Net Income                  $119,042    $58,761     $187,286    $121,848

Denominator:

 Denominator for basic
 earnings per share -
  weighted-average shares     182,390    180,749      182,132     180,437

 Effect of Dilutive Securities:
  employee stock options
       and awards               5,092      5,306        5,082       5,446
                            ---------- ---------- ------------ -----------
 Denominator for diluted
 earnings per share - adjusted
  weighted-average shares
  and assumed conversions     187,482    186,055      187,214     185,883
                            ========== ========== ============ ===========
Basic earnings per share        $0.65      $0.33        $1.03       $0.68
                            ========== ========== ============ ===========
Diluted earnings per share      $0.63      $0.32        $1.00       $0.66
                            ========== ========== ============ ===========

                               -7-
                  MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

At the end of the first half of 1998, the Company's cash and cash equivalents amounted to $267,489,000, an increase of $158,441,000 from the balance at the end of 1997. The increase was primarily due to the Company's record earnings, along with the receipt of $75,644,000 from the proceeds of a sale of stock and the settlement of related hedge contracts. The Company's marketable securities portfolio decreased to $310,311,000, from the 1997 year-end balance of $377,986,000. The decrease of $67,675,000 was due to the aforementioned partial sale of an investment held in the available-for-sale portfolio and the decrease in the market value of the remainder of the investment, offset by additions to the Company's marketable securities portfolio.

Accounts receivable, net of allowance, increased $9,544,000 during the first half of 1998 as a result of record second-quarter sales.
Inventory balances showed an increase of $10,609,000 during the first six months of 1998 to support expected higher demand for the remainder of the year. During the second quarter of 1998, the Company determined that the value of assets acquired as part of the 1996 acquisition of the Company's Wireless Systems Division was impaired, resulting in the write-off of goodwill and other assets. The impairment write-off, along with regular amortization, caused the decrease in the goodwill balance of $9,092,000, when compared to the 1997 year-end balance. Other long-term assets decreased $5,441,000 from the year-end balance reflecting the aforementioned impairment of intangible assets, offset by additional capitalization of the Company's costs to develop a globally-integrated information system. Accrued liabilities experienced a decrease of $52,605,000 from the balance at January 3, 1997 primarily due to deferred taxes related to the mark-to-market adjustment of the marketable securities, as well as first quarter payments for normal year-end obligations.

The Company made a net investment of approximately $37,000,000 in property, plant and equipment during the first two quarters of 1998. These expenditures were driven by the Company's on-going expansion of its manufacturing and research and development capacity world-wide. The expansion of the facilities in Finland was completed during the first half of 1998, while the new facility in Ireland is expected to be completed during the second half of the year. The Company currently expects gross capital additions for 1998 to approximate $70,000,000, the majority of which is planned for the facilities in Ireland and Finland and the purchase of equipment and other tangible assets to be installed in the newly-expanded facilities.

Net working capital at July 3, 1998 was $782,910,000, compared with net working capital of $637,114,000 at January 2, 1998. The Company's current ratio at the end of the second quarter was 5.1 to 1. The increase in net working capital was primarily due to the cash generated by operating activities. Management believes that the existing level of working capital will be adequate for the Company's liquidity needs related to normal operations, both currently and in the foreseeable future. Sufficient resources exist to support the Company's growth either through currently available cash, through cash generated from future operations, or through additional short-term or long-term financing.
                               -8-

RESULTS OF OPERATIONS

Sales for the second quarter of 1998 were a record $387,719,000, up 33 percent from sales in the second quarter of 1997 of $292,701,000. Sales of the Company's SONET-based TITAN (a registered trademark of Tellabs Operations, Inc.) 5500 digital cross-connect systems (the TITAN 5500 system) drove the majority of the sales growth during the second quarter of 1998 with an increase of 51 percent over the second quarter 1997 sales level. The increase in TITAN 5500 system sales was primarily driven by increased demand among existing customers.

Earnings for the second quarter of 1998 were a record $119,042,000, up from the 1997 second quarter earnings of $58,761,000. Second quarter 1998 earnings included a pre-tax gain on the sale of stock of $73,374,000 ($49,528,000 net of tax), offset by a pre-tax charge taken for impaired assets at the Company's Wireless Systems Division of $24,793,000 ($16,736,000 net of tax). Diluted earnings per share were 63 cents in the second quarter of 1998 (or, 46 cents per share, excluding the after-tax gain on the stock sale and the asset impairment charge), compared with 32 cents per diluted share for the second quarter of 1997.

The gross profit margin percentage for the second quarter of 1998 increased to 64.2 percent from 61.9 percent in the second quarter of 1997. This increase primarily reflects greater efficiencies realized by the Company's manufacturing operations during the quarter.

Operating expenses for the second quarter of 1998 increased by 31.4 percent over the second quarter of 1997, excluding the asset impairment charge taken in the second quarter of 1998. This increase in expenses is primarily the result of expenses incurred for the installation of TITAN products. The Company's commitment to product research and development, as well as expansion of service and support capabilities, both domestically and internationally, also contributed to the increase.

Other income of $72,395,000 for the second quarter, was up considerably from income of $687,000 in the second quarter of 1997. During the second quarter of 1998, the Company realized a gain on the sale of stock and the settlement of related hedge contracts of $73,374,000. During the second quarter of 1998, the Company experienced foreign exchange losses of $1,097,000, compared to the foreign exchange gains of $531,000 in the same quarter of 1997. The strength of the U.S. dollar against the Finnish markka and the Irish punt during 1997, and subsequent weakening of the U.S. dollar against these same currencies during 1998 caused the swing in net foreign exchange income. Interest income increased to $4,710,000 in the second quarter of 1998, up 55.3 percent from $3,032,000 in the second quarter of 1997. This increase was due to significantly higher cash balances.

The effective tax rate was approximately 32.5 percent for the second quarter of 1998, compared to 34.6 percent for the second quarter of 1997. The decrease in the effective tax rate for 1998 in comparison to the rate for 1997 is primarily due to the tax benefits associated with contributions to the Tellabs Foundation, a non-profit organization established by the Company, as well as deductions from the asset impairment charge at the Company's Wireless Systems Division. Overall, the Company's 1998 and 1997 effective tax rates reflect the benefits of lower foreign tax rates as compared to the U.S. Federal statutory rate.

                               -9-
Sales for the first six months of 1998 of $715,221,000 were an increase of 32.5 percent over the then record sales of $539,824,000 during the first six months of 1997. Growth in domestic sales during the first half of 1998 of 41 percent, when compared to the same period during 1997, was primarily due to a 46 percent increase in TITAN 5500 system sales. International sales for the first half of 1998 grew a modest 16 percent from the same period in 1998. This increase was driven by a 23 percent increase in MartisDXX system sales despite the softer demand experienced from the Asian economic crisis.

Net earnings for the first six months of 1998 were $187,286,000, which included a pre-tax gain on the sale of stock and the settlement of related hedge contracts of $73,374,000 and a pre-tax charge for impaired assets of $24,793,000, compared to net earnings of $121,848,000 in 1997, which included a pre-tax gain of $20,803,000
($13,855,000 net of tax) for the sale of stock held as an investment. Diluted earnings per share were $1.00 for the first six months of 1998 ($0.83 excluding the stock sale and asset impairment charge) compared to $0.66 in 1997 ($0.59 excluding the effect of the stock sale).

The gross profit margin for the first six months of 1998 improved to
63.8 percent, surpassing the previous record of 61.7 percent for the first six months of 1997. This improvement reflects a sales mix that shifted toward higher-margin products as well as continued improvement in manufacturing efficiencies.

Operating expenses for the first six months of 1998 increased 34.7 percent over the same period in 1997, excluding the asset impairment charge taken in the second quarter of 1998. Expenses incurred for the installation of TITAN products were the largest component of the increase. Also contributing to the year-over-year increase was the Company's commitment to product research and development, as well as expansion of service and support capabilities, both domestically and internationally. Operating expenses, as a percentage of sales, increased only slightly from 32.5 percent in 1997 to 33.0 percent in 1998.

Other income was $73,643,000 for the first half of 1998 compared to $21,758,000 during the first half of 1997. The first half of both 1998 and 1997 saw gains related to the sale of stock held as an investment. The gain in 1997 was $20,803,000, while the gain on the stock sale, along with the settlement of related hedge contracts was $73,374,000 in 1998. Other income in the first half of 1998 included foreign exchange losses of $190,000 compared to gains of $875,000 during the first six months of 1997. The gains in 1997 were a result of a stronger U.S. dollar versus the Finnish markka and Irish punt in 1997 compared to a weaker U.S. dollar against those currencies in 1998.

The effective tax rate was approximately 32.5 percent for the first six months of 1998 compared to 34.0 percent for the same period in 1997.
The decrease in the effective tax rate for 1998 is primarily due to the tax benefits associated with contributions to the Tellabs Foundation, as well as deductions from the asset impairment charge at the Company's Wireless Systems Division. Overall, the Company's 1998 and 1997 effective tax rates also reflect the benefits of lower foreign tax rates as compared to the U.S. Federal statutory rate.

SUBSEQUENT EVENTS

On August 3, 1998, the Company completed its merger with Coherent Communications Systems Corporation (Coherent). Under the terms of the merger agreement, Coherent stockholders received 0.72 shares of the Company's common stock for each share of Coherent common stock they held. The transaction will be accounted for as a pooling-of-interests. Coherent will operate as a wholly-owned subsidiary of the Company and Coherent's common stock will no longer be quoted on the Nasdaq National Market.

Except for historical information, the matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, research and new product development, protection of and access to intellectual property, patents and technology, ability to attract and retain highly qualified personnel, availability of components and critical manufacturing equipment, ability of vendors and third parties to respond to Year 2000 issues, facility construction and start-ups, the regulatory and trade environment, the availability and terms of future acquisitions and the uncertainties relating to the synergies, charges, and expenses associated with the proposed mergers described in the Company's filings, as well as other risks that may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company's actual future results could differ materially from those discussed here. The Company undertakes no obligation to revise or update these forward-looking statements.

                      PART II.  OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on April 15, 1998. At this meeting, Michael J. Birck and Frederick A. Krehbiel were re-elected as directors. These directors were elected for a term of office expiring at the Company's Annual Meeting of Stockholders in 2001. In addition, the following directors are continuing in office for the terms indicated: Brian J. Jackman, Stephanie Pace Marshall, and William
F. Souders for terms expiring at the Company's Annual Meeting of Stockholders in 1999, and John D. Foulkes, Peter A. Guglielmi, and
Jan H. Suwinski for terms expiring at the Company's Annual Meeting of Stockholders in 2000.

Set forth below is a separate tabulation of the votes cast for and votes withheld with respect to each nominee for director elected at this meeting:

                               Votes For     Votes Withheld
Michael J. Birck              155,324,079       2,039,173
Frederick A. Krehbiel         155,317,109       2,046,143

In addition, stockholders approved the 1998 Stock Option Plan by the following vote:

  For           152,343,269
  Opposed         4,582,465
  Withheld          437,518


ITEM 6.  Exhibits and Reports on Form 8-K


     (A) Exhibits:

           Exhibit 27 - Financial Data Schedule.

     (B) Reports on Form 8-K

           The Registrant filed a report on Form 8-K on June 4, 1998, to announce that the Company had entered into an Agreement and Plan of Merger with CIENA Corporation ("CIENA"), whereby CIENA would become a wholly-owned subsidiary of the Company.

           The Registrant filed a report on Form 8-K on July 24, 1998, with respect to the issuance of a second quarter letter to stockholders and a press release announcing that the merger of the Company and Coherent Communications Systems Corporation is expected to be completed in early August.

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




August 15, 1998
---------------- (Date)