Form 10-Q
period 1998-10-02
TELLABS INC
filed 1998-11-12
CIK 317771

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1998

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                      Commission File Number    0-9692
                                            ----------
                               TELLABS, INC.
       ---------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  Delaware                         36-3831568
       -------------------------          ----------------------
         (State of Incorporation)       (I.R.S. Employer Identification No.)

       4951 Indiana Avenue, Lisle, Illinois                 60532
     ------------------------------------           ------------
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

                    YES  [X]               NO[ ]

   On October 2, 1998, 194,252,929 common shares of Tellabs, Inc. were outstanding.


                                   -1-


                             TELLABS, INC.

                                 INDEX





                                                                   Page

     PART I.        FINANCIAL INFORMATION


     Item 1.        Financial Statements:

                     Condensed Consolidated Comparative
                     Balance Sheets                                   3

                     Condensed Consolidated Comparative
                     Statements of Earnings                           4

                     Condensed Consolidated Comparative
                     Statements of Cash Flow                          5

                     Notes to Condensed Consolidated Comparative
                     Financial Statements                             7

     Item 2.        Management's Discussion and Analysis              9


     PART II.       OTHER INFORMATION

     Item 5.        Other Information                                13

     Item 6.        Exhibits and Reports on Form 8-K                 13


     SIGNATURE                                                       14




















                                   -2-

                               TELLABS, INC.
            CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS
                               (Unaudited)
                                                      Oct. 2,     Jan. 2,
                                                       1998        1998
       Assets                                       ----------- -----------
Current assets                                         (In thousands)
  Cash and cash equivalents                           $233,455    $109,048
  Investments in marketable securities                 376,350     377,986
  Accounts receivable, less allowance                  322,303     284,084
  Inventories
   Raw materials                                        51,579      28,335
   Work in process                                      26,221      15,664
   Finished goods                                       61,893      45,615
                                                    ----------- -----------
                                                       139,693      89,614
  Other current assets                                   9,126       2,202
                                                    ----------- -----------
          Total Current Assets                       1,080,927     862,934
  Property, plant, and equipment                       401,406     338,296
   Less accumulated depreciation                       154,157     128,967
                                                    ----------- -----------
                                                       247,249     209,329
  Goodwill, net                                         53,423      61,453
  Intangibles and other assets, net                     59,904      49,663
                                                    ----------- -----------
                                                    $1,441,503  $1,183,379
                                                    =========== ===========
         Liabilities
Current Liabilities
  Accounts payable                                     $59,472     $50,422
  Accrued liabilities                                   71,751     115,917
  Income taxes                                          47,038      59,481
                                                    ----------- -----------
        Total Current Liabilities                      178,261     225,820

  Long-term debt                                         2,850       2,850
  Other long-term liabilities                           17,724      14,870
  Deferred income taxes                                  9,139       6,730

       Stockholders' Equity
  Preferred stock: authorized 5,000,000 shares of
   $.01 par value; no shares issued and outstanding       -           -
  Common stock: 500,000,000 shares of $.01 par
   value; 194,252,929 and 181,626,660 shares
   issued and outstanding                                1,943       1,816
  Additional paid-in capital                           182,079     130,378
  Cumulative foreign currency translation adjustment    (8,781)    (27,901)
  Unrealized net holding gains on
   available-for-sale securities                        10,743      95,990
  Retained earnings                                  1,047,545     732,826
                                                    ----------- -----------
        Total Stockholders' Equity                   1,233,529     933,109
                                                    ----------- -----------
                                                    $1,441,503  $1,183,379
                                                    =========== ===========

The accompanying notes are an integral part of these statements.

                                   -3-
                               TELLABS, INC.
          CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF EARNINGS
                               (Unaudited)

                                Three Months Ended  Nine Months Ended
                                 Oct. 2,  Sept. 26,   Oct. 2,    Sept. 26,
                                  1998      1997       1998        1997
                                --------- --------- ----------- -----------
                                 (In thousands, except per-share data)

Net sales                       $423,548  $309,408  $1,138,769    $849,232
Cost of sales                    146,240   115,829     405,344     322,694
                                --------- --------- ----------- -----------
     Gross Profit                277,308   193,579     733,425     526,538

Marketing, general and
  administrative expense          83,759    58,734     225,778     160,158
Research and
  development expense             52,221    40,039     143,446     110,807
Asset impairment                    -         -         24,793       -
Merger costs                      12,991      -         12,991       -
Goodwill amortization              1,334     1,493       4,184       4,516
                                --------- --------- ----------- -----------
     Total Operating Expense     150,305   100,266     411,192     275,481

Operating Profit                 127,003    93,313     322,233     251,057

Interest income                    6,948     3,031      15,697       8,446
Interest expense                     (79)      (14)       (240)       (312)
Other (expense) income, net       (3,853)    1,104      69,790      22,862
                                --------- --------- ----------- -----------
Earnings before income taxes     130,019    97,434     407,480     282,053
Income taxes                      42,256    33,127     132,431      95,898
                                --------- --------- ----------- -----------
   Net Earnings                  $87,763   $64,307    $275,049    $186,155
                                ========= ========= =========== ===========

Earnings per share

       - Basic                     $0.46     $0.35       $1.49       $1.03
                                ========= ========= =========== ===========
       - Diluted                   $0.45     $0.34       $1.45       $1.00
                                ========= ========= =========== ===========


Average number of shares of
common stock outstanding

       - Basic                   190,396   181,274     184,886     180,716

       - Diluted                 195,128   186,576     189,852     186,114





The accompanying notes are an integral part of these statements.

                                TELLABS, INC.
         CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
                                (Unaudited)
                                               For The Nine Months Ended
                                                      Oct. 2,    Sept. 26,
                                                       1998        1997
                                                     ---------   ---------
                                                        (In thousands)
Cash Flows from Operating Activities:
Net earnings                                          $275,049    $186,155
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
 Depreciation and amortization                          38,916      32,224
 Provision for doubtful receivables                      6,382       2,419
 Deferred income taxes                                   3,876      (3,844)
 Gain on the sale of investments                       (74,152)    (21,015)
 Asset impairment charge                                24,793         -
 Merger costs                                           12,991         -
Net changes in assets and liabilities,
 net of effects from acquisitions:
 Accounts receivable                                   (30,601)    (45,704)
 Inventories                                           (42,752)     (9,128)
 Other current assets                                    2,092         446
 Long-term assets                                      (31,405)    (17,444)
 Accounts payable                                        6,742       4,093
 Accrued liabilities                                    (2,106)     (7,061)
 Income taxes                                          (14,301)     19,572
 Long-term liabilities                                   2,751       3,062
                                                    ----------- -----------
Net Cash Provided by Operating Activities              178,275     143,775

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment, net     (56,186)    (65,262)
 Payments for purchases of marketable securities      (380,952)   (191,237)
 Proceeds from sales of marketable securities          329,376     133,406
 Payments for acquisitions, net of cash acquired           -        (7,821)
 Cash acquired in merger, net of merger costs           12,728         -
                                                    ----------- -----------
Net Cash Used in Investing Activities                  (95,034)   (130,914)

Cash Flows from Financing Activities:
 Common stock sold through stock-option plans *         37,530      30,928
                                                    ----------- -----------
Net Cash Provided by Financing Activities               37,530      30,928
Effect of exchange rate changes on cash                  3,636      (6,382)
                                                    ----------- -----------
Net increase in cash and cash equivalents              124,407      37,407
Beginning of period cash and cash equivalents          109,048      90,446
                                                    ----------- -----------
End of period cash and cash equivalents               $233,455    $127,853
                                                    =========== ===========

                                TELLABS, INC.
  CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW (continued)
                         (Unaudited - In thousands)

                                               For The Nine Months Ended
                                                      Oct. 2,    Sept. 26,
                                                       1998        1997
                                                     ---------   ---------
Supplemental Disclosures:
Interest paid                                             $181        $236
Income taxes paid                                     $113,686     $57,089


Supplemental Schedule of Non-Cash Investing and Financing Activities:

During 1997, in acquiring all of the outstanding shares of Trelcom Oy and certain wavelength-division multiplexing and optical networking technology and related assets from IBM, Tellabs, Inc. ("the Company") paid direct costs totaling $8,434,000.

In conjunction with the acquisitions, the purchase prices are currently allocated as follows:

                                          (In thousands)
                                          ---------
Fair value of assets acquired               $1,777
Cost in excess of fair value                 8,098
Liabilities assumed                         (1,441)
                                          ---------
Cash paid for acquisitions                  $8,434
                                          =========


* "Common stock sold through stock option plans" contains non-cash deferred tax benefits of $25,366,000 and $20,962,000 during the first nine months of 1998 and 1997, respectively.



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

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", total comprehensive income for the three months ended October 2, 1998, and September 26, 1997, was $92,963,000 and $83,243,000, respectively. Total comprehensive income for the nine months ended October 2, 1998, and September 26, 1997, was $208,922,000 and $255,430,000, respectively.

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

During the third quarter of 1998, the Company completed its merger with Coherent Communications Systems Corporation ("Coherent"). This transaction will be accounted for as an immaterial pooling of interests. Therefore, the Company will not restate any prior quarterly or annual financial results to reflect this transaction.

                                TELLABS, INC.
      NOTES TO CONDENSED CONSOLIDATED COMPARATIVE FINANCIAL STATEMENTS
                                 (continued)


3.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share: (In thousands, except per-share data)

                                Three Months Ended    Nine Months Ended
                                10/02/98  09/26/97   10/02/98    09/26/97
Numerator:                      --------  --------   --------    --------

 Net Income                      $87,763   $64,307    $275,049    $186,155

Denominator:

 Denominator for basic
  earnings per share -
  weighted-average shares        190,396   181,274     184,886     180,716

 Effect of Dilutive Securities:
  employee stock options
      and awards                   4,732     5,302       4,966       5,398
                                  ------    ------      ------      ------
 Denominator for diluted
  earnings per share - adjusted
  weighted-average shares
  and assumed conversions        195,128   186,576     189,852     186,114
                                 =======   =======     =======     =======
Basic earnings per share           $0.46     $0.35       $1.49       $1.03
                                 =======   =======     =======     =======
Diluted earnings per share         $0.45     $0.34       $1.45       $1.00
                                 =======   =======     =======     =======

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1998, the Company's cash and cash equivalents increased to $233,455,000 from the 1997 year-end balance of $109,048,000. The increase was driven by cash flows from operations of approximately $178,275,000, offset by payments to invest in marketable securities, net of proceeds from maturities, of approximately $51,576,000. The value of the Company's marketable securities portfolio at the end of the third quarter of 1998 remained almost unchanged when compared to the 1997 year-end balance. The aforementioned net purchases of investments in marketable securities were offset by a decrease in the market value of a particular investment.

Accounts receivable, net of allowance, increased $38,219,000 during the first three quarters of 1998 due to record third-quarter sales. The increase in the inventory balance of $50,079,000, when compared to the 1997 year-end balance, reflects levels necessary to support expected fourth-quarter sales. During the second quarter of 1998, the Company determined that the value of assets acquired as part of the 1996 acquisition of the Company's Wireless Systems Division was impaired, resulting in the write-off of goodwill and other assets. Goodwill decreased $8,030,000 during the first nine months of 1998 as a result of the aforementioned write-off and the regular amortization of the balance. Other long-term assets increased $10,241,000 due to further capitalization of the Company's costs to develop a globally-integrated information system and the addition of various intangible assets and other long-term investments.

The Company made a net investment of approximately $63,000,000 in property, plant and equipment during the first nine months of the year. The additions were primarily comprised of the Company's continued expansion of manufacturing and research and development capacity worldwide. The expansion of the facilities in Finland was completed during the first half of 1998, while the new facility in Ireland was opened during the third quarter of 1998. The Company expects net capital additions for 1998 to approximate $85,000,000, the majority of which is planned for the purchase of equipment and other tangible assets to be installed in the newly-expanded facilities.

Accrued liabilities decreased $44,166,000 from the balance at January 2, 1998 primarily due to a decrease in deferred taxes related to the mark-to-market adjustment of marketable securities. Approximately 11,200,000 shares of common stock were issued as part of the third quarter merger with Coherent. The issuance of these shares contributed to the increase in common stock and additional paid-in capital of $51,828,000. Also as a result of the merger with Coherent, the Company acquired approximately $39,670,000 of retained earnings.

Net working capital at October 2, 1998 was $902,666,000, compared with net working capital of $637,114,000 at January 2, 1998. The Company's current ratio at the end of the third quarter was 6.1 to 1. The increase in net working capital when compared to the 1997 year-end level was primarily due to the net cash generated by operating activities. Management believes that this level of working capital will be adequate for the Company's liquidity needs related to normal operations, both currently and in the foreseeable future. Sufficient resources exist to support the Company's growth either through currently available cash, through cash generated from future operations, or through additional short-term or long-term financing.

RESULTS OF OPERATIONS

Sales during the third quarter of 1998 were $423,548,000, the highest sales in any quarter in the Company's history, which was an increase of 37 percent from sales in the third quarter of 1997 of $309,408,000. Substantial growth was realized in both the domestic and international markets. The domestic growth was driven by the Company's SONET-based TITAN (a registered trademark of Tellabs Operations, Inc.) 5500 digital cross-connect systems (the TITAN 5500 system), which experienced overall sales growth of 34 percent over the same period in 1997. Sales of the MartisDXX (a trademark of Tellabs Oy) integrated access and transport systems (the MartisDXX system) pushed the international sales growth by showing a sales increase of 29 percent in the third quarter of 1998, when compared to the third quarter of 1997. Digital echo canceller sales increased over 150 percent from 1997 sales levels, due in large part to the additional sales from the merger with Coherent.

Earnings for the third quarter of 1998 were $87,763,000, up 37 percent from the 1997 third quarter earnings of $64,307,000. Third quarter 1998 earnings included a pre-tax charge of $12,991,000 for costs related to the Coherent merger and the unsuccessful merger attempt with CIENA Corporation. Excluding this one-time charge, third quarter 1998 earnings are 50 percent higher than the earnings in third quarter of 1997. Diluted earnings per share were 45 cents in the third quarter of 1998 (or, 49 cents per share, excluding such merger costs), compared with 34 cents per share for the third quarter of 1997.

The gross profit margin percentage for the third quarter of 1998 increased to 65.5 percent from 62.6 percent in the third quarter of 1997. This increase is primarily the result of increased service revenue related to TITAN 5500 installations, along with greater efficiencies realized by the Company's manufacturing operations.

Excluding the merger costs expensed during the third quarter of 1998, operating expenses increased by 37 percent over the third quarter of 1997. Expenses incurred for the installation of TITAN products and the Company's commitment to expand its service and support capabilities and research and development efforts worldwide were the drivers of the increase. In addition, 1998 third quarter operating expenses included expenses of the Coherent operations, which are not included in the 1997 results.

The Company incurred an other non-operating loss of $3,853,000 during the third quarter of 1998, compared to other income of $1,104,000 during the third quarter of 1997. The strength of the U.S. dollar and Swedish krona versus the Finnish markka, and the U.S. dollar versus the Irish punt during 1997, and the subsequent weakening of the same currencies in 1998 caused the swing in other income. Interest income increased to $6,948,000 in the third quarter of 1998, up 129 percent from $3,031,000 in the third quarter of 1997. This increase was due to significantly higher cash balances.

The effective tax rate was approximately 32.5 percent for the third quarter of 1998 and 34.0 percent for the third quarter of 1997. The decrease in the effective tax rate for 1998 in comparison to the rate for 1997 is primarily due to the tax benefits associated with contributions to the Tellabs Foundation, as well as the asset impairment charge at the Company's Wireless Systems Division. Overall, the Company's 1998 and 1997 effective tax rates reflect the benefits of lower foreign tax rates as compared to the U.S. Federal statutory rate.

Sales for the first nine months of 1998 were $1,138,769,000, which was an increase of 34 percent from sales of $849,232,000 for the same period in 1997. Domestic sales increased 43 percent for the first nine months of 1998, compared to 1997, primarily due to a 42 percent increase in TITAN 5500 system sales. MartisDXX system sales increased 25 percent over sales levels in 1997 driving the international sales growth of 17 percent. Sales of digital echo cancellers during the first nine months of 1998 increased 57 percent when compared to 1997 partially due to the inclusion of Coherent products.

Net earnings for the first nine months of 1998 were $275,049,000, which included a pre-tax gain of on the sales of stock held as an investment and the settlement of related hedge contracts of $73,374,000, a pre-tax charge for impaired assets of $24,793,000, and a pre-tax charge for the aforementioned merger costs of $12,991,000, compared to $186,155,000, which included a pre-tax gain of $20,803,000 for the sale of stock held as an investment. Diluted earnings per share were $1.45 for the first nine months of the year ($1.32 excluding the effect of the stock sale, the asset impairment charge, and the merger costs) compared to $1.00 for the same period in 1997 (93 cents per share excluding the effect of the stock sale).

The gross profit margin for the first nine months of 1998 improved to
64.4 percent versus 62.0 percent for the first nine months of 1997. This increase reflects higher service revenues related to new TITAN installations and increased efficiencies in the Company's production efforts.

Operating expenses for the first nine months of 1998 increased 36 percent over the same period in 1997, excluding the asset impairment charge taken in the second quarter of 1998 and the charge for merger costs taken in the third quarter of 1998. Contributing to the overall increase are expenses incurred for the installation of TITAN products and the continuing international and domestic research and development efforts.

Other income was $69,790,000 for the first nine months of 1998, compared to $22,862,000 during the same period in 1997. The first nine months of both 1998 and 1997 included gains on the sale of stock held as an investment. The gain in 1997 was $20,803,000, while the gain on the stock sale, along with the settlement of related hedge contracts was

$73,374,000 in 1998. Other income in the first nine months of 1998 included foreign exchange losses of $3,183,000, compared to gains in 1997 of $1,612,000. The strength of the U.S. dollar and Swedish krona versus the Finnish markka, and the U.S. dollar versus the Irish punt during 1997, and the subsequent weakening of the same currencies in 1998 caused the swing in foreign exchange income. Interest income contributed $15,697,000 to pre-tax income in the first three quarters of 1998, up 86 percent from $8,446,000 in 1997, primarily due to significantly higher average cash balances in 1998.

The effective tax rate was approximately 32.5 percent for the first nine months of 1998 and 34.0 percent for the same period in 1997. The decrease in the 1998 effective tax rate is primarily due to the tax benefits associated with contributions to the Tellabs Foundation, as well as the asset impairment charge at the Company's Wireless Systems Division. Overall, the Company's 1998 and 1997 effective tax rates reflect the benefits of lower foreign tax rates as compared to the U.S. Federal statutory rate.

YEAR 2000 READINESS

The Company continues to address its readiness for Year 2000 issues.
At the end of the third quarter of 1998, the Company's products are Year 2000 compliant. However, the Company's information technology (IT) systems and non-IT systems are not fully compliant, but are expected to be compliant by the second quarter of 1999. Potentially non-compliant systems consist only of non-critical systems. The extent of the impact of the non-compliance would be limited to minor personnel productivity inefficiencies caused by the need for alternative processes and procedures. The Company expects to incur expenses of approximately $1,000,000. In addition, the Company believes that no Year 2000 issues exist with a material third party. However, actual outcomes and results could be affected by other factors, including, but not limited to the continued availability of skilled personnel, cost control, the ability to locate and remediate software code problems, critical suppliers and subcontractors meeting their commitments to be Year 2000 ready, and timely actions by customers.

Except for historical information, the matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, research and new product development, protection of and access to intellectual property, patents and technology, ability to attract and retain highly qualified personnel, availability of components and critical manufacturing equipment, Year 2000 readiness, facility construction and start-ups, the regulatory and trade environment, the availability and terms of future acquisitions and the uncertainties relating to the synergies, charges, and expenses associated with the proposed mergers described in the Company's filings, as well as other risks that may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company's actual future results could differ materially from those discusssed here. The Company undertakes no obligation to revise or update these forward-looking statements.

                      PART II.  OTHER INFORMATION

ITEM 5.  Other Information

     The following is notice pursuant to Rule 14a-5(e)(2) and Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, as amended, regarding the Company's use of discretionary authority with respect to non-Rule 14a-8 stockholder proposals which may be made at the 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting").

     If a proponent of a stockholder proposal at the 1999 Annual Meeting fails to provide notice of the intent to make such proposal by personal delivery or mail to the Secretary of the Company on or before February 1, 1999 (or by an earlier or later date, if such date is established by amendment to the Company's Bylaws), then any proxy solicited by management may confer discretionary authority to vote on such proposal.

     The foregoing does not apply to proposals submitted for inclusion in the Company's proxy statement for the 1999 Annual Meeting or to nominations of one or more directors for consideration at the 1999 Annual Meeting. As stated more fully in the Company's proxy statement for its 1998 Annual Meeting of Stockholders, notice of such proposals or of the intent to make such nomination or nominations must be made by personal delivery or by mail to the Secretary of the Company no later than November 16, 1998.


ITEM 6.  Exhibits and Reports on Form 8-K

     (A) Exhibits:


               Exhibit 27 - Financial Data Schedule


     (B) Reports on Form 8-K

          The Registrant filed a report on Form 8-K on August 17, 1998, with respect to the issuance of a press release announcing third quarter results for CIENA Corporation ("CIENA"), reaffirmations of their recommendations in favor of the proposed merger by the Boards of Directors of the Registrant and CIENA, and a clarification of previously reported proxy material.

          The Registrant filed a report on Form 8-K on August 21, 1998, with respect to the issuance of a press release announcing the adjournment of the Registrant's and CIENA's August 21, 1998, stockholders meetings to vote on the proposed merger.

          The Registrant filed a report on Form 8-K on August 31, 1998, detailing amendments to the Agreement and Plan of Merger between the Registrant, CIENA, and White Oak Merger
          Corporation, as well as the Stock Option Agreement between the Registrant and CIENA.

                      PART II.  OTHER INFORMATION
                              (continued)

     (B) Reports on Form 8-K (continued)

          The Registrant filed a report on Form 8-K on September 3, 1998, with respect to a press release announcing the adjournment of the Registrant's and CIENA's special stockholders meetings scheduled for September 9, 1998.

          The Registrant filed a report on Form 8-K on September 14, 1998, announcing the termination of its proposed merger with CIENA.


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



November 12, 1998
-----------------
(Date)