Form 10-K405
period 1999-01-01
TELLABS INC
filed 1999-03-30
CIK 317771

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                Form 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                For the fiscal year ended January 1, 1999

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

                            Yes [X] No [ ]

On February 22, 1999, 194,899,159 common shares of Tellabs, Inc., were outstanding, and the aggregate market value (based upon the closing sale price of the National Market System) of such shares held by nonaffiliates was approximately $15,311,765,000.

Documents incorporated by reference: Portions of the registrant's Annual Report to Stockholders for the fiscal year ended January 1, 1999, are incorporated by reference into Parts I and II, and portions of the

                                   1
registrant's Proxy Statement dated March 10, 1999 are incorporated by reference into Part III.

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

Products provided by the Company include digital cross-connect systems, managed digital networks, network access products, and fiber optic systems. Digital cross-connect systems include the Company's TITAN (a registered trademark of Tellabs Operations, Inc.) 5500/5500S and 5300 series of digital cross-connect systems. Managed digital networks include the Company's MartisDXX (a trademark of Tellabs Oy) integrated access and transport system (the MartisDXX system), statistical multiplexers, packet switches, and T1 multiplexers, and network management systems. Network access products include voice quality enhancement products such as echo cancellers; special service products (SSP) such as voice frequency products; and local access products such as the CABLESPAN (a registered trademark of Tellabs Operations, Inc.) system. Products recently introduced or to be introduced include the AN2100 Gateway Exchange System (AN2100 System), (a trademark of Tellabs Operations, Inc.), TITAN 4500GS global services delivery system (TITAN 4500GS system), and an optical networking product.

The Company's products are sold in the domestic and international marketplaces (under the Tellabs name and trademarks and under private labels) through the Company's field sales force and selected distributors to a major customer base. This base includes Regional Bell Operating Companies (RBOCs), independent telephone companies (ITCs), interexchange carriers (IXCs), local telephone administrations (PTTs), local exchange carriers (LECs), competitive local exchange carriers (CLECs), original equipment manufacturers (OEMs), cellular and other wireless service companies, cable operators, alternate service providers, system integrators, government agencies, and business end-users ranging from small businesses to Fortune 500 companies.

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

                                   2

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

GLOBAL SYSTEMS AND TECHNOLOGIES

Digital Cross-Connect Systems

The TITAN product family consists of technologically-sophisticated digital cross-connect systems and network management platforms. These flagship products address the needs of RBOCs, PTTs, IXCs, alternate local exchange, wireless, cable, government and Fortune 500 companies. These complex transmission systems are designed to meet or exceed domestic and international telephone industry standards.

The digital cross-connect systems operate under software control and are typically used to build and control the narrowband, wideband and broadband transmission infrastructure of telecommunication service providers. Telecommunication managers utilize the digital cross-connect systems to generate revenue or to reduce cycle time while minimizing capital and operating expense. Key applications include centralized and remote testing of transmission facilities, grooming of voice, data, and video signals, automated provisioning of new services, and restoration of failed facilities. All of the TITAN systems include a feature for monitoring facility performance which enhances "process of elimination troubleshooting" in a complex network. The user can determine the early warnings of facility degradation rather than reacting to a network outage. The digital cross-connect system also converts international to domestic transmission and signaling standards. These products augment the ability of users to provide current, emerging, and future service to business and residential customers. Advanced survivable business services also utilize the TITAN products for interconnecting fiber transmission.

The TITAN systems vary in switching rate and facility interface speed. Tellabs offers the TITAN 5300 series of cross-connect systems that can interface facilities at STS-1, DS3, DS1, E1, DS0, and subrate levels, and can switch them at DS0 levels and below. The systems in this series allow modular non-service affecting growth with capacities ranging from 8 to 4,000 ports.

Tellabs also offers the Company's flagship TITAN 5500 system which interfaces facilities at the DS1, DS3, STS-1 and fiber optic OC-N levels, and cross-connects them at levels of DS1/VT1.5 and above. The TITAN 5500 system is the first digital cross-connect system in the world to integrate optical (155 and 622 mb/s) equipment. A single TITAN 5500 system can carry the equivalent of 1,400,000 simultaneous phone conversations.

Digital cross-connect system products accounted for approximately 60 percent of 1998 and 1997 product sales, and approximately 57 percent of 1996 product sales.


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

The MartisDXX system is a complete managed access and transport network system designed to be used by telecommunications service operators worldwide for the delivery of both mobile and business network services. Typical business service applications include private branch exchange (PBX) networking, local area network (LAN) interconnectivity (including frame relay), leased lines, asynchronous transfer mode (ATM) -based services, and
X.21 and X.25 data services. The range of mobile services includes analog and digital cellular, paging as well as other public and private voice, data and messaging services. The MartisDXX systems carry the wide variety of services that may be provided by the public telecommunications service provider.

The latest enhancement to the system, synchronous digital hierarchy (SDH) and ATM transmission and switching technologies, provide the capability to deliver higher-bandwidth services. New local loop technologies allow these higher-bandwidth services to be delivered over existing copper lines. In addition, the Company is developing digital subscriber line (DSL) technology for this product portfolio.

The CROSSNET 440, 441 and 442 products are a family of intelligent T1/E1 multiplexers that interface voice, data and video devices (up to 2.048 Megabits per second) and multiplex them over private time division multiplexing networks. The CROSSNET 445 system provides timeslot interchange and DS0/DS1 switching and is used to network 440, 441 and 442 nodes. This family of intelligent multiplexers can be provisioned (network-wide) from any one node. In addition, they can automatically provision many of the voice and data applications and have an integrated network management system that can adjust the bandwidth in 400 bits per second increments for highly efficient use of the DS1 or fractional DS1 facility. The CROSSNET family of multiplexers provides low bit rate voice
(LBRV) compression at 8 and 16 kilobits per second in its DS0 channels and T1 trunks, enhanced analog voice capability for competing in the growing branch office multiplexer market and a variable-speed network interface
(NX64) to the CROSSNET 44X system for use with international networks or satellite radio channels.

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


                                   4

Managed digital networks accounted for approximately 26 percent of product sales in 1998, and approximately 28 percent of product sales in each of 1997 and 1996.

Network Access Systems

Network access products are primarily modular in design and can be used either individually or in complex systems and assemblies. The three areas making up network access products are voice quality enhancement products, SSP products, and local access products. The products are designed to meet telephone industry standards, and, in many applications, they directly interface with customer premises equipment. These products enhance the ability of LECs, PTTs, IXCs, CLECs, wireless service providers, private networks, alternate service providers and cable providers to provide current, emerging, and future services to their business customers through innovative products and systems that provide more cost-effective provisioning of existing basic services. In order to continue to grow this product area, state-of-the-art technology will be deployed and value-added content will be provided.

In 1998, the Company created the Network Enhancing Technologies Solutions Group (NETS). NETS was formed by the combination of Coherent Communications Systems Corporation (Coherent), which was acquired in 1998, with the Network Access Systems Division of the Company. This group is focused on developing leading-edge voice quality enhancement and echo cancellation solutions.

Voice quality enhancement products primarily address the needs of cellular companies, LECs, and IXCs, both domestically and internationally. Such products include the Company's echo cancellation (or control) products. The echo control products' primary function is to provide voice quality enhancements such as the removal of irritating feedback (from one's own voice) that occurs on virtually all long distance connections and many wireless connections. These voice quality enhancement products have benefited from the growth of the markets that these products address.

SSP products provide transmission and signaling conversion between the central office and the customers' terminal equipment. These products include: line amplifiers that compensate for loss and distortion in voice and analog data transmission applications; terminating devices that provide conversion between four wire transmission facilities and two wire local lines; signaling equipment and systems that convert station on-hook/off-hook, dialing and ringing information to signaling formats compatible with transmission over metallic voice channels; and loop treatment equipment typically used to extend the distance from a central office at which a telephone functions satisfactorily.

The Company's CABLESPAN 2300 system is a local access product developed by the Company and Advanced Fibre Communications, Inc. (AFC), designed to address the emerging cable and alternate service provider markets. The CABLESPAN 2300 Universal Telephony Distribution System is a next-generation, multiple services delivery system that allows cable television providers, alternate access carriers, and competitive access providers to build flexible communication networks that support the integrated delivery of video, voice, data and information services. The product provides maximum application flexibility through its ability to support a wide variety of network topologies, interface with various forms of transmission media and provide the modularity required to support both

                                   5
residential and business customers. The CABLESPAN system can be managed either directly from an integral interface that provides local and remote management or from a PC-based stand-alone Element Management System that allows the management of multiple CABLESPAN systems and supports multiple network operators while interfacing with other operational support systems.

Network access products accounted for approximately 13 percent, 10 percent, and 14 percent of 1998, 1997, and 1996 product sales, respectively.

Wireless Systems Division

In April 1996, the Company acquired all of the outstanding shares of Steinbrecher Corporation. This acquisition formed the basis of a new division within the Company, the Tellabs Wireless Systems Division. In 1998, this division became part of the Digital Systems Division to reflect a change in the primary focus of this group from the development of wideband radio technology for the local loop to optical networking and dense wave-division multiplexing. In addition to pursuing this new direction, this group will continue to provide core radio frequency (RF) competencies to the rest of the Company, to support existing customers, to expand and extend its RF capabilities and to incorporate wireless technology applications into the Company's products.

Emerging Products

During 1998, the Company released its AN2100 Gateway Exchange System, which is the first in a series of products designed to enable the Company's customers to cost-effectively migrate from current networks to future networks. The AN2100 system is a next-generation voice/data switch, which blends echo canceller and digital cross-connect technology with packet and cell technologies to perform multimedia adaptation and switching.

In March 1999, the Company announced the TITAN 4500GS global services delivery system. The TITAN 4500GS system is an integrated system that will enable service providers to seamlessly deliver high-bandwidth, global services over synchronous optical network (SONET) and SDH access networks. As a single platform that operates in both SONET and SDH environments, the TITAN 4500GS system increases the efficiency and manageability of SONET and SDH access rings when delivering global services.

In 1999, the Company expects to introduce an optical networking product. Optical networking uses dense wavelength-division multiplexing (DWDM) technology to expand the carrying capacity of fiberoptic strands. DWDM technology splits traditional fiberoptic signals into several different wavelengths that serve as a separate channel to carry information over the same fiber allowing service providers to expand bandwidth without adding more fibers.

GLOBAL SALES AND MARKETING

Sales are generated through the Company's direct sales organization and selected distributors. The North American sales group consists of approximately 95 direct sales personnel and an additional 72 sales support personnel located throughout the United States and Canada. The international sales group consists of approximately 62 direct sales personnel, and additional 49 sales support personnel located in Latin America, South America, Europe, the Middle East, Africa, Asia and
Australia.
                                   6

The North American sales organization conducts its activities from the the Company's corporate headquarters and six regional offices. The international sales organization conducts its activities from the the Company's corporate headquarters, twenty-four regional sales offices, and three regional headquarters. The regional sales offices are generally staffed by a regional sales manager or country manager, system sales engineers, and additional personnel as required.

Direct orders through the Company's field organization accounted for approximately 87 percent of 1998 sales.

The North American sales organization is structured by markets with emphasis on large customers. The international sales organization is structured to support activities on a regional basis, with "solution centers" located strategically throughout the world.

The Company has arrangements with a number of distributors of telecommunications equipment, both in North America and internationally, some of whom maintain inventories of the Company's products to facilitate prompt delivery. These distributors provide information on the Company's products through their catalogs and through trade show demonstrations. The Company's field sales force also assists the distributors with regular calls to them and their customers. Distributors, as a group, accounted for approximately 13 percent of 1998 sales. No single distributor accounted for more than 10 percent of 1998 sales.

GLOBAL SOLUTIONS AND SERVICES

The Company maintains a worldwide service organization focused on providing its customers high quality technical and administrative product support. Early in 1999, the group was reorganized to provide greater focus on meeting the expanding needs of its global customer base and to provide a consistent suite of high-quality service offerings worldwide. The group currently offers these services through its service centers in Lisle, Illinois; Ashburn, Virginia; Shannon, Ireland; and Espoo, Finland with further expansion into Latin America, Europe and Asia planned for 1999.

The Company's service organization supports its customers with a wide range of services that include application engineering and support, installation, service support, on-site training, product repair (warranty administration), on-site maintenance, third party maintenance, consultation, logistics management, and 24-hour technical support via telephone and the Internet.

The Company's application engineering, support and installation group is focused on meeting the customer's needs for installation and integration of the Company's products and third party equipment into the customer's network. The group uses a combined workforce of Company and subcontracted personnel to provide teams of trained professionals that manage the job from its conceptual, engineering stage through to its successful system integration and commissioning.

The Company's technical support group consists of unique and highly-trained teams that focus on customer support of the TITAN 5500/5500S and 5300 series systems, CROSSNET 44X and 33X systems, CABLESPAN system, Voice Frequency and MartisDXX product lines and will provide support for the Company's emergin product lines. All teams utilize a problem tracking system to capture, collect and report on a number of data points specific to product performance and overall customer profiles. The technical
                                   7
support teams also utilize a call director system to track the status of customers' calls until completion.

The Company's customer training group offers an expansive choice of course offerings designed to meet the existing customer needs, as well as, newly-designed course offerings that address the rapidly changing industry needs. Courses are offered at the Company's technologically- advanced training facilities and on-site at customer premises.

The Company provides product warranties for periods ranging from one to five years for the repair or replacement of modules and systems found to be faulty due to defective material and additionally for other requirements as described in the customer contract. The Company has an expedited replacement service that is used to immediately provide the customer with needed module replacements in response to a time-critical service outage.

CUSTOMERS

Sales to customer groups as a percentage of total sales were approximately as follows:
                                             1998     1997     1996

Regional Bell Operating Companies             31%      32%      28%
Independent Telephone Companies                3%       4%       7%
Interexchange Carriers                        12%      17%      18%
Corporate America, OEMs, Governmental
  Agencies, Wireless Companies, Utility
  and Railroad Companies, Alternate Service
  Providers, and System Integrators           22%      14%      14%
Foreign Sales
  Canada                                       2%       2%       3%
  International                               30%      31%      30%
                                             ----     ----     ----
 TOTAL                                       100%     100%     100%
                                             ====     ====     ====

In 1998, sales to Bell Atlantic accounted for approximately 12.2 percent of consolidated net sales. In 1997, sales to SBC Communications Inc. accounted for approximately 11.5 percent of consolidated net sales. No other customer in 1998 or 1997 accounted for more than 10 percent of consolidated net sales. No single customer accounted for more than 10 percent of consolidated net sales in 1996.

At January 1, 1999, and January 2, 1998, backlogs were approximately $164 million and $109 million, respectively. All of the January 1, 1999, backlog is expected to be shipped in 1999. The Company considers backlog to be an indicator, but not the sole predictor, of future sales.

COMPETITION

The Company's products are sold in global markets and compete on the following key factors: responsiveness to customer needs, product features, customer-oriented planning, price, performance, reliability, breadth of product line, technical documentation, and prompt delivery.

The digital cross-connect systems compete principally with Lucent Technologies and Alcatel. The major competitors of the managed access and transport systems are Newbridge Networks Corporation, Nokia Telecommunications, and Network Equipment Technologies.
                                   8
The network access products currently compete in four product areas: special services, echo cancellers, T1 Multiplexers, and local access. The principal competitors in the special services market are Teltrend, Westell, and Charles Industries. The leading competitors in the echo canceller market are Lucent Technologies, Ericsson, Ditech, and Nortel. The principal competition for the multiplexers are Newbridge Networks Corporation, Premisys, and Ascom/Timeplex. The local access products competitors are Arris, ADC Telecommunications, Inc., and Motorola.

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

Many products used in network access system applications are well-suited to the use of digital implementation techniques, including utilization of microprocessors and other VLSI devices. The Company's ability to combine analog, digital and photonic technologies has been an important ingredient in its product development. The Company currently manufactures a number of products using microprocessor control circuitry which make extensive use of microprocessors and complex system software. The Company is also actively developing products which utilize high speed fiber optic technologies to provide higher performance transmission characteristics in today's telecommunication networks. The Company is continually updating its research and development capabilities through the addition of new computer-aided design and computer-aided software engineering tools, which assist in electronic, mechanical, and software design. Use of such tools is imperative as the Company seeks to respond to industry and customer demands for intelligent digital systems and networking products with capabilities for automated remote maintenance and provisioning.

In 1998, the Company acquired Coherent, a developer, manufacturer and marketer of voice-quality enhancement products for wireless (including digital cellular and personal communication systems), satellite-based, cable communication, and wireline telecommunications systems throughout the world. This acquistion has allowed the Company to combine technologies and resources with Coherent to provide the greatest number of options in sophisticated echo canceller and speech processing technology. In 1998, the Company also acquired Switched Network Technologies, Inc., a developer, manufacturer and marketer of ATM-based switches, and consolidated it into the Company's Digital Systems Division.

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

                                   9

Company's Finnish Subsidiary, Tellabs Oy, announced the acquisition of Trelcom Oy of Finland, a company specializing in digital subscriber line technology. In addition to securing the Company's access to this technology, the acquisition was designed to accelerate the development of future enhancements to the Company's access product portfolio.

During 1996, the Company made two research and development-oriented acquisitions designed at advancing and expanding the Company's existing product performance capabilities. In the first, the acquisition of Steinbrecher Corporation in April 1996, the Company acquired certain wireless communications technology for incorporation into the Company's products. In the second acquisition, the Company acquired the broadband access product line of TRANSYS Networks, Inc. in June 1996. The move was designed to provide the Company with broadband access and transport technology that would complement the technology that already exists in its TITAN line of digital cross-connect systems.

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

These acquisitions and alliances allow the Company access to technology that is important to the future of its products. In addition, to ensure that the technologies the Company uses reflect the most recent industry developments and to increase the Company's ability to develop new technologies, the Company conducts research at its laboratories in Lisle and Bolingbrook, Illinois; Mishawaka, Indiana; Hawthorn, New York; Burlington and Cambridge, Massachusetts; Ashburn, Virginia; Montreal and Ottawa, Canada; Espoo, Oulu and Tampere, Finland; and Shannon, Ireland.

Research and development expenses were $202.6 million in 1998, $158.1 million in 1997, and $107.3 million in 1996. (The 1996 research and development expense does not reflect the $74.7 million one-time charge for acquired research and development taken in conjunction with the Steinbrecher acquisition.) The Company plans to spend approximately $250 million to $290 million on research and development in 1999. These expenditures reflect the Company's commitment to the enhancement of existing products and development of new products designed to satisfy the needs of communications service providers worldwide.

MANUFACTURING AND EMPLOYEES

The Company assembles its products from standard components and from fabricated parts which are manufactured by others to the Company's specifications. Such purchased items represented approximately 77 percent of cost of sales in 1998.

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

                                   10

As part of the manufacturing process, hazardous waste materials that are present are handled and disposed of in compliance with all Federal, State and local provisions. These waste materials and their disposal have no significant impact on either the Company's production process or its earnings or capital expenditures.

At January 1, 1999, the Company had 4,980 employees, of which 1,145 were employed in the sales, sales support and marketing area, 1,588 in product development, 1,796 in manufacturing, and 451 in administration. The Company considers its employee relations to be good. It is not a party to any collective bargaining agreement.

INTELLECTUAL PROPERTY

The Company has various trade and service marks, both registered and unregistered, in the U.S. and in numerous foreign countries (collectively, "Marks"). All of these Marks are important in that they differentiate the Company's products and services within the industry through brand name recognition. The Company is not aware of any factor which would affect its ability to utilize any of its major Marks.

The Company currently holds numerous United States and foreign patents. The Company has also developed certain proprietary hardware designs, software programs, and other works in which the Company owns various intellectual property rights, including rights under copyright and trade secret laws. The Company believes that its patents and other intellectual property rights are important to its business.

Through various licensing arrangements the Company grants certain rights to its intellectual property and receives certain rights to intellectual property of others. The Company expects to maintain current licensing arrangements and in the future secure licensing arrangements, as needed and to the extent available on reasonable terms and conditions, to support continued development and marketing of the Company's products. Some of such licensing arrangements require or may require the payment of royalties, and the amount of such payments may depend upon various factors, including but not limited to: the structure of royalty payments; offsetting considerations, if any; and the degree of use of the licensed technology in any products of the Company or otherwise.

BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

The Company manages its business in one business segment. Information with respect to the Company's net sales by product group, net sales by country, and net long-lived assets by country for the fiscal years ended January 1, 1999, and January 2, 1998, is set forth in Note 9 on page 40 of the registrant's Annual Report to Stockholders and is incorporated herein by reference.

ITEM 2.  PROPERTIES

The Company's corporate headquarters is located on 19.1 acres of Company-owned land approximately 30 miles west of Chicago in Lisle, Illinois. Located on this property are three buildings. The first is a 57,200-square foot building that functions as the Company's headquarters and houses a portion of the Digital Systems Division's marketing and engineering personnel. The second is a 107,800-square foot building which houses customer service, research and development and administrative

                                   11
functions. The third building is a 55,000-square foot building utilized by the majority of the Digital Systems division's engineering operations.

The Company also owns 50 acres of land in Bolingbrook, Illinois (near Lisle) where a 236,300-square foot manufacturing, engineering and office building was completed and occupied in July 1993. During 1996, the Company began construction of a new 308,000-square foot addition to this facility. Construction of the addition was completed by August 1997 at a cost of approximately $33,000,000. The additional space allowed the Company to more than double its manufacturing capacity while allowing for the expansion of the engineering, sales and administrative areas.

The Company also owns approximately 75 acres of land in Round Rock, Texas. The Texas property includes a 127,000-square foot manufacturing facility. The Company also owns three office facilities in Espoo, Finland totaling 127,000 square feet used for administrative offices and research and development. In addition, the Company owns a 154,000-square foot production and engineering facility in Espoo. During 1998, the Company finished construction of a 135,000-square foot manufacturing facility in Shannon, Ireland. This facility was built on land obtained through a long-term lease entered into during 1997. Construction of the Shannon facility was completed at a cost of approximately $15,000,000.

The Company leases additional facilities at the following locations: two locations in Bolingbrook, Illinois (157,000 square feet, total) used for administrative and engineering; two locations in Lisle, Illinois (86,000 square feet, total) used for research and development; Naperville, Illinois (sales); Mishawaka, Indiana (research); Santa Ana, California (sales); Littleton, Colorado (sales); Atlanta, Georgia (sales); Rockville, Maryland (sales); Irving, Texas (sales); Ft. Lauderdale, Florida (administrative); Hauppauge, New York (manufacturing); Hawthorn, New York (research and development); Boston, Massachusetts (research and development); and two buildings (90,000 square feet) in Burlington, Massachusetts for sales, research and administration; Ashburn, Virginia (72,000 square feet) used for research and development; Gloucester, Ontario (research and development); Mississauga, Ontario (sales); St. Laurent, Quebec (research and development); two locations in Espoo, Finland (60,000 square feet, total) used for administrative and engineering; Oulu, Finland (research and development); and Tampere, Finland (research and development). The Company also has small leased sales offices in eighteen foreign countries.

The Company owns substantially all the equipment used in its business. The Company believes that its facilities are adequate for the level of production anticipated in 1999, and that suitable additional space and equipment will be available to accommodate expansion as needed.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any material litigation. The Company has been named in a lawsuit recently filed by the Lemelson Medical, Education and Research Foundation, Limited Partnership (Lemelson) in the United States District Court for the District of Arizona against eighty-eight electronics industry companies. The lawsuit alleges patent infringement, and the patents at issue are characterized by Lemelson as relating to manufacturing methods and semiconductor structures. The relief sought by Lemelson includes a judgment against the defendants of willful infringement, injunctive relief, trebled actual damages and attorneys' fees. Lemelson has contacted the Company and offered to license the

                                   12
patents at issue. The Company is in the process of reviewing its defenses to Lemelson's claims and Lemelson's offers, and while no assurances regarding the eventual resolution of this matter can be made at this time, the Company does not believe that it will have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

FORWARD LOOKING STATEMENTS

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

                          EXECUTIVE OFFICERS OF THE REGISTRANT

 NAMES AND BUSINESS EXPERIENCE         YEAR OF  CURRENT
                                        BIRTH   POSITION

Michael J. Birck                          1938  President, Chief
President, Chief Executive Officer              Executive Officer and
and Director, Tellabs, Inc. since 1975.         Director, Tellabs, Inc.

Peter A. Guglielmi                        1942  Executive Vice President,
Executive Vice President, Chief                 Chief Financial Officer and
Financial Officer, Tellabs, Inc.                Treasurer, Tellabs, Inc., and
since 1990; Treasurer, Tellabs, Inc.            Tellabs Operations, Inc.;
since 1988; Director, Tellabs, Inc.             Director, Tellabs, Inc.
since 1993; President, Tellabs
International, Inc. 1993 to 1997.

Brian J. Jackman                          1941  President, Global Systems
President, Global Systems and                   and Technologies;
Technologies since 1998; Director,              Executive Vice President
Tellabs, Inc. since 1993; Executive             and Director, Tellabs, Inc.
Vice President, Tellabs, Inc.
since 1990; President, Tellabs
Operations, Inc. 1993 to 1998.

John E. Vaughan                           1947  President, Tellabs
President, Tellabs Global Sales                 Global Sales and Services;
and Services since 1998; Executive              Executive Vice President,
Vice President, Tellabs, Inc. since             Tellabs, Inc.
1997; President, Tellabs International,
Inc. 1997 to 1998; Vice President of
Business Unit Development and
Strategy, Ameritech 1995 to 1997.

Richard T. Taylor                         1948  Sr. Vice President and General
Sr. Vice President, Digital Systems             Manager, Digital Systems
Division, Tellabs Operations, Inc.              Division, Tellabs
since 1997; General Manager,                    Operations, Inc.
Digital Systems Division, Tellabs
Operations, Inc. since 1993;
Vice President, Digital Systems
Division, Tellabs Operations, Inc.
1993 to 1997.

Charles C. Cooney                         1941  Vice President, North America
Vice President, North America                   Sales, Tellabs Operations,
Sales, Tellabs Operations, Inc.                 Inc.
since 1998; Vice President, Sales
and Service, Tellabs Operations,
Inc. 1992 to 1998.

Carol Coghlan Gavin                       1956  Vice President, General
Vice President and General Counsel,             Counsel and Secretary,
Tellabs Operations, Inc. and Secretary,         Tellabs Operations, Inc.;
Tellabs, Inc., since 1999; Counsel,             Secretary, Tellabs, Inc.
Tellabs Operations, Inc. 1998 to 1999; Vice
President and General Counsel, Tellabs
Operations, Inc. 1992 to 1998; Secretary,
Tellabs, Inc., 1993 to 1998.

J. Thomas Gruenwald                       1948  Vice President and General
Vice President and General                      Manager, Broadband Media
Manager, Broadband Media Group                  Group and Network Solutions
and Network Solutions Group, Tellabs            Group, Tellabs
Operations, Inc. since 1998; Vice               Operations, Inc.
President, Strategic Resources,
Tellabs Operations, Inc. 1995 to 1998;
Director, Engineering, Tellabs
Operations, Inc. 1992 to 1995.

Jukka Harju                               1956  Vice President and General
Vice President and General Manager,             Manager, Tellabs Oy; Vice
Tellabs Oy and Vice President,                  President, Tellabs
Tellabs International, Inc. since               International, Inc.
1996; Managing Director, Martis Oy
1994 to 1996.

John C. Kohler                            1952  Vice President, Global
Vice President, Global Manufacturing            Manufacturing, Tellabs
Tellabs Operations, Inc. since 1998;            Operations, Inc.
Vice President, Manufacturing, Tellabs
Operations, Inc. 1993 to 1998.

Stephen M. McCarthy                        1954 Vice President, Global
Vice President, Global Solutions                Solutions and Service,
and Service, Tellabs Operations, Inc.           Tellabs Operations, Inc.
since 1999; Senior Vice President,
Major Accounts Central Division, ADP
1997 to 1999; Vice President, Sales,
Ameritech 1994 to 1997; Vice
President, Marketing, Ameritech
1993 to 1994.

David Powell                               1951 Vice President and General
Vice President and General Manager,             Manager, Network
Network Enhancing Technologies                  Enhancing Technologies
Solutions Group, Tellabs Operations,            Solutions Group, Tellabs
Inc. since 1999; Vice President and             Operations, Inc.
General Manager, Coherent OEM Division,
Tellabs Operations, Inc. 1998 to 1999;
President and Chief Operating Officer,
Coherent Communications Systems
Corporation 1994 to 1998.

Harvey R. Scull                           1949  Vice President, Global
Vice President, Global Strategy                 Strategy and Business
and Business Development,                       Development, Tellabs
Tellabs Operations, Inc. since                  Operations, Inc.
1998; Vice President, Advanced
Business Development, Tellabs
Operations, Inc. 1993 to 1998.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The sections entitled "Common Stock Market Data" on pages 1 and 44 of the Company's Annual Report to Stockholders for the year ended January 1, 1999 (the "Annual Report") are incorporated herein by reference. They are also included in Exhibit 13, as filed with the SEC. See discussion referred to in Item 7 below for dividend information.

ITEM 6.  SELECTED FINANCIAL DATA

The section entitled "Five-Year Summary of Selected Financial Data" on page 1 of the Annual Report is incorporated herein by reference. It is also included in Exhibit 13, as filed with the SEC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled "Management's Discussion and Analysis" on Pages 22 to 25 of the Annual Report is incorporated herein by reference. It is also included in Exhibit 13, as filed with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts business on a global basis in several major international currencies. Foreign currency risk is managed through the use of forward exchange contracts to hedge nonfunctional-currency receivables and payables that are expected to settle in less than one year. The Company does not enter into forward exchange contracts for trading purposes and all foreign exchange contract activity is carried out under a program authorized by the Company's Board of Directors. Under the program, the Company enters into contracts to hedge between 50 and 90 percent of the aggregate currency exposure for any single currency. The Company assesses its outstanding currency exposure on a monthly basis. Foreign currency transaction gains and losses resulting from changes in the exchange rates are recognized in "Other Income (Expense)".

The foreign currency forward exchange contracts are used to manage exposure to changes in currency exchange rates, principally Finnish markka and Irish punts. The table that follows presents a summary of the notional value and the fair value of forward exchange rate contracts for each currency in which the Company has hedged exposure at January 1, 1999, and January 2, 1998. The notional amounts shown are the US dollar value of the agreed upon amounts in each foreign currency that will be delivered to a third party on the agreed upon date.

                                      Notional
                                       Value     Average
                                      Maturing   Contract  Fair Value
Currency                              in 1999      Rate    at 1/1/99
--------------------------           ----------  --------  ----------
Forward Contracts to Sell Foreign
Currencies for Finnish Markka:      (In Thousands)        (In Thousands)

United States Dollar                    $63,770    5.0660     $63,770
Irish Punt                               15,950    7.5448      17,285
European Currency Unit                   15,442    5.9640      15,386
Spanish Peseta                            8,878    0.0357       9,442
Austrian Schilling                        3,829    0.4319       3,814
Swedish Krone                             3,563    0.6277       3,530
Deutsche Marks                            1,889    3.0403       1,889
Danish Krone                              1,774    0.7981       1,769
Norwegian Krone                           1,689    0.6626       1,676
British Pound                             1,576    8.4557       1,573
All Others                                  858      -            864
                                    ------------          ------------
                                       $119,218              $120,998

Forward Contracts to Sell Foreign
Currencies for Irish Punts:

United States Dollar                     $4,960    1.1254      $4,960
Netherlands Guilder                       1,988    2.7995       1,985
French Franc                              1,021    8.3297       1,019
All Others                                  366      -            361
                                    ------------          ------------
                                         $8,335                $8,325

                                    ------------          ------------
Total Contracts Outstanding
   at January 1, 1999:                 $127,553              $129,323
                                    ============          ============


                                      Notional
                                       Value     Average
                                      Maturing   Contract  Fair Value
Currency                              in 1998      Rate    at 1/2/98
--------------------------           ----------  --------  ----------
Forward Contracts to Sell Foreign
Currencies for Finnish Markka:      (In Thousands)        (In Thousands)

United States Dollar                    $33,240    5.3220     $32,986
Austrian Schilling                        4,720    0.4291       4,712
Spanish Peseta                            3,494    0.0355       3,476
Deutsche Marks                            3,327    3.0246       3,330
Norwegian Krone                           3,090    0.7369       3,077
Swedish Krone                             3,057    0.6870       3,044
Danish Krone                              2,870    0.7939       2,873
Irish Punt                                1,622    7.7801       1,617
All Others                                  389      -            389
                                    ------------          ------------
                                        $55,809               $55,504

Forward Contracts to Sell
Foreign Currencies for Irish Punts:

Netherlands Guilder                      $4,833    2.8992      $4,868
United States Dollar                      4,200    1.4611       4,184
                                    ------------          ------------
                                         $9,033                $9,052

                                    ------------          ------------
Total Contracts Outstanding
   at January 2, 1998:                  $64,842               $64,556
                                    ============          ============


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors and the Consolidated Financial
Statements and Notes thereto on pages 26 through 41 of the Annual Report are incorporated herein by reference. They are also included in Exhibit 13, as filed with the SEC.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required, except for information relating to the executive officers of the registrant which appears at the end of Part I above, is incorporated herein by reference to the section entitled "Election of Directors" in the registrant's Proxy Statement (the "Proxy Statement") dated March 10, 1999.


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

The following Consolidated Financial Statements of Tellabs, Inc., and Subsidiaries, included in registrant's Annual Report to Stockholders for the year ended January 1, 1999, were previously incorporated by reference in Item 8:

     Report of Independent Auditors

     Consolidated Balance Sheets: January 1, 1999 and January 2, 1998

     Consolidated Statements of Earnings: Years ended January 1, 1999, January 2, 1998 and December 27, 1996

     Consolidated Statements of Stockholders' Equity: Years ended January 1, 1999, January 2, 1998, and December 27, 1996

     Consolidated Statements of Cash Flows: Years ended January 1, 1999, January 2, 1998 and December 27, 1996

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

(b) The Registrant filed a report on Form 8-K on December 14, 1998, with respect to the agreement to supply Sprint Corporation with the Registrant's AN2100 Gateway Exchange system.

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


                                   19
     Exhibits: (Continued)

     10.1 Tellabs, Inc. Deferred Compensation Plan, as amended and its related trust, as amended (amendment filed herewith) 6/
     10.2  1981 Incentive Stock Option Plan, as amended and restated 1/
     10.3  1984 Incentive Stock Option Plan, as amended and restated 1/
     10.4 1986 Non-Qualified Stock Option Plan, as amended and restated 1/
     10.5 1987 Stock Option Plan for Non-Employee Corporate Directors, as amended and restated 1/
     10.6  1989 Stock Option Plan, as amended and restated 1/
     10.7  Employee Quality Stock Award Program 2/
     10.8  Form of Employment Agreement 3/
     10.9  1991 Stock Option Plan, as amended and restated 1/
     10.10 Description of Split-Dollar Insurance Arrangement with the Michael J. Birck Irrevocable Trust 3/
     10.11 1994 Stock Option Plan 4/
     10.12 Tellabs, Inc. Stock Bonus Plan for Former Employees of Steinbrecher Corporation 8/
     10.13 Tellabs, Inc. Stock Bonus Plan for Former Employees of TRANSYS Networks Inc. 10/
     10.14 Tellabs, Inc. Stock Bonus Plan for Former Employees of International Business Machines Corporation 10/
     10.15 Severance Arrangement for John E. Vaughan 9/
     10.16 Restricted Stock Award for John E. Vaughan 9/
     10.17 1998 Stock Option Plan 12/
     10.18 Tellabs, Inc. Stock Bonus Plan for Former Employess of Switched Network Technologies, Inc.
     13.   Annual Report to Stockholders
     16.   Letter Re: Change in Certifying Accountant 7/
     21.   Subsidiaries of the Registrant
     23.   Consent of Independent Auditors - Ernst & Young LLP
     23.1  Consent of Independent Auditors - Grant Thornton LLP
     27.   Financial Data Schedule

Exhibits 10.1 through 10.18 are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) hereof.

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

8/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 28, 1996 (File No. 0-9692).
9/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 27, 1997 (File No. 0-9692).
10/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 27, 1996 (File No. 0-9692).
11/ Incorporated by reference from Tellabs, Inc. Form 8-K Current Report filed on or about February 20, 1998 (File No. 0-9692).
12/ Incorporated by reference from Tellabs, Inc. Definitive Proxy Statement filed on or about March 16, 1998 (File No. 0-9692).

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TELLABS, INC.

March 29, 1999               By  /s Michael J. Birck
Date                                President and Chief
                                    Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                           DATE

/s Michael J. Birck        President and Director         March 29, 1999
                           (Principal Executive
                           Officer)

/s Peter A. Guglielmi      Executive Vice President       March 29, 1999
                           (Principal Financial
                           Officer) and Director

/s Robert E. Swininoga     Vice President (Principal      March 29, 1999
                           Accounting Officer)

/s Brian J. Jackman        Director                       March 29, 1999


/s John D. Foulkes         Director                       March 29, 1999


/s Frederick A. Krehbiel   Director                       March 29, 1999


/s Stephanie Pace Marshall Director                       March 29, 1999


/s William F. Souders      Director                       March 29, 1999


/s Jan H. Suwinski         Director                       March 29, 1999

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Tellabs, Inc.

We have audited the consolidated financial statements of Tellabs, Inc.
and Subsidiaries as of January 1, 1999, and January 2, 1998, and for the years then ended, and have issued our report thereon dated January 20, 1999. Our audit also included the financial statement schedule listed in the Index at Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. The consolidated financial statements and financial statement schedule of Tellabs, Inc. and Subsidiaries for the year ended December 27, 1996, were audited by other auditors whose report dated January 15, 1997, expressed an unqualified opinion on those statements and schedule.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s Ernst & Young LLP

Ernst & Young LLP
Chicago, Illinois
January 20, 1999


                          TELLABS, INC.  AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended January 1, 1999, January 2, 1998, and December 27, 1996

                          (In Thousands)

                                      Additions
                          Balance at charged to               Balance
                          beginning   costs and   Deduc-       at end
                            of year    expenses tions (A)     of year
                          ---------   --------- ---------     -------
1998
Allowance for
doubtful receivables         $3,440      $7,572      $303     $10,709
                             ======                            ======
1997
Allowance for
doubtful receivables         $3,682      $1,494    $1,736      $3,440
                             ======                            ======
1996
Allowance for
doubtful receivables         $2,317      $2,157      $792      $3,682
                             ======                            ======

NOTE:
(A) - Uncollectible accounts charged off, net of recoveries.

                    EXHIBIT INDEX

Exhibit 10.1        Amendment to Tellabs, Inc. Deferred Compensation Plan
Exhibit 10.18       Tellabs, Inc. Stock Bonus Plan for Former Employees of
                     Switched Network Technologies, Inc.
Exhibit 13          Annual Report to Stockholders
Exhibit 21          Subsidiaries of the Registrant
Exhibit 23          Consent of Independent Auditors - Ernst & Young LLP
Exhibit 23.1        Consent of Independent Auditors - Grant Thornton LLP
Exhibit 27          Financial Data Schedule