Form 10-Q
period 1999-04-02
TELLABS INC
filed 1999-05-17
CIK 317771

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the quarterly period ended April 2, 1999

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                      Commission File Number	0-9692
                                            	------
                               TELLABS, INC.
       ---------------------------------------------------------
        (Exact name of registrant as specified in its charter)

              Delaware                         36-3831568
       -------------------------          ----------------------
        (State of Incorporation)      (I.R.S. Employer Identification No.)

     4951 Indiana Avenue, Lisle, Illinois              60532
     ------------------------------------           ------------
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

                  None                      N/A
            -------------------          ---------

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

                    YES  [X]               NO[ ]

   On April 2, 1999, 391,541,124 common shares of Tellabs, Inc. were outstanding.

                             TELLABS, INC.

                                 INDEX







     PART I.        FINANCIAL INFORMATION


     Item 1.        Financial Statements:

                     Condensed Consolidated Comparative
                     Statements of Earnings

                     Condensed Consolidated Comparative
                     Balance Sheets

                     Condensed Consolidated Comparative
                     Statements of Cash Flow

                     Notes to Condensed Consolidated Comparative
                     Financial Statements

     Item 2.        Management's Discussion and Analysis


     PART II.       OTHER INFORMATION

     Item 4.        Submission of Matters to a Vote of Security Holders

     Item 6.        Exhibits and Reports on Form 8-K


     SIGNATURE

                                 TELLABS, INC.
          CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                   Three Months Ended
                                                 April 2,       April 3,
                                                   1999           1998
                                                ---------      ---------
(In thousands, except per-share data)

Net Sales                                       $469,651       $327,502
Cost of sales                                    194,010        138,346
                                                ---------      ---------
     Gross Profit                                275,641        189,156

Operating expenses
 Marketing, general and administrative            66,452         48,474
 Research and development                         62,112         43,306
 Goodwill amortization                             1,473          1,476
                                                ---------      ---------
                                                 130,037         93,256

     Operating Profit                            145,604         95,900

Other income (expense)
 Interest income                                   7,323          4,039
 Interest expense                                   (156)           (85)
 Other                                               886          1,248
                                                ---------      ---------
                                                   8,053          5,202

Earnings Before Income Taxes                     153,657        101,102
Income taxes                                      49,939         32,858
                                                ---------      ---------
   Net Earnings                                 $103,718        $68,244
                                                =========      =========

Earnings per Share                              $   0.27       $   0.19
                                                =========      =========
Earnings per Share, Assuming Dilution           $   0.26       $   0.18
                                                =========      =========

Average number of common shares outstanding      390,090        363,745
                                                =========      =========
Average number of common shares outstanding,
   assuming dilution                             401,365        373,894
                                                =========      =========

The accompanying notes are an integral part of these statements.

                               TELLABS, INC.
            CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS

                                                      April 2,   January 1,
                                                       1999        1999
(Dollars in thousands)                              ----------- -----------
						                                              (Unaudited)
       Assets
Current assets
  Cash and cash equivalents                         $  300,771  $  234,718
  Investments in marketable securities                 510,464     407,927
  Accounts receivable, net                             381,354     480,620
  Inventories
   Raw materials                                        50,297      48,774
   Work in process                                      22,871      23,276
   Finished goods                                       61,937      50,374
                                                    ----------- -----------
                                                       135,105     122,424
  Other current assets                                   8,939       7,002
                                                    ----------- -----------
        Total Current Assets                         1,336,633   1,252,691
  Property, plant, and equipment                       410,869     413,891
   Less accumulated depreciation                       166,850     159,100
                                                    ----------- -----------
                                                       244,019     254,791
  Goodwill, net                                         51,446      55,559
  Intangibles and other assets, net                     81,645      64,550
                                                    ----------- -----------
Total Assets                                        $1,713,743  $1,627,591
                                                    =========== ===========
       Liabilities
Current Liabilities
  Accounts payable                                     $59,360     $63,083
  Accrued liabilities                                   89,223      81,927
  Income taxes                                          57,386      73,117
                                                    ----------- -----------
        Total Current Liabilities                      205,969     218,127

  Long-term debt                                         2,850       2,850
  Other long-term liabilities                           18,856      18,164
  Deferred income taxes                                 10,638      11,853

       Stockholders' Equity
  Preferred stock: authorized 5,000,000 shares of
   $.01 par value; no shares issued and outstanding          -           -
  Common stock: 500,000,000 shares of $.01 par
   value; 391,541,124 and 388,902,266 shares
   issued and outstanding                                3,915       1,945
  Additional paid-in capital                           230,204     192,612
  Accumulated other comprehensive income
   Cumulative translation adjustment                   (49,248)     (9,207)
   Unrealized net gains on
   available-for-sale securities                        17,974      20,423
                                                    ----------- -----------
  Total accumulated other comprehensive income         (31,274)     11,216
  Retained earnings                                  1,272,585   1,170,824
                                                    ----------- -----------
        Total Stockholders' Equity                   1,475,430   1,376,597
                                                    ----------- -----------
Total Liabilities and Stockholders' Equity          $1,713,743  $1,627,591
                                                    =========== ===========

The accompanying notes are an integral part of these statements.

                                TELLABS, INC.
         CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
                                (Unaudited)
                                                  For The Three Months Ended
                                                      April 2,    April 3,
                                                       1999        1998
                                                    ----------  ----------
(In thousands)
Operating Activities
Net earnings                                        $ 103,718   $  68,244
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
 Depreciation and amortization                         16,570      12,820
 Provision for doubtful receivables                     1,481         288
 Deferred income taxes                                 (1,813)        496
 Gain on the sale of investments                         (360)       (476)
Net changes in assets and liabilities:
 Accounts receivable                                   87,819      19,781
 Inventories                                          (14,495)     (6,240)
 Other current assets                                     495         780
 Long-term assets                                     (20,446)     (7,259)
 Accounts payable                                      (2,854)     (1,774)
 Accrued liabilities                                    8,830     (11,731)
 Income taxes                                           9,538      12,264
 Long-term liabilities                                    858         747
                                                    ----------- -----------
Net Cash Provided by Operating Activities             189,341      87,940

Investing Activities
 Acquisition of property, plant and equipment, net     (9,105)    (21,078)
 Payments for purchases of marketable securities     (212,158)   (103,602)
 Proceeds from sales and maturities of
  marketable securities                                92,662     105,041
                                                    ----------- -----------
Net Cash Used in Investing Activities                (128,601)    (19,639)

Financing Activities
 Common stock sold through stock option plans          13,164       4,199
                                                    ----------- -----------
Net Cash Provided by Financing Activities              13,164       4,199
Effect of Exchange Rate Changes on Cash                (7,851)     (3,519)
                                                    ----------- -----------
Net Increase in Cash and Cash Equivalents              66,053      68,981
Cash and Cash Equivalents at Beginning of Year        234,718     109,048
                                                    ----------- -----------
Cash and Cash Equivalents at End of Year            $ 300,771   $ 178,029
                                                    =========== ===========
Other Information
 Interest paid                                      $      86   $     109
 Income taxes paid                                  $  41,390   $  19,540


The accompanying notes are an integral part of these statements.

                                TELLABS, INC.
      NOTES TO CONDENSED CONSOLIDATED COMPARATIVE FINANCIAL STATEMENTS

1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the requirements of Form 10-Q and applicable rules of Regulation S-X and accordingly do not include all disclosures normally required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year. Accordingly, the financial statements and notes herein should be read in conjunction with the financial statements and related notes in the Company's Form 10-K for the year ended January 1, 1999.

In addition, certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation.

2.  Stock Split:

On April 21, 1999, the Board of Directors of Tellabs, Inc. (the "Company") declared a two-for-one stock split to stockholders of record on May 3, 1999, payable on May 17, 1999. All share and per share amounts have been restated for all periods presented to reflect the stock split.

3.  Comprehensive Income:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the Company to report foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities as components of other comprehensive income. SFAS No. 130 has no effect on the Company's earnings or total stockholders' equity. Comprehensive income for the first quarter of 1999 is $61,228,000 and $82,629,000 for the first quarter of 1998.

4.  Earnings Per Share Reconciliation:

The following table sets forth the computation of earnings per share:
  (In thousands, except per-share data)

                                                  Three Months Ended
                                                  April 2,  April 3,
	                                 	                 1999      1998
Numerator:                                        --------  --------

 Net earnings                                     $103,718  $ 68,244

Denominator:

 Denominator for basic earnings per share -
  weighted-average shares                          390,090   363,745

 Effect of dilutive securities:
  Employee stock options and awards                 11,275    10,149
                                                  --------  --------
 Denominator for diluted earnings per share -
  adjusted weighted-average shares
  and assumed conversions                          401,365   373,894
                                                  ========  ========
Earnings per share                                $   0.27  $   0.19
                                                  ========  ========
Earnings per share, assuming dilution             $   0.26  $   0.18
                                                  ========  ========

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Tellabs, Inc. started 1999 with its best first quarter in company history by setting first quarter records for sales, earnings and earnings per diluted share. Sales for the quarter ended April 2, 1999, were $469.7 million, earnings were $103.7 million and earnings per diluted share were $0.26 per share.

Sales for the quarter ended April 2, 1999, totaling $469.7 million, represented an increase of 43.4% over the Company's then-record sales set in the first quarter of fiscal year 1998. Sales of the Company's TITAN (a registered trademark of Tellabs Operations, Inc.) 5500/5500S digital cross-connect system drove the 45.9% growth in sales within the U.S. Sales of the TITAN 5500/5500S increased 45.8% compared to the first quarter of 1998. Sales of digital cross-connect systems overall for the first quarter of 1999 increased 48.9%. Sales outside the U.S. grew 37.3% when compared to the first quarter of 1998 primarily as the result of an increase in sales of the Company's MartisDXX (a trademark of Tellabs Oy) managed access and transport system which increased 21.2% compared to the same period in 1998. Digital echo canceller sales for the first quarter of 1999 also showed a significant improvement, increasing 42.0% compared to the same period last fiscal year, due in part to the addition of sales from Tellabs Virginia (formerly Coherent Communications Systems Corporation, which was acquired in the third quarter of 1998). Sales of the Company's CABLESPAN (a registered trademark of Tellabs Operations, Inc.) 2300 universal telephony distribution system, grew nearly nine times over its first quarter of 1998 sales level.

Gross margin as a percentage of sales for the first quarter of 1999 was 58.7% compared to 57.8% for the same period last fiscal year. The increase in gross margin percentage for the first quarter of 1999 is attributable mainly to greater efficiencies realized by the Company's manufacturing operations. Starting in 1999, the company has included costs related to the generation of customer service revenue as part of "Cost of Sales". In prior years, these expenses were reported in "Operating Expenses". For comparability purposes, fiscal year 1998 information has been adjusted to conform with the new treatment.

Operating expenses for the first quarter of 1999 grew $36.8 million compared to the same period in 1998. As a percentage of sales, operating expenses decreased to 27.7% compared to 28.5% for the first quarter of 1998. Marketing and general and administrative costs for the first quarter of 1999 grew $18.0 million, while decreasing as a percentage of sales to 14.1% compared to 14.8% in the first quarter of 1998. The growth in marketing and general and administrative spending was caused by the addition of sales and support staff and infrastructure necessary to maintain the current level of business growth. Research and development expenses for the first quarter of 1999 increased $18.8 million and remained a consistent 13.2% of sales.

Other income for the first quarter of fiscal year 1999 was $8.1 million compared to $5.2 million in the first quarter of 1998. Interest income for the first quarter of 1999 totaled $7.3 million, an increase of 81.3% over last year's first quarter. The growth in interest income was due primarily to higher average cash balances.

The effective tax rate was approximately 32.5 percent for the first quarter of both fiscal year 1999 and fiscal year 1998. Overall, the Company's 1999 and 1998 effective tax rates reflect the benefits of lower foreign tax rates as compared to the U.S. Federal statutory rate.

Earnings for the first quarter of 1999 totaled $103.7 million, an increase of 52.0% over earnings in the first quarter of 1998. Earnings per diluted share were $0.26 per share compared to $0.18 for the same period last year. The growth in both earnings and earnings per diluted share is attributable to the Company's ability to generate substantial sales growth while maintaining costs at a relatively consistent percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company's overall liquidity position continues to remain strong. Cash and cash equivalents totaled $300.8 million at April 2, 1999, an increase of 28.1% compared to the January 1, 1999 level. The increase in cash and cash equivalents was primarily due to cash generated from operations of $189.3 million resulting from record first quarter 1999 earnings and strong collections of fourth quarter 1998 sales. Strong collections of outstanding accounts receivable balances helped drive a decrease in days sales in receivables outstanding to 73.8 days at April 3, 1999, compared to 83.9 days at January 1, 1999.

Net cash used in investing activities for the first quarter of fiscal year 1999 totaled $128.6 million. The majority of these funds were used to increase the Company's investment in its short-term marketable securities portfolio raising the balance to $510.5 million, 25.1% above the 1998 year end balance. Also, during the first quarter of 1999, the Company invested $9.1 million in property, plant and equipment as a result of its continued efforts to expand its manufacturing and research and development capabilities.

The inventory balance at April 3, 1999, grew $12.7 million from the balance at the end of 1998. Despite the growth in the inventory balance, inventory turns improved to 6.0 times from 5.3 times at January 1, 1999. Intangibles and other assets increased $17.1 million during the first quarter of 1998 due to additional investments in new technologies, mostly through licensing arrangements and software purchases.

Net working capital grew $96.1 million during the first quarter of fiscal year 1999 to its current level of $1,130.7 million. The Company's current ratio at April 2, 1999 was 6.5 to 1 compared to 5.7 to 1 at January 1, 1999. The increase in net working capital is due primarily to growth in cash equivalents, short-term investments and inventories, which was partially offset by lower accounts receivable balances. Management believes the current level of working capital is adequate to meet the Company's normal operating needs both now and in the foreseeable future. Sufficient resources exist to support the Company's growth either through currently available cash, through cash generated from future operations, or through short-term or long-term financing.

YEAR 2000 READINESS

The Company continues to address its readiness for Year 2000 issues. At the end of the first quarter of 1999, the Company believes, based on its test plans, all products currently available for sale are Year 2000 ready. Some older versions of software for some products are not Year 2000 ready; however, current software releases for such products are Year 2000 ready. Some products still in use by customers utilize older software versions. The Company does not believe this issue will have a material effect on the Company. The Company's critical information technology (IT) systems and non-IT systems were not fully compliant but are expected to be compliant by August 1999. Potentially non-compliant systems consist only of non-critical systems. Based on its efforts to date, the Company has not incurred any material costs and does not expect to incur any future material costs in addressing the Year 2000 issue related to either its products or its systems, both IT and non-IT. The Company currently believes that the most reasonably likely worst-case scenario that could result from its potential non-compliance will be limited to minor personnel productivity inefficiencies caused by the need for alternative processes and procedures rather than systematic or long-term problems affecting its business operations as a whole.

The Company has devoted and will continue to devote the resources necessary to ensure that all Year 2000 issues are properly addressed. However, there can be no assurance that all Year 2000 issues are detected. The Company has been surveying significant customers, suppliers and other third parties to determine their year 2000 compliance status. To date, based on its results, the Company believes that no material Year 2000 issues exist with a third party. However, there is still uncertainty surrounding the broader effect of the Year 2000 issue on the Company and its significant third parties. For example, failure of public utilities, government agencies and other providers of infrastructure services could cause disruptions in the Company's normal operations in the areas affected. The Company is currently in the process of developing contingency plans designed to mitigate any potential business interruptions that could arise from Year 2000 related issues.

Actual outcomes and results could be affected by other factors, including, but not limited to, the continued availability of skilled personnel, cost control, the ability to locate and remedy software code problems, critical suppliers and subcontractors meeting their commitments to be Year 2000 ready, and timely actions by customers. The most current information about Year 2000 readiness for Tellabs' products is available on our web site at www.tellabs.com.

Forward-Looking Statements

Except for historical information, the matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. Such risks and uncertainties include, but not are not limited to, economic conditions; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment; Year 2000 readiness; facility construction and start-ups; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to the synergies, charges, and expenses associated with business combinations and other transactions; and other risks that may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company's actual future results could differ materially from those discussed here. The Company undertakes no obligation to revise or update these forward-looking statements.

                      PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on
     April 21, 1999. At this meeting Brian J. Jackman, Stephanie Pace Marshall, and William F. Souders were re-elected as directors. These directors were elected for a term of office expiring at the Company's Annual Meeting in 2002. In addition, the following directors are continuing in office for the terms indicated:
     John A. Foulkes, Peter A. Guglielmi, and Jan H. Suwinski for terms expiring at the Company's Annual Meeting of Stockholders in 2000, and Michael J. Birck and Frederick A. Krehbiel for terms expiring at the Company's Annual Meeting of Stockholders in 2001.

     Set forth below is a separate tabulation of the votes cast for and votes withheld with respect to each nominee for director elected at this meeting:


				                            Votes		       Votes
     Director			                For		         Withheld
     --------           	       -----         --------
     Brian J. Jackman   	       171,513,645   795,166
     Stephanie Pace Marshall   	171,464,303  	844,508
     William F. Souders 	       171,502,994  	805,817



ITEM 6.  Exhibits and Reports on Form 8-K

     (A) Exhibits:

               Exhibit 27   - Financial Data Schedule
	              Exhibit 27.1 - Restated Financial Data Schedule 04/03/98

     (B) Reports on Form 8-K:

               The Registrant filed a report of Form 8-K on April 22, 1999, to announce a three-for-two stock split to stockholders of record on May 3, 1999, along with other matters.

               The Registrant also filed its First Quarter 1999 Report to Stockholders on Form 8-K on April 29, 1999.

                              SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TELLABS, INC.
                                      ----------------
                                        (Registrant)



                                    /s Robert E. Swininoga
                                    -----------------------
                                     Robert E. Swininoga
                                     Vice President and
                                     Principal Accounting Officer



May 14, 1999
--------------
(Date)

				EXHIBIT INDEX
				-------------

Item No.	 Description
--------	 -----------
Ex. 27		  Financial Data Schedule for April 2, 1999
Ex. 27.1	 Restated Financial Data Schedule for April 3, 1998