Form 10-Q
period 1999-07-02
TELLABS INC
filed 1999-08-12
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                         to

Commission file Number: 0-9692

TELLABS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3831568
(State of Incorporation)	(I.R.S. Employer Identification No.)

4951 Indiana Avenue, Lisle, Illinois	60532
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 378-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X           NO___

Common Shares, $.01 Par Value - 392,275,349 shares outstanding on July 2, 1999.

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

SIGNATURE

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF EARNINGS
(Unaudited)

	Three		Six
	Months Ended		Months Ended
(In thousands, except per-share data)	7/2/99	7/3/98	7/2/99	7/3/98
Net Sales	$540,400	$387,719	$1,010,051	$715,221
Cost of sales	210,798	161,596	404,808	299,942
Gross Profit	329,602	226,123	605,243	415,279

Operating expenses
Marketing, general and administrative	79,572	52,707	146,024	101,181
Research and development	69,187	47,919	131,299	91,225
Asset impairment	-	24,793	-	24,793
Goodwill amortization	1,427	1,374	2,900	2,850
	150,186	126,793	280,223	220,049

Operating Profit	179,416	99,330	325,020	195,230

Other income (expense)
Interest income	8,792	4,710	16,115	8,749
Interest expense	(200)	(76)	(356)	(161)
Other	(1,239)	72,395	(353)	73,643
	7,353	77,029	15,406	82,231

Earnings Before Income Taxes	186,769	176,359	340,426	277,461
Income taxes	58,997	57,317	108,936	90,175
Net Earnings	$127,772	$119,042	$231,490	$187,286

Earnings per Share	$0.33	$0.33	$0.59	$0.51
Earnings per Share, Assuming Dilution	$0.32	$0.32	$0.58	$0.50

Average number of common shares
outstanding	392,023	364,781	391,056	364,263
Average number of common shares
outstanding, assuming dilution	403,370	374,963	402,367	374,429

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS

	July 2,	January 1,
	1999	1999
(In thousands, except share amounts)	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$ 254,617	$ 234,718
Investments in marketable securities	617,595	407,927
Accounts receivable, net	458,752	480,620
Inventories
Raw materials	49,216	48,774
Work in process	23,574	23,276
Finished goods	60,029	50,374
	132,819	122,424
Other current assets	2,747	7,002
Total Current Assets	1,466,530	1,252,691

Property, plant and equipment	423,564	413,891
Less: accumulated depreciation	176,652	159,100
	246,912	254,791
Goodwill, net	48,959	55,559
Intangibles and other assets, net	90,038	64,550
Total Assets	$ 1,852,439	$ 1,627,591

Liabilities
Current Liabilities
Accounts payable	$ 69,129	$ 63,083
Accrued liabilities	85,173	81,927
Income taxes	48,445	73,117
Total Current Liabilities	202,747	218,127

Long-term debt	2,850	2,850
Other long-term liabilities	19,321	18,164
Deferred income taxes	10,047	11,853

Stockholders' Equity
Preferred stock: authorized 5,000,000 shares of
$.01 par value; no shares issued and outstanding	-	-
Common stock: 500,000,000 shares of $.01 par
value; 392,275,349 and 388,902,266 shares
issued and outstanding	3,923	1,945
Additional paid-in capital	249,296	192,612
Accumulated other comprehensive income
Cumulative translation adjustment	(66,245)	(9,207)
Unrealized net gains on
available-for-sale securities	30,146	20,423
Total accumulated other comprehensive income	(36,099)	11,216
Retained earnings	1,400,354	1,170,824
Total Stockholders' Equity	1,617,474	1,376,597
Total Liabilities and Stockholders' Equity	$ 1,852,439	$ 1,627,591

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
(Unaudited)

	For the Six Months Ended
	July 2,	July 3,
(In thousands)	1999	1998
Operating Activities
Net earnings	$ 231,490	$ 187,286
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	35,807	25,645
Provision for doubtful receivables	2,140	2,950
Deferred income taxes	(1,034)	3,670
Gain on the sale of stock held as an investment	(415)	(74,126)
Asset impairment charge	-	24,793
Net changes in assets and liabilities:
Accounts receivable	4,677	(15,018)
Inventories	(13,057)	(13,066)
Other current assets	450	(2,398)
Long-term assets	(34,656)	(13,907)
Accounts payable	7,790	7,201
Accrued liabilities	4,042	(9,850)
Income taxes	14,288	30,043
Long-term liabilities	1,400	2,736
Net Cash Provided by Operating Activities	252,922	155,959

Investing Activities
Acquisition of property, plant and equipment, net	(27,375)	(37,291)
Payments for purchases of marketable securities	(439,972)	(227,384)
Proceeds from sales and maturities of
marketable securities	228,759	262,631
Net Cash Used in Investing Activities	(238,588)	(2,044)

Financing Activities
Common stock sold through stock option plans	17,865	6,301
Net Cash Provided by Financing Activities	17,865	6,301
Effect of Exchange Rate Changes on Cash	(12,300)	(1,775)
Net Increase in Cash and Cash Equivalents	19,899	158,441
Cash and Cash Equivalents at Beginning of Year	234,718	109,048
Cash and Cash Equivalents at End of Year	$ 254,617	$ 267,489

Other Information
Interest paid	$243	$151
Income taxes paid	$94,871	$54,598

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year. Accordingly, the financial statements and notes herein should be read in conjunction with the financial statements and related notes in the Form 10-K of Tellabs, Inc. ("Tellabs" or the "Company") for the year ended January 1, 1999.

In addition, certain reclassifications have been made in the 1998 financial statements to conform with the 1999 presentation.

2. New Accounting Pronouncements:

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivatives to be recorded on the balance sheet at fair value. As a result, SFAS No. 133 will not be effective for Tellabs until the year 2001. The Company is currently in the process of evaluating the impact of the reporting requirements of SFAS No. 133.

3. Stock Split:

On April 21, 1999, the Board of Directors of Tellabs declared a two-for-one stock split to stockholders of record on May 3, 1999, payable on May 17, 1999. All share and per-share amounts have been restated for all periods presented to reflect the stock split.

4. Comprehensive Income:

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the Company to report foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities as components of other comprehensive income. SFAS No. 130 has no effect on the Company's earnings or total stockholders' equity. Comprehensive income for the second quarter of 1999 was $122,947,000 and $33,330,000 for the second quarter of 1998. For the first six months of 1999, comprehensive income totaled $184,175,000 compared to $115,959,000 for the same period last year.

5. Earnings Per Share Reconciliation:

The following table sets forth the computation of earnings per share:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	1999	1998	1999	1998
Numerator:
Net earnings	$127,772	$119,042	$231,490	$187,286

Denominator:
Denominator for basic earnings per share- weighted-average shares	392,023	364,781	391,056	364,263

Effect of dilutive securities:
Employee stock options and awards	11,347	10,182	11,311	10,166
Denominator for diluted earnings per share- adjusted weighted-average and assumed conversions	403,370	374,963	402,367	374,429

Earnings per Share	$ 0.33	$ 0.33	$ 0.59	$ 0.51
Earnings per Share, assuming dilution	$ 0.32	$ 0.32	$ 0.58	$ 0.50

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Tellabs, Inc. set records both in sales and earnings for the quarter and six months ended July 2, 1999. Sales were $540.4 million for the second quarter of 1999, while earnings were $127.8 million. For the first six months of 1999, sales totaled $1,010.1 million, while earnings totaled $231.5 million.

Second Quarter 1999, Compared to Second Quarter 1998

Sales for the second quarter of 1999 totaled $540.4 million, an increase of 39.4% compared to the second quarter of 1998. This marks the 32nd consecutive quarter in which Tellabs' sales surpassed prior-year levels.

Sales of digital cross-connect systems increased 28.6%, with sales of the Company's TITAN (a registered trademark of Tellabs Operations, Inc.) 5500/5500s and TITAN 532L systems being the main drivers behind this growth. Sales of the Company's digital echo cancellers also showed significant growth, increasing over three times their 1998 levels, due in part to the addition of sales from Tellabs Virginia (formerly Coherent Communications Systems Corporation, which was acquired in the third quarter of 1998). Sales of the Company's CABLESPAN (a registered trademark of Tellabs Operations, Inc.) 2300 universal telephony distribution system continued to show improvement increasing over five times its 1998 sales level. Sales of the Company's MartisDXX (a trademark of Tellabs Oy) managed access and transport system (MartisDXX system) decreased 4.9% compared to the second quarter of 1998, due in small part to the negative translation effects related to the strengthening of the U.S. dollar. While sales of the Company's MartisDXX system did not meet expectations, Tellabs expects sales of this product to grow sequentially through the remainder of 1999.

Sales within the U.S. increased 45.5% for the second quarter of 1999 and accounted for 74.4% of total sales. The growth in U.S. sales for the quarter was driven primarily by sales of digital cross-connect systems. Sales outside the U.S. increased 24.2%, compared to the second quarter of 1998, and accounted for 25.6% of total sales. The growth in sales outside the U.S. resulted primarily from increased sales of the Company's digital echo cancellers.

Gross margin as a percentage of sales for the second quarter of 1999 was 61.0% compared to 58.3% for the second quarter of 1998. The increase in gross margin percentage can be attributed to the increased sale of higher margin products coupled with greater efficiencies realized by the Company's manufacturing operations. Starting in 1999, the Company has included costs related to the generation of customer service revenue as part of "Cost of sales". In prior years, these costs were reported in "Operating expenses". For comparability purposes, 1998 results have been restated to conform with the new accounting presentation.

Operating expenses for the second quarter of 1999 totaled $150.2 million. Operating expenses for the second quarter of 1998 included a one-time write-off of $24.8 million related to assets of the Company's Wireless Systems Division that were determined to be impaired. Excluding this charge, operating expenses grew $48.2 million, or 47.2%. As a percentage of sales, excluding the impact of the asset impairment charge, operating expenses increased to 27.8% compared to 26.3% in the second quarter of 1998. Marketing and general and administrative charges increased 51.0%, as a result of the growth in sales and support staff necessary to maintain the current levels of business growth, coupled with the addition of Tellabs Virginia costs. Research and development expenses increased 44.4%, while remaining a relatively consistent percentage of sales.

Other income for the second quarter of 1999 was $7.4 million compared to $77.0 million for the second quarter of 1998. Other income for the second quarter of 1998 included a gain of $73.4 million on the sale of stock held as an investment and the settlement of related hedge contracts. Excluding the 1998 investment gain, other income for the second quarter of 1999 increased $3.7 million compared to the adjusted 1998 total. This growth in other income is mainly attributable to higher interest income, which resulted from higher average cash balances.

The effective tax rate was approximately 31.6% for the second quarter of 1999, compared to 32.5% for the second quarter of 1998. The decrease in the effective tax rate for 1999 is primarily due to foreign tax rate benefits. Overall, the Company's 1999 and 1998 effective tax rates reflect the benefits of the lower foreign tax rates as compared to the U.S. federal statutory rate.

Six Months Ended July 2, 1999, Compared to Six Months Ended July 3, 1998

Sales for the first six months of 1999 totaled $1,010.1 million, an increase of 41.2% compared to the first six months of 1998. Sales of Tellabs' digital cross-connect systems, in particular the TITAN 5500/5500s and TITAN 532L systems increased 37.4%, fueling the overall growth in sales. Sales of MartisDXX systems posted a 6.1% increase over the comparable period the year before. Digital echo canceller sales increased significantly by more than doubling over prior year results, due in large part to sales by Tellabs Virginia. Sales of the Company's CABLESPAN 2300 universal telephony distribution system and revenues from the Company's customer service activities also showed notable gains, resulting in both of these areas becoming a greater source of revenue to the Company.

Sales within the U.S. for the first six months of 1999 increased 45.8% compared to sales for the first six months of 1998 due primarily to higher digital cross-connect system sales. Sales outside the U.S. for the first six months of 1999 increased 30.0% over the same period last year due primarily to increased sales of the Company's digital echo cancellers.

Gross margin as a percentage of sales for the first six months of 1999 was 59.9% compared to 58.1% for the first six months of 1998. The increase in gross margin percentage is attributable to a more favorable product mix in 1999 along with efficiencies realized by the Company's manufacturing operations. Starting in 1999, the Company has begun reporting costs related to customer service revenue generating activities as part of "Cost of sales". In prior years, these costs were reported as part of "Operating expenses". For comparability purposes, 1998 results have been restated to conform with the 1999 accounting presentation.

Operating expenses for the first six months of 1999 totaled $280.2 million and accounted for 27.7% of sales. Operating expenses, in 1998, included a one-time charge of $24.8 million for the write-off of assets related to the Company's Wireless Systems Division that were determined to be impaired. Excluding the effects of the 1998 asset impairment charge, operating expenses increased 43.5% compared to the same period in 1998. Marketing and general and administrative charges increased 44.3% due mainly to the addition of sales and support staff necessary to maintain the current levels of business growth, coupled with the inclusion of Tellabs Virginia costs. Research and development expenses for the first six months of 1999 increased 43.9% compared to the same period last year, while remaining relatively consistent as a percentage of sales.

Other income for the first six months of 1999 totaled $15.4 million compared to $82.2 million for the first six months of 1998. Other income in 1998 included a gain of $73.4 million related to the sale of stock held as an investment and the related hedge contracts. Excluding this gain, other income for the first six months of 1999 increased 73.9% over the adjusted 1998 results. This increase in other income is attributable primarily to the growth in interest income, which resulted from higher average cash balances available for investment in 1999.

The effective tax rate for the first six months of 1999 was approximately 32.0%, compared to 32.5% for the same period last year. The decrease in the effective tax rate for 1999 is primarily due to foreign tax rate benefits. Overall, the Company's 1999 and 1998 effective tax rates reflect the benefits of the lower foreign tax rates as compared to the U.S. federal statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Tellabs' liquidity position continued to strengthen during the first six months of 1999. Cash and cash equivalents increased $19.9 million to the July 2, 1999 total of $254.6 million. The increase in cash and cash equivalents was due primarily to cash generated from operations of $252.9 million, coupled with cash generated from stock options exercised totaling $17.9 million. These cash inflows were partially offset by cash used in investing activities of $238.6 million.

Cash generated from operations resulted principally from record earnings of $231.5 million, which included non-cash charges of $36.5 million. The balance of accounts receivable, less allowances, decreased $21.9 million, during the first six months of 1999, primarily as a result of collections of strong fourth quarter 1998 sales. Days sales in receivables outstanding was 77.3 days at July 2, 1999, compared to 83.9 days at the end of 1998.

During the first six months of 1999, the inventory balance increased $10.4 million, to its July 2, 1999, total of $132.8 million. Despite the growth in the inventory balance, inventory turns improved to 6.3 times at July 2, 1999, compared to 5.3 times at January 1, 1999. The balance of intangibles and other assets also grew during 1999, increasing $25.5 million, primarily as a result of additional investments in new technologies, mainly through licensing arrangements and software purchases.

Net cash used in investing activities for the first six months of 1999 totaled $238.6 million. The majority of the cash was used to fund purchases for the Company's short-term investment portfolio, which totaled $617.6 million at July 2, 1999. Since January 1, 1999, the Company's short-term investment portfolio has increased $209.7 million. The Company also invested $27.4 million in property, plant and equipment as part of the ongoing expansion of its manufacturing and support facilities, coupled with the continued purchase of new research and development equipment.

During the first six months of 1999, working capital increased to $1,263.8 million, compared to $1,034.6 million at the end of 1998. The Company's current ratio was 7.2 to 1 at July 2, 1999, compared to 5.7 to 1 at January 1, 1999. The increase in working capital is due mainly to the growth in the Company's cash and cash equivalents and short-term investments, as well as the reduction of accrued income taxes, which were partially offset by a reduction in receivables. Management believes the current level of working capital is adequate to meet the Company's normal operating needs both now and in the foreseeable future. Sufficient resources exist to support the Company's growth either through currently available cash, through cash generated from future operations, or through short-term or long-term financing.

During the second quarter of 1999, Tellabs announced plans to acquire Alcatel's DSC Communications businesses in Europe, including their research, development and manufacturing resources. On July 30, 1999, Tellabs completed the acquisition paying approximately $110.0 million in cash. The transaction will be accounted for as a purchase. Tellabs also announced, during the second quarter of 1999, its agreement to acquire NetCore Systems, Inc., in an all-stock transaction valued at approximately $575.0 million. This transaction will be accounted for as a pooling of interests. Tellabs expects to complete the NetCore Systems, Inc. acquisition during the third quarter of 1999.

YEAR 2000 READINESS

The Company continues to address its readiness for Year 2000 issues. At the end of the second quarter of 1999, the Company believes, based on its test plans, all products currently available for sale are Year 2000 ready. Some older versions of software for some products are not Year 2000 ready; however, current software releases available for sale for such products are Year 2000 ready. Some products still in use by customers utilize older software versions. The Company does not believe this issue will have a material effect on the Company. The Company's critical information technology (IT) systems and non-IT systems were not fully compliant but are expected to be compliant by September 1999. Potentially non-compliant systems consist only of non-critical systems. Based on its efforts to date, the Company has not incurred any material costs and does not expect to incur any future material costs in addressing the Year 2000 issue related to either its products or its systems, both IT and non-IT. The Company currently believes that the most reasonably likely worst-case scenario that could result from its potential non-compliance will be limited to minor personnel productivity inefficiencies caused by the need for alternative processes and procedures rather than systematic or long-term problems affecting its business operations as a whole.

The Company has devoted and will continue to devote the resources necessary to ensure that all Year 2000 issues are properly addressed. However, there can be no assurance that all Year 2000 issues are detected. The Company has been surveying significant customers, suppliers and other third parties to determine their Year 2000 compliance status. To date, based on responses received, the Company believes that no material Year 2000 issues exist with a third party. However, there is still uncertainty surrounding the broader effect of the Year 2000 issue on the Company and its significant third parties. For example, failure of public utilities, government agencies and other providers of infrastructure services could cause disruptions in the Company's normal operations in the areas affected. The Company is currently in the process of developing contingency plans designed to mitigate any potential business interruptions that could arise from Year 2000 related issues.

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

FORWARD-LOOKING STATEMENTS

Except for historical information, the matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. Such risks and uncertainties include, but are not limited to, economic conditions; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment; Year 2000 readiness; facility construction and start-ups; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to the synergies, charges, and expenses associated with business combinations and other transactions; and other risks that may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company's actual future results could differ materially from those discussed here. The Company undertakes no obligation to revise or update these forward-looking statements.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits:

     Exhibit 27 - Financial Data Schedule July 2, 1999

     Exhibit 27.1 - Restated Financial Data Schedule July 3, 1998

(B) Reports on Form 8-K:

     The Registrant filed a report on Form 8-K on July 7, 1999, prior to the filing of this report, to announce an agreement to acquire NetCore Systems, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       TELLABS, INC.
                     (Registrant)

                             /s Robert E. Swininoga
                           Robert E. Swininoga
                        Vice President and
                                      Principal Accounting Officer

August 12, 1999
(Date)

EXHIBIT INDEX

Exhibit Number	Description
27	Financial Data Schedule - July 2, 1999
27.1	Restated Financial Data Schedule - July 3, 1998