Form 10-Q
period 1999-10-01
TELLABS INC
filed 1999-11-10
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1999

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

YES   X           NO___

Common Shares, $.01 Par Value - 402,276,332 shares outstanding on October 1, 1999.

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

SIGNATURE

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF EARNINGS
(Unaudited)

	Three		Nine
	Months Ended		Months Ended
(In thousands, except per-share data)	10/1/99	10/2/98	10/1/99	10/2/98
Net Sales	$594,505	$428,387	$1,604,556	$1,182,877
Cost of sales	243,657	180,392	648,846	495,230
Gross Profit	350,848	247,995	955,710	687,647

Operating expenses
Marketing, general and administrative	75,522	57,828	225,135	168,992
Research and development	76,969	57,566	212,582	158,003
Goodwill amortization	1,902	1,363	4,802	4,326
Merger Costs	1,929	12,991	1,929	12,991
Asset Impairment	-	-	-	24,793
	156,322	129,748	444,448	369,105

Operating Profit	194,526	118,247	511,262	318,542

Other income (expense)
Interest income	8,865	7,300	25,327	17,657
Interest expense	(102)	(101)	(515)	(285)
Other	5,105	(3,853)	4,752	69,790
	13,868	3,346	29,564	87,162

Earnings Before Income Taxes	208,394	121,593	540,826	405,704
Income taxes	64,354	38,512	170,360	130,601
Net Earnings	$144,040	$83,081	$370,466	$275,103

Earnings per Share	$0.36	$0.21	$0.93	$0.70
Earnings per Share, Assuming Dilution	$0.35	$0.21	$0.90	$0.68

Average number of common shares
outstanding	401,807	395,300	400,459	394,100
Average number of common shares
outstanding, assuming dilution	413,323	404,912	412,001	404,349

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS

	October 1,	January 1,
	1999	1999
(In thousands, except share amounts)	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$ 250,060	$ 239,292
Investments in marketable securities	673,946	419,394
Accounts receivable, net	515,368	480,620
Inventories
Raw materials	70,261	48,774
Work in process	33,979	23,276
Finished goods	60,430	50,374
	164,670	122,424
Other current assets	6,575	7,143
Total Current Assets	1,610,619	1,268,873

Property, plant and equipment	566,302	415,771
Less: accumulated depreciation	242,598	159,684
	323,704	256,087
Goodwill, net	67,604	55,559
Intangibles and other assets, net	105,571	64,606
Total Assets	$ 2,107,498	$ 1,645,125

Liabilities
Current Liabilities
Accounts payable	$ 96,548	$ 63,953
Accrued liabilities	120,315	82,819
Income taxes	45,952	73,117
Total Current Liabilities	262,815	219,889

Long-term debt	3,319	3,349
Other long-term liabilities	20,254	18,164
Deferred income taxes	-	6,110

Stockholders' Equity
Preferred stock: authorized 5,000,000 shares of
$.01 par value; no shares issued and outstanding	-	-
Common stock: 500,000,000 shares of $.01 par
value; 402,276,332 and 397,406,554 shares
issued and outstanding	4,023	1,987
Additional paid-in capital	307,403	223,079
Accumulated other comprehensive income
Cumulative translation adjustment	(60,839)	(9,207)
Unrealized net gains on
available-for-sale securities	40,685	20,423
Total accumulated other comprehensive income	(20,154)	11,216
Retained earnings	1,529,838	1,161,331
Total Stockholders' Equity	1,821,110	1,397,613
Total Liabilities and Stockholders' Equity	$ 2,107,498	$ 1,645,125

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
(Unaudited)

	For the Nine Months Ended
	October 1,	October 2,
(In thousands)	1999	1998
Operating Activities
Net earnings	$ 370,466	$ 275,103
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	57,673	42,060
Provision for doubtful receivables	4,030	6,382
Deferred income taxes	(6,773)	1,073
Gain on the sale of stock held as an investment	(7,707)	(74,152)
Asset impairment charge	-	24,793
Merger costs	1,929	12,991
Net changes in assets and liabilities:
Accounts receivable	(20,777)	(24,630)
Inventories	(19,722)	(48,227)
Other current assets	(1,701)	599
Long-term assets	(47,441)	(31,405)
Accounts payable	27,606	8,644
Accrued liabilities	7,724	1,991
Income taxes	30,030	8,340
Long-term liabilities	1,923	2,751
Net Cash Provided by Operating Activities	397,260	206,313

Investing Activities
Acquisition of property, plant and equipment, net	(64,441)	(60,587)
Payments for purchases of marketable securities	(573,118)	(390,241)
Proceeds from sales and maturities of
marketable securities	346,717	337,281
Payments for acquisitions, net of
cash acquired	(110,264)	(12,991)
Net change in loan receivable	-	1,000
Net Cash Used in Investing Activities	(401,106)	(125,538)

Financing Activities
Proceeds from issuance of common stock	27,223	13,326
Proceeds from notes payable	-	768
Payments of notes payable	-	(163)
Net Cash Provided by Financing Activities	27,223	13,931
Effect of Exchange Rate Changes on Cash	(12,609)	3,636
Net Increase in Cash and Cash Equivalents	10,768	98,342
Cash and Cash Equivalents at Beginning of Year	239,292	136,690
Cash and Cash Equivalents at End of Year	$ 250,060	$ 235,032

Other Information
Interest paid	$284	$226
Income taxes paid	$144,044	$113,686

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

On August 30, 1999, Tellabs completed its merger with NetCore Systems, Inc., a developer of carrier-class integrated IP routing and ATM switching solutions. Tellabs exchanged approximately 8,868,000 shares of its common stock for all the outstanding preferred stock and common stock of the privately held NetCore Systems, Inc. The transaction was accounted for as a pooling of interests, and accordingly, the financial position, results of operations and cash flows of Tellabs have been restated as if NetCore had always been a part of Tellabs.

The Company has elected to retroactively restate all prior financial information to reflect the Company's August 1998 acquisition of Coherent Communications, Inc. ("Coherent") as a pooling of interests. As a result, the results of operations, financial position and cash flows of Coherent are now included in Tellabs consolidated financial information as if Coherent was always a part of Tellabs. The Coherent merger was previously accounted for as an immaterial pooling of interests, and accordingly, the results of operations and cash flows of Coherent had been included in the consolidated financial results of Tellabs subsequent to the date of acquisition.

2. Business Combinations

On July 30, 1999, Tellabs completed its acquisition of Alcatel's DSC Communications businesses in Europe, now known as Tellabs Denmark. The acquisition covers DSC Communications' European headquarters in Denmark, along with its business operations in Drogheda, Ireland; sales and support offices in England, India and Poland; and an interest in FIBCOM India Ltd., a joint venture with Indian Telephone Industries Ltd. in India. Tellabs Denmark is a provider of managed, high-speed transport solutions which operate in Synchronous Digital Hierarchy and dense wavelength-division multiplexing environments. The acquisition is being accounted for as a purchase, and accordingly, the results of operations of the acquired businesses are included in the consolidated operating results of Tellabs from the date of acquisition. The preliminary allocation of purchase price is as follows:

(in thousands)
Fair value of assets acquired	$122,324
Cost in excess of fair value	20,068
Liabilities assumed	31,534
Cash paid for acquisition	$110,858

The allocation of the purchase price is preliminary pending final valuation of the underlying assets and liabilities, as well as agreement on a final purchase price.

The total amount allocated to cost in excess of fair value is being amortized using the straight-line method over a period of seven years. Pro forma combined operating results prepared assuming the acquisition had occurred at the beginning of the quarter are not being presented since they would not differ materially from reported results.

3. Stock Split:

On April 21, 1999, the Board of Directors of Tellabs declared a two-for-one stock split to stockholders of record on May 3, 1999, payable on May 17, 1999. All share and per-share amounts have been restated for all periods presented to reflect the stock split.

4. Comprehensive Income:

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the Company to report foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities as components of other comprehensive income. SFAS No. 130 has no effect on the Company's earnings or total stockholders' equity. Comprehensive income for the third quarter of 1999 was $159,982,000 and $88,281,000 for the third quarter of 1998. For the first nine months of 1999, comprehensive income totaled $339,096,000 compared to $208,976,000 for the same period last year.

5. Earnings Per Share Reconciliation:

The following table sets forth the computation of earnings per share:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	1999	1998	1999	1998
Numerator:
Net earnings	$144,040	$83,081	$370,466	$275,103

Denominator:
Denominator for basic earnings per share- weighted-average shares	401,807	395,300	400,459	394,100

Effect of dilutive securities:
Employee stock options and awards	11,516	9,612	11,542	10,249
Denominator for diluted earnings per share- adjusted weighted-average and assumed conversions	413,323	404,912	412,001	404,349

Earnings per Share	$ 0.36	$ 0.21	$ 0.93	$ 0.70
Earnings per Share, assuming dilution	$ 0.35	$ 0.21	$ 0.90	$ 0.68

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Highlights

Tellabs, Inc. set records in sales, earnings and earnings per diluted share outstanding for both the quarter and nine months ended October 1, 1999. Sales for the third quarter of 1999 totaled $594.5 million, while earnings totaled $144.0 million and earnings per diluted share outstanding totaled $0.35. For the first nine months of 1999, sales were $1,604.6 million, earnings were $370.5 million and earnings per diluted share outstanding totaled $0.90.

In July 1999, Tellabs completed its acquisition of Tellabs Denmark in a transaction accounted for as a purchase. In August 1999, Tellabs completed its merger with NetCore in a transaction accounted for as a pooling of interests. For further information on these transactions refer to note 2., "Business Combinations" in the Notes to Condensed Consolidated Comparative Financial Statements

Third Quarter 1999, Compared to Third Quarter 1998

Sales for the third quarter of 1999 totaled $594.5 million, an increase of 38.8% over the same period last year. This marks the 33rd consecutive quarter in which sales have surpassed prior-year levels. Digital cross-connect system sales continued to lead the overall sales growth, increasing 43.1% over last year's third quarter, mainly due to robust TITAN® 5500/5500S and TITAN® 532L sales. Network access system sales also showed strong improvement, growing 50.7% over the comparable period in 1998. Digital echo canceller sales accounted for the majority of the growth in network access system sales increasing 26.1%. Sales of Tellabs' CABLESPAN™ 2300 universal telephony distribution system also showed significant growth, over its sales level in the third quarter of 1998. Managed digital network sales also posted a gain, increasing 20.9% over prior year's results. Included in the managed digital network sales for the third quarter of 1999 are Tellabs Denmark sales. MartisDXX™ managed access and transport system (MartisDXX system) sales, while not meeting expectations, still showed a slight improvement, increasing 3.4% over prior year's results. The Company also continued to see solid revenue growth resulting from the installation and testing of its systems.

From a geographic standpoint, sales within the U.S. increased 40.3%, primarily on the strength of digital cross-connect sales, and accounted for 68.5% of total sales. Sales outside the U.S. increased 35.5%, due mainly to strong digital echo canceller sales, and accounted for 31.5% of total sales.

Gross margin as a percentage of sales was 59.0% compared to 57.9% for the third quarter of 1998. The increase in gross margin percentage is attributable to increased efficiencies achieved by the Company's manufacturing operations.

Operating expenses for the third quarter of 1999 totaled $156.3 million compared to $129.7 million for the third quarter of 1998. During the third quarter of 1999, the Company incurred $1.9 million in costs related to its merger with NetCore. During the third quarter of 1998, the Company incurred $13.0 million in costs related to its merger with Coherent and the terminated merger with CIENA Corporation. Excluding these costs from the comparison, operating expenses for the third quarter of 1999 grew 32.2%. As a percentage of sales, excluding the impact of the 1998 merger costs, total operating expenses decreased to 26.0% of sales from 27.3% of sales in the third quarter of 1998. Marketing and general and administrative expenses for the third quarter of 1999 totaled $75.5 million, an increase of 30.6% over the same period last year. The growth in marketing and general and administrative expenses is due primarily to the increased staffing and facility expansion necessary to allow the Company to maintain its current level of business activity, coupled with the expenditures of Tellabs Denmark. Research and development expenses totaled $77.0 million for the third quarter of 1999, an increase of 33.7% compared to last year's third quarter. The increase in research and development spending is attributable to the Company's continued efforts to develop and bring new products to market, coupled with Tellabs Denmark spending.

Other income for the third quarter of 1999 totaled $13.9 million compared to $3.3 million for the third quarter of 1998. Included in other income is a gain of $6.9 million related to the sale of stock held as an investment by Tellabs during the third quarter of 1999. Excluding this gain, other income roughly doubled in comparison with the 1998 results, due mainly to lower foreign currency losses in the third quarter of 1999, coupled with higher interest income resulting from higher average cash levels.

The effective tax rate was approximately 30.9% for the third quarter of 1999 compared to 31.7% for the third quarter of 1998. The decrease in the effective tax rate for 1999 is primarily due to foreign tax rate benefits. Overall, the Company's 1999 and 1998 effective tax rates reflect the benefits of the lower foreign tax rates as compared to the U.S. federal statutory rate.

Nine Months Ended October 1, 1999, Compared to Nine Months Ended October 2, 1998

Sales for the nine months ended October 1, 1999 totaled $1,604.6 million, an increase of 35.6% compared to the first nine months of 1998. Digital cross-connect system sales accounted for the majority of the sales growth, increasing 39.4% over the comparable period last year, driven mainly by TITAN® 5500/5500S and TITAN® 532L sales. Network access systems demonstrated impressive growth, increasing 39.7% over the prior year's results primarily on the strength of digital echo canceller sales. Sales of Tellabs' CABLESPAN™ 2300 universal telephony distribution system also posted significant gains, increasing roughly 4.7 times over its relatively modest 1998 results. Sales of managed digital network systems increased 10.3% compared to the first nine months of 1998. Included in the managed digital network sales for 1999 are sales from Tellabs Denmark, which accounted for the majority of the increase. MartisDXX system sales, while not meeting expectations, showed a slight improvement over 1998 results, increasing 5.1%.

From a geographic standpoint, sales within the U.S. increased 41.9%, primarily on the strength of digital cross-connect system sales, and accounted for 72.2% of sales. Sales outside the U.S. increased 21.7%, primarily due to sales of the Company's digital echo cancellers, and accounted for 27.8% of sales.

Gross margin as a percentage of sales for the first nine months of 1999 was 59.6% compared to 58.1% for the same period last year. The increase in gross margin percentage is attributable to increased manufacturing efficiencies coupled with the sale of higher margin products.

Operating expenses for the nine months ended October 1, 1999, totaled $444.4 million compared to $369.1 million for the same period last year. Included in the 1999 operating expenses are merger costs of $1.9 million related to the merger with NetCore. Included in the 1998 operating expenses are an impairment charge of $24.8 million related to the write down of the assets of the Company's Wireless System Division and merger costs of $13.0 million relating to the merger with Coherent and the terminated merger with CIENA Corporation. Excluding the impairment charge and merger costs from the comparison, operating expenses for the first nine months of 1999 increased 33.6% over the comparable period last year. As a percentage of sales, excluding the impairment charge and merger costs, operating expenses decreased slightly when compared to prior year. Marketing and general and administrative costs totaled $225.1 million, an increase of 33.2% when compared to the first nine months of 1998. The growth in marketing and general and administrative expenditures is a result of the additional sales and support staff and facility expansion necessary to maintain the current levels of business growth, along with the additional costs of Tellabs Denmark. Research and development expenses for the first nine months of 1999 totaled $212.6 million, an increase of 34.5% when compared with 1998. The growth in research and development spending is a result of the Company's ongoing efforts to develop and bring new products to market, as well as the addition of Tellabs Denmark.

Other income for the first nine months of 1999 totaled $29.6 million compared with $87.2 million for the first nine months of 1998. Included in the 1999 results is a gain on the sale of stock held as an investment totaling $6.9 million. Included in the 1998 results is a gain on the sale of stock held as an investment and the settlement of related hedge contracts totaling $73.4 million. Excluding these gains, other income increased $8.8 million primarily due to growth in interest income resulting from higher average cash balances available for investment in 1999.

The effective tax rate for the first nine months of 1999 was approximately 31.5% compared to 32.2% for the same period last year. The decrease in the effective tax rate for 1999 is primarily due to foreign tax rate benefits. Overall, the Company's 1999 and 1998 effective tax rates reflect the benefits of the lower foreign tax rates as compared to the U.S. federal statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Tellabs' liquidity position continues to remain strong. Cash and cash equivalents increased $10.8 million to the October 1, 1999 total of $250.1 million. The increase in cash and cash equivalents is primarily due to cash generated from operations of $397.3 million, coupled with cash generated from the issuance of common stock, primarily from employee stock option exercises, totaling $27.2 million. These cash inflows were partially offset by cash used in investing activities of $401.1 million.

The balance of accounts receivable, less allowances, increased $34.7 million during the first nine months of 1999. The main driver behind this increase is the inclusion of the receivables obtained in the acquisition of Tellabs Denmark. Excluding these receivables, the balance of accounts receivable, less allowances, increased only $3.8 million during 1999. Days sales in receivables outstanding was approximately 79 days at October 1, 1999, compared to approximately 84 days at the end of 1998. Receivables acquired in the Tellabs Denmark acquisition had the effect of increasing days sales in receivables outstanding by almost three days.

The Company's inventory balance increased $42.2 million during 1999, primarily as a result of the inventory of Tellabs Denmark. Excluding the Tellabs Denmark inventory from the comparison, Tellabs inventory grew $6.5 million. Despite the growth in the inventory balance, inventory turns improved to 6.6 times at October 1, 1999, compared to 5.3 times at January 1, 1999. The balance of goodwill, intangible and other assets also grew during 1999, increasing $53.0 million. Included in this increase is the preliminary goodwill of $20.1 million resulting from the Tellabs Denmark acquisition. The remainder of the increase was a result of additional investments in new technologies, mainly through licensing arrangements and software purchases.

Tellabs used $401.1 million in cash for investing activities. The majority of the cash was used to fund additions to the Company's short-term investment portfolio, which grew $254.6 million during 1999 to its October 1, 1999 total of $673.9 million. The Company also used $108.3 million, net of cash received, in its acquisition of Tellabs Denmark. In addition, the Company spent $64.4 million on additions to property, plant and equipment as part of the ongoing expansion of its manufacturing and support facilities. Included in the property, plant and equipment spending were outlays for the purchase of 55 acres of land in Naperville, IL. The Company plans to begin constructing an 800,000 square-foot facility on this land in the spring of 2000. This facility, which is set for completion in the third quarter of 2001, will eventually serve as the site of the Company's corporate headquarters.

During the first nine months of 1999, working capital increased to $1,347.8 million compared to $1,049.0 million at January 1, 1999. The Company's current ratio was 6.1 to 1 at October 1, 1999, compared to 5.8 to 1 at January 1, 1999. Management believes the current level of working capital is adequate to meet the Company's normal operating needs, both now and in the foreseeable future. Sufficient resources exist to support the Company's growth either through currently available cash, through cash generated from future operations, or through short-term or long-term financing.

On October 29, 1999, the Company announced that it is acquiring select assets from DSP Software Engineering, Inc., a developer of digital signal processing software, for $35.0 million in cash. The assets are to be integrated into Tellabs existing products to allow the Company to offer voice-over IP backbone capability to service providers.

YEAR 2000 READINESS

The Company continues to address its readiness for Year 2000 issues. At the end of the third quarter of 1999, the Company believes, based on its test plans, all products currently available for sale are Year 2000 ready. Some older versions of software for some products are not Year 2000 ready; however, current software releases available for sale for such products are Year 2000 ready. Some products still in use by customers utilize older software versions. The Company does not believe this issue will have a material effect on the Company. The Company's critical information technology (IT) systems and non-IT systems are fully compliant. Potentially non-compliant systems consist only of non-critical systems, which are expected to be compliant by November 1999. Based on its efforts to date, the Company has not incurred any material costs and does not expect to incur any future material costs in addressing the Year 2000 issue related to either its products or its systems, both IT and non-IT. The Company currently believes that the most reasonably likely worst-case scenario that could result from its potential non-compliance will be limited to minor personnel productivity inefficiencies caused by the need for alternative processes and procedures rather than systematic or long-term problems affecting its business operations as a whole.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits:

     Exhibit 27 - Financial Data Schedule

     Exhibit 27.1 - Restated Financial Data Schedule 10/02/98

(B) Reports on Form 8-K:

     The Registrant filed its Second Quarter 1999 Report to Stockholders on Form 8-K on August 19, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       TELLABS, INC.
                     (Registrant)

                             /s Robert E. Swininoga
                           Robert E. Swininoga
                        Vice President and
                                      Principal Accounting Officer

November 10, 1999
(Date)

EXHIBIT INDEX

Exhibit Number	Description
27	Financial Data Schedule - October 1, 1999
27.1	Restated Financial Data Schedule - October 2, 1998