Form 10-K
period 1999-12-31
TELLABS INC
filed 2000-03-30
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                         to

Commission file Number: 0-9692

TELLABS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3831568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4951 Indiana Avenue, Lisle, Illinois	60532-1698
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 378-8800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common shares, with $0.01 par value
(Title of Class)

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   X           NO___

On February 21, 2000, 404,686,655 common shares of Tellabs, Inc., were outstanding, and the aggregate market value (based upon the closing sale price of the National Market System) of such shares held by nonaffiliates was approximately $23,143,220,426.

Documents incorporated by reference: Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999, are incorporated by reference into Parts I and II, and portions of the registrant's Proxy Statement dated March 8, 2000, are incorporated by reference into Part III.

PART I

ITEM I. BUSINESS

Tellabs, Inc., an Illinois corporation, began operations in 1975 and became publicly owned in 1980. During 1992, the Illinois corporation merged with and into Tellabs Operations, Inc., a wholly-owned subsidiary. As a result of the merger, Tellabs Operations, Inc., became a subsidiary of Tellabs, Inc., a Delaware corporation (with its subsidiaries, unless the context indicates otherwise, Tellabs or the Company). The Company designs, manufactures, markets and services data, voice and video transport, switching/routing and network access systems that are used worldwide by public telephone companies, long-distance carriers, alternate service providers, cellular and other wireless service providers, cable operators, government agencies, utilities, and business end-users.

In August 1998, the Company acquired Coherent Communication Systems, Inc. (Coherent), a developer, manufacturer, and marketer of voice-quality enhancement products for wireless, satellite-based, cable communication, and wireline telecommunications systems, in a transaction originally accounted for as an immaterial pooling of interests. Tellabs issued approximately 22,424,000 shares of its stock in exchange for all the outstanding common shares of Coherent.

In July 1999, the Company acquired Alcatel's DSC Communications businesses in Europe (now known as Tellabs Denmark) for $106.4 million in cash, in a transaction accounted for as a purchase. The acquisition covered DSC Communication's European headquarters in Denmark, along with its business operations in Drogheda, Ireland; sales and support offices in England, India and Poland; and an interest in FIBCOM India Ltd., a joint venture with Indian Telephone Industries. Tellabs Denmark is a provider of managed, high-speed transport solutions which operate in Synchronous Digital Hierarchy (SDH) and dense wavelength-division multiplexing (DWDM) environments.

In August 1999, the Company acquired NetCore Systems, Inc. (NetCore), a developer of carrier-class IP routing and ATM switching solutions, in a transaction accounted for as a pooling of interests. Tellabs issued approximately 8,868,000 shares of its common stock in exchange for all the outstanding common and preferred shares of NetCore.

Products provided by Tellabs include digital cross-connect systems, managed digital networks and network access systems. Digital cross-connect systems include the Company's TITAN® 5500/5500S and 5300 series of digital cross-connect systems. Managed digital networks include the FOCUS™ international-standard optical products obtained in the Tellabs Denmark acquisition and the Company's MartisDXX® integrated access and transport system (the MartisDXX system). Network access products include voice quality enhancement products such as echo cancellers; special service products (SSP) such as voice frequency products; and local access products such as the CABLESPAN® system. Products recently introduced or to be introduced include the AN2100® Gateway Exchange™ (GX) System (AN2100GX System), TITAN 6100 Optical Transport System, TITAN 6500 Multiservice Transport Switch, VERITY™ 3300 Voice Quality Enhancement System and the Everest™ 9500 Integrated Switch.

The Company's products are sold in the domestic and international marketplaces (under the Tellabs name and trademarks and under private labels) through the Company's field sales force and selected distributors to a major customer base. This base includes Regional Bell Operating Companies (RBOCs), independent telephone companies (ITCs), interexchange carriers (IXCs), local telephone administrations (PTTs), local exchange carriers (LECs), competitive local exchange carriers (CLECs), original equipment manufacturers (OEMs), cellular and other wireless service companies, cable operators, alternate service providers, internet service providers, system integrators, government agencies, and business end-users ranging from small businesses to Fortune 500 companies.

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

GLOBAL SYSTEMS AND TECHNOLOGIES

Digital Cross-Connect Systems

The TITAN product family consists of technologically-sophisticated digital cross-connect systems and network management platforms. These complex transmission systems are designed to meet or exceed domestic and international industry standards.

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

Telecommunication managers utilize the digital cross-connect systems to generate revenue or to reduce cycle time while minimizing capital and operating expense. Key applications include centralized and remote testing of transmission facilities, grooming of voice, data, and video signals, automated provisioning of new services, and restoration of failed facilities. All of the TITAN systems include a feature for monitoring facility performance, which reduces troubleshooting time in a complex network. The user can determine the early warnings of facility degradation rather than reacting to a network outage. The digital cross-connect systems also convert international to domestic transmission and signaling standards.

The TITAN systems vary in switching rate and facility interface speed. Tellabs offers the TITAN 5300 series of cross-connect systems that can interface facilities at STS-1, DS3, DS1, E1, DS0, and subrate levels, and can switch them at DS0 levels and below. The systems in this series allow modular non-service affecting growth with capacities ranging from 8 to 7,168 T1 equivalent ports.

Tellabs also offers the Company's flagship TITAN 5500 system which interfaces facilities at the DS1, DS3, STS-1 and fiber optic OC-N levels, and cross-connects them at levels of DS1/VT1.5 and above. The TITAN 5500 system is the first digital cross-connect system in the world to integrate optical (155 and 622 mb/s) equipment. A single TITAN 5500 system can carry the equivalent of 1,400,000 simultaneous Internet calls.

Digital cross-connect system products accounted for approximately 59%, 56% and 54% of sales for 1999, 1998, and 1997, respectively.

Managed Digital Networks

Since Tellabs' entry into the data communications marketplace in 1983, the Company has developed a comprehensive family of networking products to address the requirements and flexibility demanded by the users of communications services. Products within this group include the MartisDXX system and the FOCUS family of SDH transport and access networks.

The MartisDXX system is a complete managed access and transport network system designed for global telecommunications operators. The two main applications are business services and mobile network transport. In both cases, the powerful MartisDXX Manager Network Management System (NMS) provides end-to-end network and service management, including customer control of business services, to insure that multiple services, transmission protocols and network media are managed for optimum performance, service quality and cost efficiency.

The MartisDXX system provides operators with a migration path from the current time-division multiplexed (TDM) based service platforms to next-generation data communications access platforms through an integrating network and services management system. The MartisDXX system is currently deployed in more than 180 networks and 70 countries worldwide, providing intelligent transport for mobile services and multi-service platforms for a broad range of business services, including LAN interconnect, digital leased line, frame relay and PBX interconnection.

Tellabs' FOCUS family of SDH and DWDM optical transport and access solutions helps carriers build high-capacity backbone and access networks using fiber optics to offer new and differentiated services. The FOCUS range includes synchronous digital cross-connect systems, primary, terminal and add/drop multiplexers, together with element management systems. Together, these form complete managed network solutions for voice and data access, metropolitan area networks and regional transport networks.

For the end customer, direct SDH access means highly flexible, high-capacity connections for a range of services that can be managed end-to-end by the operator. For the operator, the benefits are improved bandwith utilization with unified management of multiple services over a single platform, using a range of transmission media.

Managed digital networks accounted for approximately 19%, 24% and 23% of sales in 1999, 1998, and 1997, respectively.

Network Access Systems

Network access products are primarily modular in design and can be used either individually or in complex systems and assemblies. The three areas making up network access products are voice quality enhancement products, SSP products, and local access products. The products are designed to meet telephone industry standards, and, in many applications, they directly interface with customer premises equipment. These products enhance the ability of Tellabs' customers to provide current, emerging, and future services to their business customers through innovative products and systems that provide more cost-effective provisioning of existing basic services. In order to continue to grow this product area, state-of-the-art technology will be deployed and value-added content will be provided.

In 1998, the Company created the Network Enhancing Technologies Solutions Group (NETS). NETS was formed by the combination of Coherent, which was acquired in 1998, with the Network Access Systems Division of the Company. This group is focused on developing leading-edge voice quality enhancement and echo cancellation solutions.

Voice quality enhancement products primarily address the needs of cellular companies, LECs, and IXCs, both domestically and internationally. In the case of wireline customers, the ability to control the clarity of speech quality is becoming more and more difficult, due to the deregulation of networks and the move from circuit-based to cell and packet-based networks. These networks introduce delays and other issues that are not present in circuit-based calls, including the level of speech signals during calls. In the case of wireless operators, to compete with wireline operators for call revenues, the clarity of a mobile call must be as good as a wireline call. These changes have resulted in a move away from pure echo cancellation, to providing echo cancellation as a platform for voice quality enhancing software, such as level control and noise reduction. This development in the market has opened up opportunities, not just to provide solutions to the wireline and wireless operators worldwide, but also to the manufacturers of telecommunications products worldwide, who integrate these voice quality enhancing solutions into their products. Competition is driving many wireline and wireless customers to re-evaluate and upgrade their existing infrastructure, based on the voice enhancing technology solutions now available.

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

Network access products accounted for approximately 15% of sales in 1999 and 1998 and 17% of sales in 1997.

Emerging Products

In the digital cross-connect system product area, the Company announced the development of the TITAN 6500 Multi-Service Transport Switch (MTS) and the TITAN 6100 Optical Transport System (OTS). The TITAN 6500 MTS enables service providers to quickly provide broadband circuits, reduce capital expenditures and minimize operations expense. This system has bigger capacity and switches broadband signals at lower cost than predecessor equipment. The TITAN 6500 MTS interfaces electrical facilities at DS3, STS-1 and optical facilities, OC-3, 12, 48 and 192, and switches lower speed signals at broadband payloads (52 MS/S - STS-1 through OC-48C (2.5 GB/S)). The first release of the TITAN 6500 MTS can carry the equivalent of 4,128,768 simultaneous Internet calls.

The TITAN 6100 OTS enables service providers to increase fiber capacity by 32 times (and beyond) with lower costs. The system also allows service providers to deliver high-speed broadband services to Internet service providers and Fortune 500 companies, thus alleviating the bandwidth bottleneck of the Internet "on ramps". The TITAN 6100, in conjunction with other Tellabs solutions, allows end-to-end fiber and lightpath management.

In the managed digital network product area, the Company is developing next-generation data access products and service management system products. One of the products expected to be available in 2000 is the MartixDXX/FOCUS Connector, which will provide an integrated management solution that will enable service providers to operate the full set of MartisDXX managed access and FOCUS SDH and DWDM transport and access network elements from a single network management workstation.

In the area of voice quality enhancement products, the Company is focused on fulfilling two objectives: providing higher density solutions, while simultaneously improving and adding new innovative solutions in the existing narrowband market, and providing high density and innovative solutions in the new emerging broadband markets. Products addressing both these opportunities were released in late 1999, such as the Tellabs 2510 Echo Canceller Resource Module (ECRM), which uses Echo3, Tellabs industry-leading cancellation technology, and Dynamic Signal Transfer™, a Tellabs patented process that allows natural background audio to be heard by the distant end.

The Company also expects the AN2100 Gateway Exchange (GX) system and the Everest 9500 Integrated Switch to be available in 2000. The AN2100 Gateway Exchange (GX) system is a global gateway that enables service providers to deliver multiple services over a single, broadband network. It dynamically routes circuit-switched, time-division multiplexed (TDM) traffic over ATM and IP networks under SS7 control. The Everest 9500 Integrated Switch combines IP routing and ATM switching into a single, multiservice platform. This unique switch/router reduces network cost and complexity and will help carriers provide Internet, virtual private network and other business-class services on a single platform.

GLOBAL SALES

Sales are generated through the Company's direct sales organization and selected distributors. The North American sales group consists of approximately 90 direct sales personnel and an additional 60 sales support personnel located throughout the United States and Canada. The international sales group consists of approximately 100 direct sales personnel, and an additional 80 sales support personnel located in Latin America, South America, Europe, the Middle East, Africa, Asia and Australia.

The North American sales organization conducts its activities from the Company's corporate headquarters and six regional offices. The international sales organization conducts its activities from the Company's corporate headquarters, 37 regional sales offices, and three regional headquarters. The regional sales offices are generally staffed by a regional sales manager or country manager, system sales engineers, and additional personnel as required.

Direct orders through the Company's field organization accounted for approximately 90% of 1999 sales.

The North American sales organization is structured by markets with emphasis on large customers. The international sales organization is structured to support activities on a regional basis, with "solution centers" located strategically throughout the world.

The Company has arrangements with a number of distributors of telecommunications equipment, both in North America and internationally, some of whom maintain inventories of the Company's products to facilitate prompt delivery. These distributors provide information on the Company's products through their catalogs and through trade show demonstrations. The Company's field sales force also assists the distributors with regular calls to them and their customers. Distributors, as a group, accounted for approximately 10% of 1999 sales.

GLOBAL SOLUTIONS AND SERVICES

The Company maintains a worldwide service organization whose purpose is to provide customers with high quality technical and administrative product support. Early in 1999, the group was reorganized to provide greater focus on meeting the expanding needs of the global customer base and to provide a consistent suite of high-quality service offerings worldwide. The group currently offers these services through its service centers in Lisle, Illinois; Ashburn, Virginia; Fort Lauderdale, Florida; Shannon, Ireland; Espoo, Finland; and Singapore.

The Company's service organization supports its customers with a wide range of services that include application engineering and support, installation, service support, on-site training, product repair (warranty administration), on-site maintenance, third party maintenance, consultation, logistics management, and 24-hour technical support via telephone and the Internet.

The Company's application engineering, support and installation group emphasizes meeting the customer's needs for installation and integration of the Company's products and third party equipment into the customer's network. The group uses a combined workforce of Company and subcontracted personnel to provide teams of trained professionals that manage the job from the conceptual, engineering stage through to the successful system integration and commissioning.

The Company's technical support group consists of unique and highly-trained teams that focus on customer support of the TITAN 5500/5500S and 5300 series systems, CROSSNET® 44X and 33X systems, CABLESPAN system, NETS and MartisDXX product lines and will provide support for the Company's emerging product lines. All teams utilize a Customer Management System (CMS) to capture, collect and report on a number of data points specific to product performance and overall customer profiles as well as tracking the status of customer calls through to resolution.

The Company's customer training group offers an expansive choice of course offerings designed to meet the existing customer needs, as well as, newly-designed course offerings that address the rapidly changing industry needs. Courses are offered at the Company's technologically-advanced training facilities and on-site at customer premises.

The Company provides product warranties for periods ranging from one to five years for the repair or replacement of modules and systems found to be faulty due to defective material and additionally for other requirements as described in the customer contract. The Company has an expedited replacement service that is used to provide the customer with needed module replacements in response to a time-critical service outage.

CUSTOMERS

Sales to customers located within the United States accounted for approximately 70%, 67% and 64% of overall sales, in 1999, 1998, and 1997, respectively. Sales to international customers accounted for approximately 30%, 33% and 36% of consolidated sales, in 1999, 1998, and 1997, respectively. The largest single group of customers the Company has are Regional Bell Operating Companies (RBOCs). Sales to this customer group accounted for approximately 31% of consolidated sales in 1999 and 30% in 1998 and 1997, respectively. The Company believes that a loss of, or a significant reduction in purchases by RBOCs as a group, although not anticipated, could have a material adverse effect on the Company's results.

In 1999, sales to SBC Communications Inc. accounted for approximately 10.9% of consolidated net sales. In 1998, sales to Bell Atlantic accounted for approximately 11.9% of consolidated net sales. In 1997, sales to SBC Communications Inc. accounted for approximately 10.9% of consolidated net sales. No other customer in 1999, 1998, or 1997 accounted for more than 10% of consolidated net sales.

BACKLOG

At December 31, 1999, and January 1, 1999, backlogs were approximately $256 million and $164 million, respectively. All of the December 31, 1999, backlog is expected to be shipped in 2000. The Company considers backlog to be an indicator, but not the sole predictor, of future sales.

COMPETITION

The Company's products are sold in global markets and compete on the following key factors: responsiveness to customer needs, product features, customer-oriented planning, price, performance, reliability, breadth of product line, technical documentation, and prompt delivery.

The digital cross-connect systems compete principally with Lucent Technologies, Alcatel, Nortel and Ciena. The major competitors of the managed access and transport systems are Newbridge Networks Corporation, Nokia Telecommunications, and Network Equipment Technologies.

The network access products currently compete in two product areas: echo cancellers and local access. The leading competitors in the echo canceller/voice quality enhancement market are Lucent Technologies, Ericsson, Ditech, and Nortel, although the competitors primarily offer only echo canceller solutions. The local access products competitors are Arris, ADC Telecommunications, Inc., and Motorola.

RESEARCH AND DEVELOPMENT

Tellabs believes that the enhancement of existing products and the development of new products are vital to the Company's long-term success. Research and development expenses were $303.7 million in 1999, $220.0 million in 1998, and $171.2 million in 1997. The Company conducts research at its laboratories in Lisle and Bolingbrook, Illinois; Mishawaka, Indiana; Hawthorne, New York; Burlington, Cambridge and Wilmington, Massachusetts; Plymouth, Minnesota; Ashburn, Virginia; Montreal and Ottawa, Canada; Ballerup, Denmark; Espoo, Oulu and Tampere, Finland; and Shannon, Ireland. In addition to the Company's internal efforts to develop new technologies, Tellabs also undertakes research and development-oriented acquisitions and product-oriented alliances in order to allow the Company access to technology that is important to the future of its products. The Company plans to spend approximately $380 million to $420 million on research and development in 2000. These expenditures reflect the Company's commitment to the enhancement of existing products and development of new products designed to satisfy the needs of communications service providers worldwide.

MANUFACTURING AND EMPLOYEES

The Company assembles its products from standard components and from fabricated parts, which are manufactured by others to the Company's specifications. Such purchased items represented approximately 68% of cost of sales in 1999.

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

At December 31, 1999, the Company had 6,997 employees, of which 1,747 were employed in the sales, sales support and marketing area, 2,282 in product development, 2,351 in manufacturing, and 617 in administration. The Company considers its employee relations to be good. It is not a party to any collective bargaining agreement.

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

BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

The Company manages its business in one business segment. Information with respect to the Company's net sales by product group, net sales by country, and net long-lived assets by country for the fiscal years ended December 31, 1999, and January 1, 1999, is set forth in Note 9 on page 34 of the registrant's Annual Report to Stockholders and is incorporated herein by reference.

ITEM 2. PROPERTIES

The Company's corporate headquarters is located on 19.1 acres of Company-owned land approximately 30 miles west of Chicago in Lisle, Illinois. Located on this property are three buildings, totaling 220,000 square feet. These buildings house the Company's headquarters, a portion of the Company's customer service, research and development and administrative functions and the majority of the Digital Systems Division's engineering operations.

The Company also owns 50 acres of land in Bolingbrook, Illinois (near Lisle) where a 544,000-square foot manufacturing, engineering and office building is located. In addition, the Company also owns approximately 75 acres of land in Round Rock, Texas, where a 127,000-square foot manufacturing facility is located. In late 1999, the company purchased approximately 55 acres of land in Naperville, Illinois where it plans to begin construction, in April 2000, of a new 860,000-square foot Corporate Headquarters building. Also, in 1999 the company purchased 5.2 acres of land in Ashburn, Virginia adjoining their existing leased facility.

Internationally, the Company owns a 222,000-square foot facility in Ballerup, Denmark, which houses administrative and engineering functions. In Espoo, Finland, the Company owns a 154,000-square foot production and engineering facility, located on approximately 12 acres of Company-owned land. Also on this land, is a 100,000-square foot building, which is currently being leased to a third party. The Company also owns three office buildings in Espoo, totaling 127,000 square feet, which contains production, research and development and administrative functions. In Shannon, Ireland, the Company owns a 135,000-square foot manufacturing facility, which is built on land obtained through a long-term lease entered into during 1997.

Significant facilities leased by the Company include: two locations in Bolingbrook, Illinois (157,000 square feet, total) containing administrative and research and development functions; a manufacturing facility in Drogheda, Ireland (140,000 square feet); two buildings in Warrenville, Illinois (137,000 square feet, total), which also house administrative and research and development activities; a manufacturing facility in Bohemia, New York (130,000 square feet); two locations in Burlington, Massachusetts (90,000 square feet, total), which contain sales, research, production and administrative activities; two locations (86,000 square feet, total) in Lisle, Illinois used for research and development; two locations in Wilmington, Massachusetts (75,000 square feet, total) also used for research and development; a facility in Ashburn, Virginia (72,000 square feet) for research and development; two facilities in County Clare, Ireland (61,000 square feet, total) for production, sales, research and development, and administrative activities; and two locations in Espoo, Finland (60,000 square feet, total) housing administrative and engineering functions.

In addition to these facilities, the Company also leases six sales offices and three research and development facilities in the United States. Internationally, the Company also leases five research and development facilities and various small sales offices in twenty-five countries.

The Company owns substantially all the equipment used in its business. The Company believes that its facilities are adequate for the level of production anticipated in 2000, and that suitable additional space and equipment will be available to accommodate expansion as needed.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Business Experience	Year of Birth	Current Position
Michael J. Birck Chairman, President, Chief Executive Officer and Director.	1938	Chairman, President, Chief Executive Officer and Director.

Peter A. Guglielmi Executive Vice President and Director; Chief Financial Officer, 1990 to 1999; Treasurer, 1988 to 1999.	1942	Executive Vice President and Director.

Brian J. Jackman President, Global Systems and Technology; Executive Vice President and Director; President, Tellabs Operations, Inc. 1993 to 1998.	1941	President, Global Systems and Technology; Executive Vice President and Director.

John E. Vaughan President, Global Sales and Service; Executive Vice President; President, Tellabs, International, Inc. 1997 to 1998; Vice President of Business Unit Development and Strategy, Ameritech 1995 to 1997.	1947	President, Global Sales and Service; Executive Vice President.

Richard T. Taylor Sr. Vice President and General Manager, Digital Systems Division; Vice President, Digital Systems Division, Tellabs Operations, Inc. 1993 to 1997.	1948	Sr. Vice President and General Manager, Digital Systems Division.

Charles C. Cooney Vice President; Vice President, North America Sales, Tellabs Operations, Inc. 1998 to 1999; Vice President, Sales and Service, Tellabs Operations, Inc. 1992 to 1998.	1941	Vice President.

Ashraf M. Dahod Vice President, Internetworking Systems Division; Vice President and General Manager, Internetworking Systems Division 1999 to 2000, Tellabs Operations, Inc.; President, Chief Executive Officer and Chairman of the Board of Directors, NetCore Systems, Inc. 1996 to 1999; Vice President and General Manager, SMC Enterprise Networks, Standard Microsystems Corporation 1993 to 1996.	1951	Vice President, Internetworking Systems Division.

Carol Coghlan Gavin Vice President, General Counsel and Secretary; Counsel, Tellabs Operations, Inc. 1998 to 1999; Vice President and General Counsel, Tellabs Operations, Inc. 1992 to 1998; Secretary, Tellabs, Inc., 1993 to 1998	1956	Vice President, General Counsel and Secretary.

J. Thomas Gruenwald Vice President and General Manager, Access Systems Group; Vice President and General Manager, Broadband Media Group and Network Solutions Group, Tellabs Operations, Inc. 1998 to 2000; Vice President, Strategic Resources, Tellabs Operations, Inc. 1995 to 1998; Director, Engineering, Tellabs Operations, Inc. 1992 to 1995.	1948	Vice President and General Manager, Access Systems Group.

Donald F. Jones Vice President, North American Sales; Vice President, Cooling and Heating and Retail Installation Services, Sears, Roebuck and Company 1998 to 1999; Vice President, Client Management, American Express Company 1993 to 1998.	1949	Vice President, North American Sales.

John C. Kohler Vice President, Global Manufacturing; Vice President, Manufacturing, Tellabs Operations, Inc. 1993 to 1998.	1952	Vice President, Global Manufacturing.

Stephen M. McCarthy Vice President, Global Solutions and Service; Senior Vice President, Major Accounts Central Division, ADP 1997 to 1999; Vice President, Sales, Ameritech 1994 to 1997.	1954	Vice President, Global Solutions and Service.

David Powell Vice President and General Manager, Network Enhancing Technologies Solutions Group; Vice President and General Manager, Coherent OEM Division, Tellabs Operations, Inc. 1998 to 1999; President and Chief Operating Officer, Coherent Communications Systems Corporation 1994 to 1998	1951	Vice President and General Manager, Network Enhancing Technologies Solutions Group.

Joan E. Ryan Vice President, Chief Financial Officer and Treasurer; Senior Vice President, Chief Financial Officer, Alliant Foodservice, Inc. 1998 to 2000; Vice President, Finance and Chief Financial Officer, Ameritech Small Business Services 1995 to 1998.	1956	Vice President, Chief Financial Officer and Treasurer.

Harvey R. Scull Vice President, Global Strategy and Business Development; Vice President, Advanced Business Development, Tellabs Operations, Inc. 1993 to 1998.	1949	Vice President, Global Strategy and Business Development.

Marc L. Ugol Vice President, Human Resources; Senior Vice President, Human Resources, Platinum Technology International 1996 to 1999; Corporate Director, Human Resources, System Software Associates, Inc. 1994 to 1996.	1958	Vice President, Human Resources.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The sections entitled "Common Stock Market Data" on pages 1 and 38 of the Company's Annual Report to Stockholders for the year ended December 31, 1999 (the "Annual Report") are incorporated herein by reference. They are also included in Exhibit 13, as filed with the SEC. See discussion referred to in Item 7 below for dividend information.

ITEM 6. SELECTED FINANCIAL DATA

The section entitled "Five-Year Summary of Selected Financial Data" on page 1 of the Annual Report is incorporated herein by reference. It is also included in Exhibit 13, as filed with the SEC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled "Management's Discussion and Analysis" on Pages 16 to 19 of the Annual Report is incorporated herein by reference. It is also included in Exhibit 13, as filed with the SEC.

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

The foreign currency forward exchange contracts are used to manage exposure to changes in currency exchange rates, principally Finnish markka and Irish punts. The table that follows presents a summary of the notional value and the fair value of forward exchange rate contracts for each currency in which the Company has hedged exposure at December 31, 1999, and January 1, 1999. The notional amounts shown are the US dollar value of the agreed upon amounts in each foreign currency that will be delivered to a third party on the agreed upon date.

Currency	Notional Value Maturing in 2000	Average Contract Rate	Fair Value at 12/31/99
Forward Contracts to Sell Foreign Currencies for Finnish markka:	(In Thousands)		(In Thousands)
United States dollar	$29,700	5.7709	$29,700
Danish krone	5,232	0.7988	5,236
Norwegian krone	3,718	0.7712	3,740
British pound	3,694	9.4569	3,700
Swiss franc	1,196	3.7095	1,195
Australian dollar	326	3.8435	321
Swedish krone	77	0.6900	77
	$43,943		$43,969
Forward Contracts to Sell Foreign Currencies for Danish krone:
United States dollar	$8,600	7.1445	$8,600
Norwegian krone	1,628	0.9079	1,624
British pound	957	11.4858	963
Japanese yen	(167)	0.0724	(165)
	$11,018		$11,022
Forward Contracts to Sell Foreign Currencies for Irish punt:
United States dollar	$4,433	1.3048	$4,433
Norwegian krone	1,178	0.0960	1,198
	$5,611		$5,631
Forward Contracts to Sell Foreign Currencies for US dollars:
Canadian dollars	$4,745	1.454	$4,757
	$4,745		$4,757

Total Contracts Outstanding at December 31, 1999:	$65,317		$65,379

Currency	Notional Value Maturing in 1999	Average Contract Rate	Fair Value at 1/1/99
Forward Contracts to Sell Foreign Currencies for Finnish markka:	(In Thousands)		(In Thousands)
United States dollar	$63,770	5.0660	$63,770
Irish punt	15,950	7.5448	17,285
European currency unit	15,442	5.9640	15,386
Spanish peseta	8,878	0.0357	9,442
Austrian schilling	3,829	0.4319	3,814
Swedish krone	3,563	0.6277	3,530
Deutsche marks	1,889	3.0403	1,889
Danish krone	1,774	0.7981	1,769
Norwegian krone	1,689	0.6626	1,676
British pound	1,576	8.4557	1,573
All others	858	-	864
	$119,218		$120,998
Forward Contracts to Sell Foreign Currencies for Irish punts:
United States dollar	$4,960	1.1254	$4,960
Netherlands guilder	1,988	2.7995	1,985
French franc	1,021	8.3297	1,019
All others	366	-	361
	$8,335		$8,325
Total Contracts Outstanding at January 1, 1999:	$127,553		$129,323

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors and the Consolidated Financial Statements and Notes thereto on pages 20 through 35 of the Annual Report are incorporated herein by reference. They are also included in Exhibit 13, as filed with the SEC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required, except for information relating to the executive officers of the registrant which appears at the end of Part I above, is incorporated herein by reference to the section entitled "Election of Directors" in the registrant's Proxy Statement (the "Proxy Statement") dated March 8, 2000.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Election of Directors" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:

The following Consolidated Financial Statements of Tellabs, Inc., and Subsidiaries, included in registrant's Annual Report to Stockholders for the year ended December 31, 1999, were previously incorporated by reference in Item 8:

Report of Independent Auditors

Consolidated Balance Sheets: December 31, 1999, and January 1, 1999

Consolidated Statements of Earnings: Years ended December 31, 1999, January 1, 1999, and January 2, 1998

Consolidated Statements of Stockholders' Equity: Years ended December 31, 1999, January 1, 1999, and January 2, 1998

Consolidated Statements of Cash Flows: Years ended December 31, 1999, January 1, 1999, and January 2, 1998

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

The following Consolidated Financial Statement Schedules of Tellabs, Inc., and Subsidiaries are included herein pursuant to Item 14(d):

Report of Independent Auditors on Financial Statement Schedule

Schedule II. Valuation and Qualifying Accounts and Reserves

Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K: None

(c) Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger Among Tellabs, Inc., Blackhawk Merger Co. and NetCore Systems, Inc. 12/
2.2	Agreement and Plan of Merger Among Tellabs, Inc., Oriole Merger Corp. and SALIX Technologies, Inc. 13/
3.1	Restated Certificate of Incorporation 5/
3.2	Amended and Restated By-Laws, as amended 3/
3.3	Certificate of Amendment to Restated Certificate of Incorporation 8/
4

Upon request of the Securities and Exchange Commission, registrant hereby agrees to furnish to the Commission copies of instruments (not filed) defining the rights of holders of long-term debt of the Company. (This undertaking is in lieu of a separate exhibit.)

10.1	Tellabs, Inc. Deferred Compensation Plan, as amended and its related trust, as amended 6/
10.2	1981 Incentive Stock Option Plan, as amended and restated 1/
10.3	1984 Incentive Stock Option Plan, as amended and restated 1/
10.4	1986 Non-Qualified Stock Option Plan, as amended and restated 1/
10.5	1987 Stock Option Plan for Non-Employee Corporate Directors, as amended and restated 1/
10.6	1989 Stock Option Plan, as amended and restated 1/
10.7	Employee Quality Stock Award Program 2/
10.8	Form of Employment Agreement 3/
10.9	1991 Stock Option Plan, as amended and restated 1/
10.10	Description of Split-Dollar Insurance Arrangement with the Michael J. Birck Irrevocable Trust 3/
10.11	1994 Stock Option Plan 4/
10.12	Tellabs, Inc. Stock Bonus Plan for Former Employees of Steinbrecher Corporation 7/
10.13	Tellabs, Inc. Stock Bonus Plan for Former Employees of TRANSYS Networks Inc. 9/
10.14	Tellabs, Inc. Stock Bonus Plan for Former Employees of International Business Machines Corporation 9/
10.15	Severance Arrangement for John E. Vaughan 8/
10.16	Restricted Stock Award for John E. Vaughan 8/
10.17	1998 Stock Option Plan 10/
10.18	Tellabs, Inc. Stock Bonus Plan for Former Employees of Switched Network Technologies, Inc. 11/
10.19	NetCore Systems, Inc. 1997 Stock Option Plan 14/
10.20	Tellabs Advantage Plan
10.21	1999 Tellabs, Inc., Stock Bonus Plan
10.22	SALIX Technologies, Inc. 1998 Omnibus Stock Plan and Option Agreement Dated as of December 1, 1997 15/
13	Annual Report to Stockholders
21	Subsidiaries of Tellabs, Inc.
23	Consent of Ernst & Young LLP
27	Financial Data Schedule

Exhibits 10.1 through 10.22 are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) hereof.

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

2/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended April 1, 1988 (File No. 0-9692).

3/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended January 1, 1993 (File No. 0-9692).

4/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 1993 (File No. 0-9692).

5/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 30, 1995 (File No. 0-9692).

6/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 29, 1995 and Form 10-Q Quarterly Report for the quarter ended September 26, 1997. The Deferred Income Plan Amendment is incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended January 1, 1999 (File No. 0-9692).

7/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 28, 1996 (File No. 0-9692).

8/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 27, 1997 (File No. 0-9692).

9/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 27, 1996 (File No. 0-9692).

10/ Incorporated by reference from Tellabs, Inc. Definitive Proxy Statement filed on or about March 16, 1998 (File No. 0-9692).

11/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended January 1, 1999 (File No. 0-9692).

12/ Incorporated by reference from Tellabs, Inc. Pre-Effective Amendment No. 1 to Form S-4, filed on August 5, 1999 (File No. 33-83509).

13/ Incorporated by reference from Tellabs, Inc. Pre-Effective Amendment No. 1 to Form S-4, filed on February 7, 2000 (File No. 33-95135).

14/ Incorporated by reference from Tellabs, Inc. Post-Effective Amendment No. 1 on Form S-8 to Form S-4, filed on September 17, 1999 (File No. 33-83509).

15/ Incorporated by reference from Tellabs, Inc. Post-Effective Amendment No. 1 on Form S-8 to Form S-4, filed on March 13, 2000 (File No. 33-95135).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLABS, INC.
March 29, 2000	By /s Michael J. Birck Michael J. Birck
Date	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	DATE
/s Michael J. Birck Michael J. Birck Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2000

/s Joan E. Ryan Joan E. Ryan Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 29, 2000

/s Robert E. Swininoga Robert E. Swininoga Vice President (Principal Accounting Officer)	March 29, 2000

/s Peter A. Guglielmi Peter A. Guglielmi Executive Vice President and Director	March 29, 2000

/s Brian J. Jackman Brian J. Jackman Director	March 29, 2000

/s John D. Foulkes John D. Foulkes Director	March 29, 2000

/s Frederick A. Krehbiel Frederick A. Krehbiel Director	March 29, 2000

/s Stephanie Pace Marshall Stephanie Pace Marshall Director	March 29, 2000

/s William F. Souders William F. Souders Director	March 29, 2000

/s Jan H. Suwinski Jan H. Suwinski Director	March 29, 2000

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Tellabs, Inc.

We have audited the consolidated financial statements of Tellabs, Inc. and Subsidiaries as of December 31, 1999, and January 1, 1999, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 21, 2000. Our audit also included the financial statement schedule listed in the Index at Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s Ernst & Young LLP
Ernst & Young LLP
Chicago, Illinois
January 21, 2000

TELLABS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended December 31, 1999, January 1, 1999, and January 2, 1998

(In Thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions (A)	Balance at end of year
1999 Allowance for doubtful receivables	$10,709	$3,810	$2,963	$11,556
1998 Allowance for doubtful receivables	$3,987	$7,025	$303	$10,709
1997 Allowance for doubtful receivables	$4,366	$1,494	$1,873	$3,987

NOTE:
(A) - Uncollectible accounts charged off, net of recoveries.

Exhibit Index
Exhibit No.	Description
10.20	Tellabs Advantage Program
10.21	1999 Tellabs Inc., Stock Bonus Plan
13	1999 Annual Report to Stockholders
21	Subsidiaries of Tellabs, Inc.
23	Consent of Ernst & Young LLP
27	Financial Data Schedule