Form 10-Q
period 2000-03-31
TELLABS INC
filed 2000-05-15
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

YES   X           NO___

Common Shares, $.01 Par Value - 409,493,291 shares outstanding on March 31, 2000.

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
(Unaudited)

	Three
	Months Ended
(In thousands, except per-share data)	03/31/00	04/02/99
Net Sales	$639,490	$469,800
Cost of sales	307,916	194,428
Gross Profit	331,574	275,372

Operating expenses
Marketing, general and administrative	86,966	68,411
Research and development	93,020	64,602
Goodwill amortization	3,015	1,473
Merger Costs	5,760	--
	188,761	134,486

Operating Profit	142,813	140,886

Other income (expense)
Interest income	11,846	7,551
Interest expense	(57)	(181)
Other	25,982	886
	37,771	8,256

Earnings Before Income Taxes	180,584	149,142
Income taxes	60,496	48,141
Net Earnings	$120,088	$101,001

Earnings per Share	$0.29	$0.25
Earnings per Share, Assuming Dilution	$0.29	$0.24

Average number of common shares
outstanding	408,794	402,258
Average number of common shares
outstanding, assuming dilution	418,909	414,517

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2000	1999
(In thousands, except share amounts)

Assets
Current Assets
Cash and cash equivalents	$ 440,502	$ 310,553
Investments in marketable securities	686,216	657,449
Accounts receivable, net	552,168	626,741
Inventories
Raw materials	89,052	74,361
Work in process	39,164	38,108
Finished goods	84,077	73,327
	212,293	185,796
Other current assets	7,316	6,389
Total Current Assets	1,898,495	1,786,928

Property, plant and equipment	588,305	576,992
Less: accumulated depreciation	250,806	240,806
	337,499	336,186
Goodwill, net	83,673	87,275
Intangibles and other assets, net	162,491	144,236
Total Assets	$ 2,482,158	$ 2,354,625

Liabilities
Current Liabilities
Accounts payable	$ 142,018	$ 111,597
Accrued liabilities	99,065	116,733
Income taxes	63,505	47,205
Total Current Liabilities	304,588	275,535

Long-term debt	2,850	9,350
Other long-term liabilities	21,175	20,512
Deferred income taxes	3,471	1,723

Stockholders' Equity
Preferred stock: authorized 5,000,000 shares of
$.01 par value; no shares issued and outstanding	-	-
Common stock: 1,000,000,000 shares of $.01 par
value; 409,493,921 and 408,029,292 shares
issued and outstanding	4,095	4,080
Additional paid-in capital	395,727	376,648
Accumulated other comprehensive income
Cumulative translation adjustment	(109,858)	(82,915)
Unrealized net gains on
available-for-sale securities	32,202	41,872
Total accumulated other comprehensive income	(77,656)	(41,043)
Retained earnings	1,827,908	1,707,820
Total Stockholders' Equity	2,150,074	2,047,505
Total Liabilities and Stockholders' Equity	$ 2,482,158	$ 2,354,625

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
(Unaudited)

	For the Three Months Ended
	March 31,	April 2,
(In thousands)	2000	1999
Operating Activities
Net earnings	$ 120,088	$ 101,001
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	26,861	16,754
Provision for doubtful receivables	3,301	1,481
Deferred income taxes	4,075	(3,622)
Gain on investments	(25,870)	(360)
Merger costs	5,760	--
Net changes in assets and liabilities:
Accounts receivable	63,892	87,486
Inventories	(29,235)	(15,060)
Other current assets	(930)	461
Long-term assets	(27,719)	(21,554)
Accounts payable	31,316	(2,642)
Accrued liabilities	(10,650)	9,098
Income taxes	20,200	9,548
Long-term liabilities	742	858
Net Cash Provided by Operating Activities	181,831	183,449

Investing Activities
Acquisition of property, plant and equipment, net	(24,455)	(9,472)
Payments for purchases of marketable securities	(93,619)	(218,835)
Proceeds from sales and maturities of
marketable securities	71,684	99,262
Payments for acquisitions, net of
cash acquired	(535)	--
Net Cash Used in Investing Activities	(46,925)	(129,045)

Financing Activities
Proceeds from issuance of common stock	9,217	16,479
Proceeds from notes payable	--	500
Payments of notes payable	(6,500)	(123)
Net Cash Provided by Financing Activities	2,717	16,856
Effect of Exchange Rate Changes on Cash	(7,674)	(7,851)
Net Increase in Cash and Cash Equivalents	129,949	63,409
Cash and Cash Equivalents at Beginning of Year	310,553	245,461
Cash and Cash Equivalents at End of Year	$ 440,502	$ 308,870

Other Information
Interest paid	$44	$111
Income taxes paid	$36,029	$41,390

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year. Accordingly, the financial statements and notes herein should be read in conjunction with the financial statements and related notes in the Form 10-K of Tellabs, Inc. ("Tellabs" or the "Company") for the year ended December 31, 1999.

In addition, certain reclassifications have been made in the 1999 financial statements to conform with the 2000 presentation.

2. Business Combinations

In February 2000, the Company acquired SALIX Technologies, Inc. ("SALIX"), a developer of class independent switching solutions that enable service providers to offer next-generation, converged services, such as voice-over-ATM ("VoATM"), voice-over-IP ("VoIP") and Internet services, over any network infrastructure, in a transaction accounted for as a pooling of interests. The Company issued approximately 3,784,000 shares of its common stock in exchange for all the outstanding common and preferred shares of SALIX. During the first quarter of 2000, the Company recognized a pre-tax charge of $5,760,000 for costs related to the SALIX acquisition.

The Company has restated all prior consolidated financial statements presented to include the combined operating results, financial position and cash flows of SALIX as if it had been a part of the Company.

Prior to the merger, SALIX operated on a June 30th fiscal year end. Restated consolidated financial statements for 1999 include the calendar results of operations, financial position and cash flows for SALIX. No material adjustments were recorded to conform the accounting policies of Tellabs and SALIX. Certain reclassifications and adjustments were made to conform the Tellabs and SALIX presentations, including the conversion of SALIX redeemable convertible preferred shares to common shares outstanding, for all periods presented, at the applicable exchange rates.

The table below shows the historical results of operations of Tellabs and the restated combination of SALIX for the periods prior to the acquisition date of the company.

(in thousands)	Three Months Ended 03/31/00	Three Months Ended 04/02/99
Revenue:
Tellabs	$639,221	$469,651
SALIX	269*	149
Consolidated total, as restated	$639,490	$469,800

Net Earnings (Loss):
Tellabs	$121,759	$102,196
SALIX	(2,532)*	(2,053)
Reversal of SALIX deferred tax valuation allowance	861	858
Consolidated total, as restated	$120,088	$101,001

*Represents 2000 earnings for SALIX prior to the acquisition; SALIX's 2000 earnings after the acquisition are included in Tellabs' consolidated operating results.

3. New Accounting Policies:

In March 2000, the staff of the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101A, which extended the implementation date of SAB No. 101, "Revenue Recognition in Financial Statements", to the second quarter of 2000 and provided additional interpretive guidance on certain implementation issues. The Company is currently evaluating the effect of this additional guidance.

4. Comprehensive Income:

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the Company to report foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities as components of other comprehensive income. SFAS No. 130 has no effect on the Company's earnings or total stockholders' equity. Comprehensive income for the first quarter of 2000 was $83,475,000 and $58,511,000 for the first quarter of 1999.

5. Earnings Per Share Reconciliation:

The following table sets forth the computation of earnings per share:

	Three Months Ended
	March 31,	April 2,
	2000	1999
Numerator:
Net earnings	$120,088	$101,001

Denominator:
Denominator for basic earnings per share- weighted-average shares	408,794	402,258

Effect of dilutive securities:
Employee stock options and awards	10,115	12,259
Denominator for diluted earnings per share- adjusted weighted-average and assumed conversions	418,909	414,517

Earnings per Share	$ 0.29	$ 0.25
Earnings per Share, assuming dilution	$ 0.29	$ 0.24

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Highlights
Tellabs, Inc. began its 26th year of operation with record first quarter sales and net earnings. Sales for the first quarter of 2000 were $639.5 million, an increase of 36.1% compared to the first quarter of 1999. This marks the 35th consecutive quarter that current sales surpassed prior-year levels. Net income for the first quarter of 2000 was $120.1 million, an increase of 18.9% compared to 1999's first quarter earnings of $101.0 million.

During the first quarter of 2000, the Company restated its results of operations, financial position and cash flows for its pooling-of-interests merger with SALIX Technologies, Inc (For more information see Note 2. Business Combinations). Also during the quarter, the Company recognized a pre-tax gain of $19.2 million ($12.7 million, after tax or $0.03 per diluted share) on the sale of a certain stock held as an investment, a pre-tax distribution from one of the Company's technology investments of $4.6 million ($3.1 million, after tax or $0.01 per diluted share) and a pre-tax charge of $5.8 million related to the SALIX merger ($3.8 million, after tax or $0.01 per diluted share). In order to provide a more accurate comparison of the Company's results of operations, the following discussion excludes the effects of the aforementioned gains and charges.

March 31, 2000 vs April 2, 1999
Sales for the quarter ended March 31, 2000, were $639.5 million, an increase of 36.1% compared to sales of $469.8 million for the quarter ended April 2, 1999. Digital-cross connect systems sales continued to be the main driver behind the overall sales growth, propelled by strong TITAN® 5500/5500S sales, which increased 38.7% over prior-year's levels. As a whole, digital-cross connect systems sales were $394.2 million. Network access systems sales for the first quarter of 2000 were $105.5 million, an increase of 70.5% over the comparable period last year. The strong improvement in network access systems sales was primarily the result of robust CABLESPAN® 2300 universal telephony distribution systems sales. Managed digital network systems sales were $100.6 million, an increase of 9.1% over the first quarter of 1999. The increase in managed digital network sales resulted primarily from the inclusion of sales of FOCUS™ products obtained as part of the Company's acquisition of Tellabs Denmark, which occurred in the third quarter of 1999. Also during the first quarter of 2000, the Company continued to see solid revenue growth resulting from the installation and testing of its systems, which increased 24.7% over the comparable period last year.

From a geographic standpoint, sales within the U.S. increased 43.6%, primarily due to the growth in digital cross-connect system sales, and accounted for 70.3% of sales. Sales outside the U.S. increased 21.2%, primarily due to the inclusion of Tellabs Denmark sales, and accounted for 29.7% of sales.

Gross margin as a percentage of sales for the first quarter of 2000 was 51.8% compared to 58.6% for the same period last year. The decrease in gross margin as percentage of sales was caused in part by higher costs and interrupted availability on some components used in the Company's products, which adversely affected profitability and manufacturing efficiencies. Margins were also adversely affected by higher sales of new TITAN 5500 systems, increased customer service installations, and higher CABLESPAN system revenues.

Operating expenses for the first quarter of 2000 totaled $183.0 million, an increase of 36.1%. As a percentage of sales, operating expenses remained stable at 28.6% of sales. Marketing, general and administrative expenses increased $18.6 million or 27.1% during the first quarter of 2000, but decreased as a percentage of sales to 13.6%. The growth in marketing, general and administrative spending was attributable to a variety of factors including: costs related to increased staffing and facility expansion, sales and marketing expenditures necessary to maintain the current growth of the Company, and the inclusion of Tellabs Denmark spending. Research and development spending for the first quarter of 2000 totaled $93.0 million, an increase of 44.0% over last year's first quarter. As a percentage of sales, research and development expenditures were 14.5% of sales compared to 13.8% in the first quarter of 1999. The growth in research and development spending was a result of the Company's continued focus on bringing new products to market, coupled with the inclusion of Tellabs Denmark and DSPSE expenditures.

Other income for the first quarter of 2000 totaled $18.6 million, an increase of 25.4% over the comparable period last year. The increase in other income is primarily attributable to higher interest income, which resulted from higher average available cash balances for investment, coupled with lower foreign exchange losses.

The effective tax rate was 33.5% for the first quarter of 2000, compared to 32.3% for the first quarter of 1999. The increase in the effective tax rate was primarily the result of a higher proportion of income earned within the United States where the tax rates are higher than at the Company's foreign subsidiaries. Overall, the Company's 2000 and 1999 effective tax rates reflect the benefits of lower foreign tax rates as compared with the U.S. federal statutory rate.

Liquidity and Capital Resources
The Company's current liquidity position continues to remain very strong. Cash and cash equivalents at March 31, 2000, totaled $440.5 million, an increase of 41.8% over the December 31, 1999, balance of $310.6 million. The Company's primary source of cash was cash generated from operations of $181.8 million, which was generated from net earnings before non-cash charges of $134.2 million, coupled with cash inflows from accounts receivable collections and higher accounts payable balances, which were partially offset by growth in inventories and long-term assets. Net cash generated from operations was used in part to fund investing activities totaling $46.9 million, which consisted mainly of capital expenditures and investments in the Company's marketable securities portfolio.

The balance of accounts receivable, less allowances at March 31, 2000, was $552.2 million, a decrease of $74.6 million during the first quarter of 2000. The overall decrease in accounts receivable was a result of collections of record fourth-quarter 1999 sales. Days sales in billed receivables ("DSO") at March 31, 2000, was 78.6 days compared to 80.0 days at December 31, 1999. Decreasing DSO and improving related processes remain major corporate objectives for Tellabs.

The Company's inventory balance was $212.3 million at March 31, 2000, compared to $185.8 million at December 31, 1999. The $26.5 million increase resulted primarily from higher inventory levels necessary to support the current and anticipated growth of the business. The balance of goodwill, intangibles and other assets increased $14.7 million during the first quarter of 2000, mainly due to increased investments in various communications ventures and growth in internal prototypes.

During the first quarter of 2000, the Company used $24.5 million in cash for the purchase of property, plant and equipment as part of its ongoing effort to expand manufacturing capacity and office space for support functions. Also during the first quarter of 2000, the Company continued to invest in its short-term marketable securities portfolio, which grew $28.8 million to its March 31, 2000, balance of $686.2 million.

The Company generated $2.7 million in cash from financing activities, principally from cash received from the exercise of employee stock options totaling $9.2 million. During the first quarter of 2000, the Company paid $6.5 million in settlement of outstanding loans acquired in the merger with SALIX.

Working capital at March 31, 2000, totaled $1,593.9 million compared to $1,511.4 million at December 31, 1999. The current ratio at March 31, 2000, was 6.2 to 1 compared to 6.5 to 1 at December 31, 1999. Management believes the current level of working capital will be sufficient to meet the Company's normal operating needs, both now and in the foreseeable future. Sufficient resources exist to support the Company's growth either through currently available cash, through cash generated from future operations, or through short-term or long-term financing.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits:

     Exhibit 27 - Financial Data Schedule

(B) Reports on Form 8-K:

     The Registrant filed a press release on April 11, 2000, announcing that earnings for the quarter ended March 31, 2000, would not meet analyst estimates.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       TELLABS, INC.
                     (Registrant)

                             /s Robert E. Swininoga
                           Robert E. Swininoga
                        Vice President and
                                      Principal Accounting Officer

May 15, 2000
(Date)

EXHIBIT INDEX

Exhibit Number	Description
27	Financial Data Schedule - March 31, 2000