Form 10-Q
period 2000-06-30
TELLABS INC
filed 2000-08-14
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

YES   X           NO___

Common Shares, $.01 Par Value - 410,114,426 shares outstanding on June 30, 2000.

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

SIGNATURE

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF EARNINGS
(Unaudited)

	Three		Six
	Months Ended		Months Ended
(In thousands, except per-share data)	6/30/00	7/2/99	6/30/00	7/2/99
Net Sales	$800,739	$541,288	$1,440,229	$1,011,088
Cost of sales	370,508	211,459	678,424	405,887
Gross Profit	430,231	329,829	761,805	605,201

Operating expenses
Marketing, general and administrative	100,326	83,828	187,292	152,239
Research and development	103,284	73,786	196,304	138,388
Merger costs	-	-	5,760	-
Goodwill amortization	2,774	1,427	5,789	2,900
	206,384	159,041	395,145	293,527

Operating Profit	223,847	170,788	366,660	311,674

Other income (expense)
Interest income	14,402	8,982	26,248	16,533
Interest expense	(340)	(232)	(397)	(413)
Other	513	(1,239)	26,495	(353)
	14,575	7,511	52,346	15,767

Earnings Before Income Taxes	238,422	178,299	419,006	327,441
Income taxes	75,681	56,160	136,177	104,301
Net Earnings	$162,741	$122,139	$282,829	$223,140

Earnings per Share	$0.40	$0.30	$0.69	$0.55
Earnings per Share, Assuming Dilution	$0.39	$0.29	$0.68	$0.54

Average number of common shares
outstanding	409,779	404,490	409,287	403,374
Average number of common shares
outstanding, assuming dilution	418,770	416,993	418,839	415,755

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2000	1999
(In thousands, except share amounts)

Assets
Current Assets
Cash and cash equivalents	$ 379,600	$ 310,553
Investments in marketable securities	762,594	657,449
Accounts receivable, net	636,528	626,741
Inventories
Raw materials	116,495	74,361
Work in process	44,023	38,108
Finished goods	102,602	73,327
	263,120	185,796
Other current assets	9,729	6,389
Total Current Assets	2,051,571	1,786,928

Property, plant and equipment	623,389	576,992
Less: accumulated depreciation	266,380	240,806
	357,009	336,186
Goodwill, net	80,380	87,275
Intangibles and other assets, net	174,306	144,236
Total Assets	$ 2,663,266	$ 2,354,625

Liabilities
Current Liabilities
Accounts payable	$ 160,116	$ 111,597
Accrued liabilities	112,848	116,733
Income taxes	50,230	47,205
Total Current Liabilities	323,194	275,535

Long-term debt	2,850	9,350
Other long-term liabilities	21,678	20,512
Deferred income taxes	7,240	1,723

Stockholders' Equity
Preferred stock: authorized 5,000,000 shares of
$.01 par value; no shares issued and outstanding	-	-
Common stock: 1,000,000,000 shares of $.01 par
value; 410,114,426 and 408,029,292 shares
issued and outstanding	4,101	4,080
Additional paid-in capital	409,492	376,648
Accumulated other comprehensive income
Cumulative translation adjustment	(119,232)	(82,915)
Unrealized net gains on
available-for-sale securities	23,294	41,872
Total accumulated other comprehensive income	(95,938)	(41,043)
Retained earnings	1,990,649	1,707,820
Total Stockholders' Equity	2,308,304	2,047,505
Total Liabilities and Stockholders' Equity	$ 2,663,266	$ 2,354,625

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
(Unaudited)

	For the Six Months Ended
	June 30,	July 2,
(In thousands)	2000	1999
Operating Activities
Net earnings	$ 282,829	$ 223,140
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	54,789	36,418
Provision for doubtful receivables	4,279	2,140
Deferred income taxes	7,013	(5,680)
Gain on investments	(25,836)	(415)
Merger costs	5,760	--
Net changes in assets and liabilities:
Accounts receivable	(23,736)	3,406
Inventories	(80,982)	(15,607)
Other current assets	549	397
Long-term assets	(46,917)	(35,843)
Accounts payable	50,184	9,414
Accrued liabilities	7,285	6,444
Income taxes	11,267	14,298
Long-term liabilities	1,269	1,400
Net Cash Provided by Operating Activities	247,753	239,512

Investing Activities
Acquisition of property, plant and equipment, net	(64,195)	(28,700)
Payments for purchases of marketable securities	(254,055)	(446,649)
Proceeds from sales and maturities of
marketable securities	140,232	246,903
Payments for acquisitions, net of
cash acquired	(535)	--
Net Cash Used in Investing Activities	(178,553)	(228,446)

Financing Activities
Proceeds from issuance of common stock	18,308	21,683
Proceeds from notes payable	--	500
Payments of notes payable	(6,500)	(390)
Net Cash Provided by Financing Activities	11,808	21,793
Effect of Exchange Rate Changes on Cash	(11,961)	(12,300)
Net Increase in Cash and Cash Equivalents	69,047	20,559
Cash and Cash Equivalents at Beginning of Year	310,553	245,461
Cash and Cash Equivalents at End of Year	$ 379,600	$ 266,020

Other Information
Interest paid	$87	$533
Income taxes paid	$116,353	$94,871

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year. Accordingly, the financial statements and notes herein should be read in conjunction with the Form 10-K of Tellabs, Inc. ("Tellabs" or the "Company"), for the year ended December 31, 1999, and the restated selected sections of the 1999 Annual Report filed with the Securities and Exchange Commission on June 2, 2000, on Form 8-K.

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

(in thousands)	Three Months Ended 06/30/00	Three Months Ended 07/02/99	Six Months Ended 06/30/00	Six Months Ended 07/02/99
Revenue:
Tellabs	$800,739	$540,400	$1,439,960	$1,010,051
SALIX	--	888	269*	1,037
Consolidated total, as restated	$800,739	$541,288	$1,440,229	$1,011,088

Net Earnings (Loss):
Tellabs	$162,741	$124,230	$284,500	$226,427
SALIX	--	(2,949)	(2,532)*	(5,002)
Reversal of SALIX deferred tax valuation allowance	--	858	861	1,715
Consolidated total, as restated	$162,741	$122,139	$282,829	$223,140

*Represents 2000 results for SALIX prior to the acquisition; SALIX's 2000 results after the acquisition are included in Tellabs' consolidated operating results.

3. New Accounting Policies:

In June 2000, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101B, which extended the implementation date of SAB No. 101, "Revenue Recognition in Financial Statements", to the fourth quarter of 2000. The Company is currently evaluating the effect of SAB No. 101 and its related interpretive guidance.

4. Comprehensive Income:

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the Company to report foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities as components of other comprehensive income. SFAS No. 130 has no effect on the Company's earnings or total stockholders' equity. Comprehensive income for the second quarter of 2000 was $144,459,000 and $117,314,000 for the second quarter of 1999. For the first six months of 2000, comprehensive income was $227,934,000 compared to $175,825,000 for the first six months of 1999.

5. Earnings Per Share Reconciliation:

The following table sets forth the computation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2000	1999	2000	1999
Numerator:
Net earnings	$162,741	$122,139	$282,829	$223,140

Denominator:
Denominator for basic earnings per share- weighted-average shares	409,779	404,490	409,287	403,374

Effect of dilutive securities:
Employee stock options and awards	8,991	12,503	9,552	12,381
Denominator for diluted earnings per share- adjusted weighted-average and assumed conversions	418,770	416,993	418,839	415,755

Earnings per Share	$ 0.40	$ 0.30	$ 0.69	$ 0.55
Earnings per Share, assuming dilution	$ 0.39	$ 0.29	$ 0.68	$ 0.54

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Highlights - Quarter Ended June 30, 2000
Sales for the quarter ended June 30, 2000, were a record $800.7 million, an increase of 47.9% over sales achieved in the second quarter of 1999, which totaled $541.3 million. This marks the 36th consecutive quarter in which Tellabs' sales surpassed prior-year levels. Net income, for the second quarter of 2000, was a record $162.7 million, an increase of 33.2% over the comparable period last year. Diluted earnings per share for the quarter were $0.39 compared to $0.29 achieved in the second quarter of 1999, an increase of 32.7%.

As a direct response to customer needs, Tellabs is refocusing its efforts into three main product areas: optical networking, broadband access and next-generation switching. These areas will continue to be supported by the Company's professional services and solutions group. To be consistent with this, all subsequent discussions of Tellabs' revenue will be focused along these groupings.

Quarter Ended June 30, 2000, Compared to Quarter Ended July 2, 1999
Sales for the quarter ended June 30, 2000, totaled $800.7 million, an increase of 47.9% compared to the second quarter of 1999. The overall sales growth is primarily attributable to robust optical networking product sales, which increased 65.0%. Optical networking product sales for the second quarter of 2000, totaled $527.6 million compared to $319.8 million attained in the comparable period last year. Growth in optical networking product sales was driven by sales of the Company's TITAN® 5500/5500S and TITAN 532L systems. Broadband access product sales also showed substantial growth for the quarter, totaling $158.0 million, an increase of 47.3% over the $107.3 million of sales generated in the second quarter of 1999. Strong sales of Tellabs' CABLESPAN® 2300 universal telephony distribution system, along with sales of the Company's FOCUS™ international-standard optical products, obtained in the acquisition of Tellabs Denmark in the third quarter of 1999, propelled the growth in broadband access product sales. Broadband access product sales growth was partially weakened by lower MartisDXX® managed access and transport system sales. Sales of next-generation switching products were $46.1 million for the quarter, 39.0% below last year's $75.6 million in sales. This decrease was driven by lower sales of the Company's digital echo cancellers. Tellabs expects future sales growth in the next-generation switching area to include sales of the Company's SALIX® 7000 family of class-independent switching products and services. Revenues from services and solutions, primarily the installation and testing of Tellabs' systems, totaled $59.0 million, an increase of 87.8% compared to the second quarter of 1999. The Company expects that revenues generated from services and solutions will continue to become a more significant source of revenue for the Company.

For the quarter ended June 30, 2000, sales within the United States increased 62.3% and accounted for 83.0% of total sales. From an international standpoint, sales outside the United States increased 3.3% and accounted for 17.0% of total sales.

Gross margin as a percentage of sales was 53.7% for the second quarter of 2000 compared to 60.9% for the comparable period last year. The reduction in gross margin as a percentage of sales is due primarily to higher component costs and parts shortages in 2000, along with increased sales of lower margin products. The reduction in gross margin as a percentage of sales was partially mitigated by increased efficiencies achieved by the Company's manufacturing operations.

Operating expenses for the second quarter of 2000 were $206.4 million, an increase of 29.8% over the same period last year. As a percentage of sales, operating expenses for the second quarter of 2000 were 25.8%, an improvement of 3.6 percentage points over the second quarter of 1999. Research and development expenses totaled $103.3 million, an increase of 40.0% compared to last year. The growth in research and development expenditures is attributable to the Company's continued focus on introducing new products, along with the inclusion of Tellabs Denmark spending. As a percentage of sales, research and development expenditures were 12.9% compared to 13.6% in the second quarter of 1999. Marketing, general and administrative expenditures were $100.3 million for the second quarter of 2000, an increase of 19.7%. The growth in marketing, general and administrative spending is attributable to a variety of factors, including: increased staffing, facility expansion, and increased marketing expenditures necessary to maintain the current growth of the Company, along with the inclusion of Tellabs Denmark spending. As a percentage of sales marketing, general and administrative spending for the second quarter of 2000 was 12.5% compared to 15.5% in the same period last year.

Other income for the second quarter of 2000 totaled $14.6 million, almost double the 1999 total of $7.5 million. The growth in other income was due mainly to increased interest income, which resulted from higher average cash balances being available for investment.

The effective tax rate for the second quarter of 2000 was 31.7% and remained relatively consistent compared with the 31.5% achieved in the second quarter of 1999. Overall, the Company's 2000 and 1999 effective tax rates reflect the benefits of lower foreign tax rates as compared to the United States federal statutory rate.

Six Months Ended June 30, 2000, Compared to Six Months Ended July 2, 1999
During the first quarter of 2000, the Company restated its results of operations, financial position and cash flows for its pooling-of-interests merger with SALIX Technologies, Inc (For more information see Note 2. Business Combinations). Also, during the first quarter, the Company recognized a pre-tax gain of $19.2 million ($12.7 million, after tax, or $0.03 per diluted share) on the sale of stock held as an investment, a pre-tax distribution from one of its technology investments of $4.6 million ($3.1 million, after tax, or $0.01 per diluted share) and a pre-tax charge of $5.8 million related to the SALIX merger ($3.8 million, after tax, or $0.01 per diluted share). In order to provide a more accurate comparison of the Company's results of operations, the following discussion excludes the effects of the aforementioned gains and charges.

Sales for first half of 2000 totaled $1,440.2 million, an increase of 42.4% compared to the first half of 1999. The growth in overall sales resulted primarily from the outstanding demand for the Company's optical networking products. Optical networking product sales totaled $922.2 million for the first half of 2000 compared to $603.4 million for the comparable period last year. The 52.8% growth in optical networking product sales was mainly attributable to TITAN 5500/5500s and 532L systems sales. Broadband access product sales for the first half of 2000 totaled $311.5 million and showed significant improvement compared to last year by increasing 48.4%. Growth in broadband access product sales resulted from strong demand for the Company's CABLESPAN 2300 universal telephony distribution system, which posted sales over four times higher than the previous year, coupled with the inclusion of sales of the Company's FOCUS international-standard optical products, obtained in the Tellabs Denmark acquisition. The positive strides made in the broadband access product area were partially offset by lower sales of the Company's MartisDXX managed access and transport system. Next- generation switching product sales were also below expectations, totaling $100.2 million for the first half of 2000, 22.5% below prior year's level. The shortfall in next-generation switching product sales resulted primarily from lower digital echo canceller sales. Revenues from the installation and testing of the Company's systems totaled $99.0 million, an increase of 55.9% over the comparable period last year. The growth in installation and testing revenue is primarily due to the strong optical networking product sales achieved in the first half of 2000.

For the first six months of 2000, sales within the United States increased 53.0% and accounted for 79.9% of total revenues. From an international standpoint, sales outside the United States increased 11.7% and accounted for 20.1% of total revenues.

Gross margin as a percentage of sales for the first half of 2000 was 52.9% compared to 59.9% in the comparable period last year. The decrease in gross margin as a percentage of sales is attributable to a variety of factors including: higher component costs and parts shortages, a high number of new TITAN 5500 systems sales, increased customer service installations and increased sales of lower margin products, such as the Company's CABLESPAN system. The negative effect of these factors was partially offset by increased manufacturing efficiencies achieved by the Company's operations in the second quarter of 2000. The Company expects that gross margin as a percentage of sales will improve modestly over the remainder of the year.

Operating expenses for the first six months of 2000 were $389.4 million, a 32.7% increase compared to the first six months of 1999. As a percentage of sales, operating expenses improved 2 percentage points to 27.0% of sales. Research and development expenditures were $196.3 million for the first half of 2000, an increase of 41.9% over the comparable period last year. The growth in research and development spending resulted from the Company's continued efforts to develop new products and bring them to market in a timely manner, together with the inclusion of Tellabs Denmark spending. As a percentage of sales, research and development expenditures remained relatively unchanged at 13.6% of sales. Marketing, general and administrative expenditures totaled $187.3 million for the first half of 2000, a 23.0% increase over the comparable period last year. The growth in marketing, general and administrative spending was attributable to costs incurred with supporting the current level of growth in the Company, together with the inclusion of Tellabs Denmark spending. As a percentage of sales, marketing, general and administrative spending decreased to 13.0% of sales.

Other income for the first half of 2000 was $28.6 million in comparison to $15.8 million for the first half of 1999. The growth in other income stemmed primarily from growth in interest income, which resulted from higher average cash balances available for investment in 2000.

During the second quarter of 2000, the Company lowered its estimate of its effective tax rate for the year to 32.5%. The effective tax rate for the first six months of 1999 was 31.9%. The growth in the effective tax rate for 2000, compared to 1999, was primarily the result of a higher proportion of income earned in the United States where the tax rates are higher than at the Company's foreign subsidiaries. Overall, the Company's 2000 and 1999 effective tax rates reflect the benefits of lower foreign tax rates as compared with the United States statutory rate.

Liquidity and Capital Resources

The Company's liquidity position continues to remain strong. Cash and cash equivalents at June 30, 2000, totaled $379.6 million compared to $310.6 million at December 31, 1999. The Company's primary source of funds during the first six months of 2000 was $247.8 million in cash generated from operations, which resulted from earnings, adjusted for non-cash charges and investment gains, of $328.8 million, together with growth in accounts payable, which were partially offset by growth in inventories and long-term assets. Net cash generated from operations was used partly to fund the Company's investing activities totaling $178.6 million, which consisted of investing in the Company's short-term marketable securities portfolio and acquiring property, plant and equipment.

The balance of accounts receivable less allowances at June 30, 2000 was $636.5 million compared to $626.7 million at the end of 1999. The increase in net accounts receivable is attributable to record sales in 2000, which was partially offset by collections of record fourth quarter 1999 sales made during the first quarter of 2000. Days sales in receivables outstanding (DSO) was 72.3 days at June 30, 2000, compared to 80.0 days at December 31, 1999. The improvement in DSO reflects the Company's continued efforts to reduce DSO while improving the related processes.

The Company's inventory balance was $263.1 million at June 30, 2000, a 41.6% increase compared to December 31, 1999. The growth in inventories is necessary to support the current and anticipated future growth of the business. The balance of goodwill, intangible and other assets increased $23.2 million during the first six months of 2000, primarily due to growth in technology investments and internally-developed prototypes.

During the first half of 2000, the Company's short-term marketable securities portfolio grew $105.1 million to its June 30, 2000, balance of $762.6 million. Also, during the first half of 2000, the Company invested $64.2 million in property, plant and equipment in support of its ongoing efforts to increase manufacturing capacity and office space for support functions. To date, the Company has spent $6.2 million on the construction of its new corporate headquarters, which is scheduled to be completed in the third quarter of 2001. During the second quarter of 2000, Tellabs announced plans for a major expansion in the Boston area that will establish a technology center for optical networking and next-generation switching and employ hundreds of people in that area in the next five years. The two-building complex in Chelmsford, Massachusetts is scheduled to be completed in the third quarter of 2001.

The Company generated $11.8 million in cash from financing activities during the first six months of 2000, principally from the exercise of employee stock options. The Company also paid $6.5 million in settlement of debt acquired in the SALIX acquisition.

Working capital at June 30, 2000, totaled $1,728.4 million compared to $1,511.4 million at December 31, 1999. The current ratio at June 30, 2000, was 6.3 to 1 compared to 6.5 to 1 at December 31, 1999. Management believes the current level of working capital will be sufficient to meet the Company's normal operating needs, both now and in the foreseeable future. Sufficient resources exist to support the Company's growth either through currently available cash, through cash generated from future operations, or through short-term or long-term financing.

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

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on April 19, 2000. At this meeting Peter A. Guglielmi and Jan H. Suwinski were re-elected as directors. In addition, Richard C. Notebaert was elected as a director to replace John D. Foulkes, Ph.D., who informed the Company that he was retiring from the Board and would not stand for re-election. These directors were elected for a term of office expiring at the Company's Annual Meeting of Stockholders in 2003.

Set forth below is a separate tabulation of the votes cast for and votes withheld with respect to each nominee for director elected at this meeting:

Director	Votes For	Votes Withheld
Peter A. Guglielmi	348,718,248	6,801,753
Richard C. Notebaert	350,695,032	4,824,969
Jan H. Suwinski	335,711,450	19,808,551

Also at this meeting, the stockholders were asked to vote on an amendment to the Company's Restated Certificate of Incorporation which would increase the number of authorized shares of the Company's common stock, $.01 par value, from 500,000,000 shares to 1,000,000,000 shares. This amendment was approved by votes of 325,385,456 for, 28,752,371 against and 1,363,172 abstentions.

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits:

Exhibit No.	Description
Exhibit 3	Certificate of Amendment to Restated Certificate of Incorporation
Exhibit 10.1	Amendment to the Tellabs, Inc. 1981 Incentive Stock Option Plan
Exhibit 10.2	Amendment to the Coherent Communications Systems Corporation 1982 Stock Option Plan
Exhibit 10.3	Amendment to the Tellabs, Inc. 1984 Stock Option Plan
Exhibit 10.4	Amendment to the Tellabs, Inc. 1986 Non-Qualified Stock Option Plan
Exhibit 10.5	Amendment to the Tellabs, Inc. 1987 Stock Option Plan for Non-Employee Corporate Directors
Exhibit 10.6	Amendment to the Tellabs, Inc. 1989 Stock Option Plan
Exhibit 10.7	Amendment to the Tellabs, Inc. 1991 Stock Option Plan
Exhibit 10.8	Amendment to the Coherent Communications Systems Corporation 1993 Equity Compensation Plan
Exhibit 10.9	Amendment to the Tellabs, Inc. 1994 Stock Option Plan
Exhibit 10.10	Amendment to the NetCore Systems, Inc. 1997 Stock Option Plan
Exhibit 10.11	Amendment to the Tellabs, Inc. 1998 Stock Option Plan
Exhibit 10.12	Amendment to the Salix Technologies, Inc. Omnibus Plan
Exhibit 27	Financial Data Schedule

(B) Reports on Form 8-K:

     The Registrant filed a press release on July 20, 2000, announcing earnings for the quarter ended June 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       TELLABS, INC.
                     (Registrant)

                             /s Robert E. Swininoga
                           Robert E. Swininoga
                        Vice President and
                                       Principal Accounting Officer

August 14, 2000
(Date)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 3	Certificate of Amendment to Restated Certificate of Incorporation
Exhibit 10.1	Amendment to the Tellabs, Inc. 1981 Incentive Stock Option Plan
Exhibit 10.2	Amendment to the Coherent Communications Systems Corporation 1982 Stock Option Plan
Exhibit 10.3	Amendment to the Tellabs, Inc. 1984 Stock Option Plan
Exhibit 10.4	Amendment to the Tellabs, Inc. 1986 Non-Qualified Stock Option Plan
Exhibit 10.5	Amendment to the Tellabs, Inc. 1987 Stock Option Plan for Non-Employee Corporate Directors
Exhibit 10.6	Amendment to the Tellabs, Inc. 1989 Stock Option Plan
Exhibit 10.7	Amendment to the Tellabs, Inc. 1991 Stock Option Plan
Exhibit 10.8	Amendment to the Coherent Communications Systems Corporation 1993 Equity Compensation Plan
Exhibit 10.9	Amendment to the Tellabs, Inc. 1994 Stock Option Plan
Exhibit 10.10	Amendment to the NetCore Systems, Inc. 1997 Stock Option Plan
Exhibit 10.11	Amendment to the Tellabs, Inc. 1998 Stock Option Plan
Exhibit 10.12	Amendment to the Salix Technologies, Inc. Omnibus Plan
Exhibit 27	Financial Data Schedule