Form 10-Q
period 2000-09-29
TELLABS INC
filed 2000-11-13
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

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

YES   X           NO___

Common Shares, $.01 Par Value - 410,515,321 shares outstanding on September 29, 2000.

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

SIGNATURE

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF EARNINGS
(Unaudited)

	Three		Nine
	Months Ended		Months Ended
(In thousands, except per-share data)	9/29/00	10/1/99	9/29/00	10/1/99
Net Sales	$870,603	$595,358	$2,310,832	$1,606,446
Cost of sales	403,571	244,262	1,081,995	650,149
Gross Profit	467,032	351,096	1,228,837	956,297

Operating expenses
Marketing, general and administrative	94,809	77,649	282,101	229,888
Research and development	104,262	79,333	300,566	217,721
Merger costs	-	1,929	5,760	1,929
Goodwill amortization	3,034	1,902	8,823	4,802
	202,105	160,813	597,250	454,340

Operating Profit	264,927	190,283	631,587	501,957

Other income (expense)
Interest income	14,449	8,840	40,697	25,373
Interest expense	(43)	(102)	(440)	(515)
Other	21,669	5,104	48,164	4,751
	36,075	13,842	88,421	29,609

Earnings Before Income Taxes	301,002	204,125	720,008	531,566
Income taxes	90,626	62,878	226,803	167,179
Net Earnings	$210,376	$141,247	$493,205	$364,387

Earnings per Share	$0.51	$0.35	$1.20	$0.90
Earnings per Share, Assuming Dilution	$0.50	$0.34	$1.18	$0.87

Average number of common shares
outstanding	410,354	405,546	409,642	404,098
Average number of common shares
outstanding, assuming dilution	419,160	417,935	418,946	416,482

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS
(Unaudited)
	September 29,	December 31,
	2000	1999
(In thousands, except share amounts)

Assets
Current Assets
Cash and cash equivalents	$ 221,563	$ 310,553
Investments in marketable securities	905,584	657,449
Accounts receivable, net	691,303	626,741
Inventories
Raw materials	171,408	74,361
Work in process	50,536	38,108
Finished goods	143,418	73,327
	365,362	185,796
Other current assets	16,488	6,389
Total Current Assets	2,200,300	1,786,928

Property, plant and equipment	671,661	576,992
Less: accumulated depreciation	274,965	240,806
	396,696	336,186
Goodwill, net	75,286	87,275
Intangibles and other assets, net	193,884	144,236
Total Assets	$ 2,866,166	$ 2,354,625

Liabilities
Current Liabilities
Accounts payable	$ 171,286	$ 111,597
Accrued liabilities	125,251	116,733
Income taxes	57,820	47,205
Total Current Liabilities	354,357	275,535

Long-term debt	2,850	9,350
Other long-term liabilities	23,145	20,512
Deferred income taxes	6,403	1,723

Stockholders' Equity
Preferred stock: authorized 5,000,000 shares of
$.01 par value; no shares issued and outstanding	-	-
Common stock: 1,000,000,000 shares of $.01 par
value; 410,515,321 and 408,029,292 shares
issued and outstanding	4,105	4,080
Additional paid-in capital	420,355	376,648
Accumulated other comprehensive income
Cumulative translation adjustment	(159,203)	(82,915)
Unrealized net gains on
available-for-sale securities	13,129	41,872
Total accumulated other comprehensive income	(146,074)	(41,043)
Retained earnings	2,201,025	1,707,820
Total Stockholders' Equity	2,479,411	2,047,505
Total Liabilities and Stockholders' Equity	$ 2,866,166	$ 2,354,625

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
(Unaudited)

	For the Nine Months Ended
	September 29,	October 1,
(In thousands)	2000	1999
Operating Activities
Net earnings	$ 493,205	$ 364,387
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	83,255	57,857
Provision for doubtful receivables	7,251	4,030
Deferred income taxes	5,806	(9,965)
Gain on investments	(47,663)	(7,707)
Merger costs	5,760	1,929
Net changes in assets and liabilities:
Accounts receivable	(90,892)	(20,046)
Inventories	(189,117)	(19,722)
Other current assets	1,078	(1,797)
Long-term assets	(62,308)	(45,692)
Accounts payable	64,527	27,848
Accrued liabilities	22,982	7,875
Income taxes	23,626	30,040
Long-term liabilities	2,855	1,923
Net Cash Provided by Operating Activities	320,365	390,960

Investing Activities
Acquisition of property, plant and equipment, net	(129,869)	(64,966)
Payments for purchases of investments	(574,767)	(575,035)
Proceeds from sales and maturities of
investments	303,816	346,717
Payments for acquisitions, net of
cash acquired	(535)	(110,264)
Net Cash Used in Investing Activities	(401,355)	(403,548)

Financing Activities
Proceeds from issuance of common stock	22,973	28,847
Proceeds from notes payable	--	4,000
Payments of notes payable	(6,500)	--
Net Cash Provided by Financing Activities	16,473	32,847
Effect of Exchange Rate Changes on Cash	(24,473)	(12,609)
Net (Decrease)/Increase in Cash and Cash Equivalents	(88,990)	7,650
Cash and Cash Equivalents at Beginning of Year	310,553	245,461
Cash and Cash Equivalents at End of Year	$ 221,563	$ 253,111

Other Information
Interest paid	$123	$284
Income taxes paid	$193,887	$144,044

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

(in thousands)	Three Months Ended 9/29/00	Three Months Ended 10/01/99	Nine Months Ended 9/29/00	Nine Months Ended 10/01/99
Revenue:
Tellabs	$870,603	$594,505	$2,310,563	$1,604,556
SALIX	--	853	269*	1,890
Consolidated total, as restated	$870,603	$595,358	$2,310,832	$1,606,446

Net Earnings (Loss):
Tellabs	$210,376	$144,040	$494,876	$370,466
SALIX	--	(4,269)	(2,532)*	(9,271)
Reversal of SALIX deferred tax valuation allowance	--	1,476	861	3,192
Consolidated total, as restated	$210,376	$141,247	$493,205	$364,387

*Represents 2000 results for SALIX prior to the acquisition; SALIX's 2000 results after the acquisition are included in Tellabs' consolidated operating results.

3. New Accounting Policies:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards that require companies to record all derivative instruments on the balance sheet at their fair value. Changes in the derivatives fair value are to be reported in earnings or other comprehensive income, as appropriate. The effective date of SFAS No. 133 was delayed twice, first by SFAS No. 137 issued in June 1999 and then by SFAS No. 138 issued in June 2000. Tellabs will adopt SFAS No. 133 in the first quarter of 2001. The Company has evaluated the impact of SFAS No. 133 and has determined that there will be no material effect on its consolidated results of operations, financial position or cash flows.

In June 2000, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101B, which extended the implementation date of SAB No. 101, "Revenue Recognition in Financial Statements," to the fourth quarter of 2000. The Company is currently evaluating the effect of SAB No. 101 and its related interpretive guidance.

4. Comprehensive Income:

Comprehensive income for the third quarter of 2000 was $160,240,000 and $157,192,000 for the third quarter of 1999. For the first nine months of 2000, comprehensive income was $388,174,000 compared to $333,017,000 for the first nine months of 1999.

5. Earnings Per Share Reconciliation:

The following table sets forth the computation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2000	1999	2000	1999
Numerator:
Net earnings	$210,376	$141,247	$493,205	$364,387

Denominator:
Denominator for basic earnings per share- weighted-average shares	410,354	405,546	409,642	404,098

Effect of dilutive securities:
Employee stock options and awards	8,806	12,389	9,304	12,384
Denominator for diluted earnings per share- adjusted weighted-average and assumed conversions	419,160	417,935	418,946	416,482

Earnings per Share	$ 0.51	$ 0.35	$ 1.20	$ 0.90
Earnings per Share, assuming dilution	$ 0.50	$ 0.34	$ 1.18	$ 0.87

Management's Discussion and Analysis

Quarter Ended September 29, 2000, Compared to Quarter Ended October 1, 1999

Highlights and Non-Comparable Items
Sales for the quarter totaled a record $870.6 million, higher than any other quarter in the Company's history and 46.2% higher than sales in the comparable period last year. This marks the 37th consecutive quarter in which sales for the current quarter surpassed prior-year levels. Net income for the quarter ended September 29, 2000, also a record, totaled $210.4 million, an increase of 48.9% compared to the third quarter of 1999. Diluted earnings per share for the third quarter of 2000 were $0.50 per share compared to $0.34 per share in the third quarter of 1999, an increase of 48.5%. Included in net earnings for the third quarter of 2000 was a pre-tax gain of $12.1 million ($8.3 million, after-tax, or $0.02 per diluted share) on the sale of stock held as an investment and a pre-tax gain of $8.6 million ($5.8 million, after-tax, or $0.01 per diluted share) on a distribution from one of the Company's technology investments. Included in net earnings for the third quarter of 1999 was a pre-tax gain of $6.9 million ($4.7 million, after-tax, or $0.01 per diluted share) on the sale of stock held as an investment and a pre-tax charge of $1.9 million ($1.3 million, after-tax) taken in connection with the acquisition of NetCore Systems, Inc. In order to provide a more accurate comparison of the Company's results of operations, the following discussion excludes the effects of the aforementioned gains and charges.

Results of Operations
Sales for the quarter ended September 29, 2000, were $870.6 million, an increase of 46.2% over the comparable period last year. The overall sales growth is primarily a result of strong sales of the Company's optical networking products, which increased 62.5% compared to the third quarter of 1999.

Optical networking products sales totaled $544.5 million for the quarter, compared to $335.1 million achieved in the prior year quarter. Strong TITAN® 5500/5500S and TITAN 532L systems sales fueled the growth in optical networking product sales. During the third quarter of 2000, the Company also made significant progress in bringing the newest members of its optical networking product family to market. Both the Tellabs' TITAN 6100 Optical Transport Switch (OTS) and the TITAN 6500 Multiservice Transport Switch (MTS) completed internal validation review, indicating that the products are ready for customer deployment. The Company expects to begin shipping the TITAN 6100 OTS in the fourth quarter of 2000, while the TITAN 6500 MTS is involved in field trials.

Broadband access product sales also showed improvement, with sales for the quarter totaling $203.8 million compared to $151.5 million attained in the third quarter of 1999. The 34.5% growth in broadband access product sales was driven mainly by robust CABLESPAN® 2300 universal telephony distribution systems sales.

Sales of next-generation switching products, while representing a substantial growth opportunity for the Company, fell to $51.3 million for the third quarter of 2000, compared to $72.5 million for the comparable period last year. The 29.3% decrease in next-generation switching product sales was attributable to lower sales of the Company's digital echo cancellers. In spite of the overall decline, next-generation switching product sales for the quarter included sales of the Company's SALIX® 7000 family of class-independent switching products, which continued to gain customer acceptance.

Revenues from Tellabs' services and solutions area totaled $65.7 million, an increase of 91.1% over the $34.4 million achieved in the third quarter of 1999. The substantial increase in revenue generated from this area primarily resulted from the strong optical networking product sales. Tellabs' services and solutions area derives revenues primarily from the installation and testing of the Company's systems.

For the quarter ended September 29, 2000, sales within the United States increased 69.3% over the comparable period last year and accounted for 72.4% of total sales. Sales outside the United States increased 7.8% and accounted for 27.6% of total sales.

Gross margin as a percentage of sales for the quarter was 53.6% compared to 59.0% for the third quarter of 1999. The reduction in gross margin as a percentage of sales was due primarily to higher component costs and parts shortages in 2000, coupled with higher sales of lower margin products.

Operating expenses for the third quarter of 2000 were $202.1 million compared to $158.9 million in the third quarter of 1999, excluding non-comparable items. As a percentage of sales, operating expenses for the third quarter of 2000 were 23.2%, an improvement of 3.5 percentage points compared to the same period last year. Research and development expenses totaled $104.3 million, an increase of 31.4% compared to the third quarter of 1999. The growth in research and development spending was attributable to Tellabs' continued efforts to bring new products to market in a timely manner. As a percentage of sales, research and development spending for the third quarter of 2000 was 12.0% compared to 13.3% last year. Marketing, general and administrative expenses for the third quarter of 2000 totaled $94.8 million, an increase of 22.1% over the comparable period in 1999. As a percentage of sales, marketing, general and administrative spending was 10.9%, a decrease of 2.1 percentage points compared with the third quarter of 1999. The decrease in marketing, general and administrative expenditures as a percentage of sales reflects the continued efforts of Tellabs' support functions to handle the current and anticipated growth of the business utilizing the most cost-effective means available.

Excluding non-comparable items, other income for the third quarter of 2000 totaled $15.3 million compared to $6.9 million achieved in the third quarter of 1999. The increase in other income resulted primarily from growth in interest income resulting from both generally higher interest rates and higher average cash balances being available for investment.

The effective tax rate for the third quarter of 2000 was 30.1% compared to 30.8% in the third quarter of 1999. Overall, the Company's 2000 and 1999 effective tax rates reflect the benefits of R&D tax credits and lower foreign tax rates as compared to the United States federal statutory rate.

Nine Months Ended September 29, 2000 Compared to Nine Months Ended October 1, 1999

Highlights and Non-Comparable Items
Sales for the nine-month period ended September 29, 2000 totaled a record $2,310.8 million, 43.8% higher than sales in the comparable period last year. Net income for the nine months ended September 29, 2000, also a record, was $493.2 million, an increase of 35.4% over the comparable year total of $364.4 million. Diluted earnings per share for the first nine months of 2000 were $1.18 per share compared to $0.87 per share achieved in the first nine months of 1999.

During the first quarter of 2000, the Company restated its results of operations, financial position and cash flows for its pooling-of-interests merger with SALIX Technologies, Inc (For more information see Note 2. Business Combinations). Also, during the first quarter of 2000, the Company recognized a pre-tax gain of $19.2 million ($12.7 million, after tax, or $0.03 per diluted share) on the sale of stock held as an investment, a pre-tax distribution from one of its technology investments of $4.6 million ($3.1 million, after tax, or $0.01 per diluted share) and a pre-tax charge of $5.8 million related to the SALIX merger ($3.8 million, after tax, or $0.01 per diluted share). During the third quarter of 2000, Tellabs recognized a pre-tax gain of $12.1 million ($8.3 million, after-tax, or $0.02 per diluted share) on the sale of stock held as an investment and a pre-tax gain of $8.6 million ($5.8 million, after-tax, or $0.01 per diluted share) on a distribution from one of the Company's technology investments. During the third quarter of 1999, Tellabs recognized a pre-tax gain of $6.9 million ($4.7 million, after-tax or $0.01 per share) on the sale of stock held as an investment and a pre-tax charge of $1.9 million ($1.3 million, after-tax) taken in connection with the acquisition of NetCore Systems, Inc. In order to provide a more accurate comparison of the Company's results of operations, the following discussion excludes the effects of the aforementioned gains and charges

Results of Operations
Sales for the first nine months of 2000 totaled $2,310.8 million, an increase of 43.8% compared to the $1,606.4 million attained during the first nine months of 1999. The growth in sales was primarily a result of higher optical networking product sales. Sales of the Company's optical networking products for the first nine months of 2000 totaled $1,466.7 million compared to $938.5 million in the first nine months of 1999. Higher TITAN 5500/5500S and TITAN 532L system sales drove the 56.3% growth in optical networking sales. Broadband access sales for the first nine months of 2000 were $515.2 million compared to $361.4 million in 1999. Strong sales of the Company's CABLESPAN 2300 universal telephony distribution system, which were partially offset by weaker sales of the Company's MartisDXX® managed access and transport system, were responsible for the growth in broadband access product sales. Sales of next-generation switching products totaled $151.5 million compared to $201.8 million in the first nine months of 1999. Lower digital echo canceller sales were the primary cause of the 24.9% decrease in next-generation switching product sales. Revenues generated during the first nine months from the installation and testing of the Company's systems totaled $164.6 million compared to $97.9 million generated during the first nine months of 1999. The 68.3% growth in installation and testing revenues resulted primarily from higher optical networking product sales in 2000.

From a geographic standpoint, sales within the United States increased 59.4% and accounted for 78.0% of overall sales. Sales outside the United States increased 7.0% and accounted for 22.0% of total sales.

Gross margin as a percentage of sales for the first nine months of 2000 was 53.2% compared to 59.5% for the first nine months of 1999. The decrease in gross margin as a percentage of sales was due primarily to higher component costs due in substantial part to certain parts shortages in 2000, along with increased sales of lower margin products.

Operating expenses, excluding non-comparable items, for the first nine months of 2000 were $591.5 million compared to $452.4 million for the first nine months of 1999. As a percentage of sales, operating expenses were 25.6% compared to 28.2% in the first nine months of 1999. Research and development expenses totaled $300.6 million, an increase of 38.1% over the comparable period last year. The increased research and development spending reflects the Company's continued efforts at bringing new products to market, coupled with the inclusion of expenditures for Tellabs Denmark, which was acquired in the third quarter of 1999. As a percentage of sales, research and development expenses remained effectively unchanged. Marketing, general and administrative expenses totaled $282.1 million, an increase of 22.7% over the comparable period last year. The growth in marketing, general and administrative spending was attributable to costs incurred with supporting the current level of growth in the Company, together with the inclusion of Tellabs Denmark spending. As a percentage of sales, marketing, general and administrative spending for the first nine months of 2000 was 12.2% compared to 14.3% for the comparable period last year. The reduction in marketing, general and administrative spending as a percentage of sales reflects Tellabs' continued efforts at controlling spending levels while still being able to support the overall growth of the business.

Other income for the first nine months of 2000, excluding non-comparable items, totaled $43.9 million compared to $22.7 million for the first nine months of 1999. The growth in other income is attributable to higher interest income, which resulted from both generally higher interest rates and higher average cash balances being available for investment in 2000.

The effective tax rate for both the first nine months of 1999 and 2000 was 31.5%. Overall, the Company's 2000 and 1999 effective tax rates reflect the benefits of R&D tax credits and lower foreign tax rates as compared with the United States federal statutory rate.

Liquidity and Capital Resources

Cash and cash equivalents at September 29, 2000, were $221.6 million compared to $310.6 million at December 31, 1999. The decrease of $89.0 million in cash and cash equivalents is primarily attributable to the combination of additional investments in the Company's marketable securities portfolio and acquisitions of property, plant and equipment outpacing cash generated from operations. During the first nine months of 2000, the Company generated $320.4 million in cash from operations primarily from record earnings adjusted for non-cash gains and charges, totaling $547.6 million, which were partially offset by growth in inventories and accounts receivable.

At September 29, 2000, the balance of accounts receivable, less allowances, was $691.3 million, an increase of 10.3% over the December 31, 1999, balance of $626.7 million. Days sales in receivables outstanding (DSO) decreased in the third quarter to 72 days compared to 80 days at the end of 1999. This decrease reflects the Company's continued efforts to reduce DSO and improve related processes.

The inventory balance of the Company at September 29, 2000, was $365.4 million, an increase of 96.6% over the December 31, 2000, balance of $185.8 million. The Company is currently maintaining higher levels of inventory to both mitigate the effects of longer lead times on certain parts, as well as to support current backlog levels, new product introductions and field trials. The balance of goodwill, intangible and other assets grew $37.7 million during the first nine months of 2000. The main drivers behind this increase were investments in various new technology-based opportunities, internally-developed prototypes and purchased software.

During the first nine months of 2000, the Company used $401.4 million in cash for investing activities, the majority of which was used to fund the Company's short-term marketable securities portfolio. At September 29, 2000, the balance of the Company's short-term marketable securities portfolio totaled $905.6 million, an increase of $248.1 million compared to the balance at December 31, 1999. Tellabs also spent $129.9 million on the acquisition of property, plant and equipment in support of its ongoing efforts to increase manufacturing capacity and office space for development and support functions. To date, the Company has spent $23.0 million on the construction of its new corporate headquarters, which is scheduled to be completed in the third quarter of 2001.

Cash generated from financing activities during the first nine months of 2000 totaled $16.5 million, principally from the exercise of employee stock options. During 2000, the Company repaid outstanding debt acquired in the SALIX merger totaling $6.5 million.

At September 29, 2000, working capital totaled $1,845.9 million compared to the December 31, 1999, total of $1,511.4 million. The Company's current ratio was 6.2 to 1 at September 29, 2000, compared to 6.5 to 1 at December 31, 1999. Management believes the current level of working capital will be sufficient to meet the Company's normal operating needs, both now and in the foreseeable future. Sufficient resources exist to support the Company's growth either through: currently available cash and cash equivalents, the conversion of marketable securities, cash generated from future operations, or short-term or long-term financing.

Forward-Looking Statements

Except for historical information, the matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. Such risks and uncertainties include, but are not limited to, economic conditions; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability and cost of components and critical manufacturing equipment; facility construction and start-ups; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to the synergies, charges, and expenses associated with business combinations and other transactions; and other risks that may be detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company's actual future results could differ materially from those discussed here. The Company undertakes no obligation to revise or update these forward-looking statements.

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

Restated Results of Director Vote
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

Set forth below is a separate restated tabulation of the votes cast for and votes withheld with respect to each nominee for director elected at this meeting:

Director	Votes For	Votes Withheld
Peter A. Guglielmi	348,718,248	6,801,753
Richard C. Notebaert	335,711,450	19,808,551
Jan H. Suwinski	350,695,032	4,824,969

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits:

Exhibit 3.2	Amended and Restated By-Laws of Tellabs, Inc.
Exhibit 10.1	Employment Agreement - Chairman of the Board
Exhibit 10.2	Employment Agreement - President and Chief Executive Officer
Exhibit 27	Financial Data Schedule

(B) Reports on Form 8-K:

     The Registrant filed a press release on August 17, 2000, announcing that Michael J. Birck was named chairman of the board of directors effective September 18, 2000. Effective that same date, Richard C. Notebaert was named president and chief executive officer of Tellabs, Inc.

     The Registrant filed a press release on October 19, 2000, announcing earnings for the quarter ended September 29, 2000.

     The Registrant filed a press release on October 19, 2000, announcing the authorization by its Board of Directors to repurchase up to 4 million shares of its outstanding common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       TELLABS, INC.
                     (Registrant)

                             /s Joan E. Ryan
                        Joan E. Ryan
                                       Chief Financial Officer

November 10, 2000
(Date)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 3.2	Amended and Restated By-Laws of Tellabs, Inc.
Exhibit 10.1	Employment Agreement - Chairman of the Board
Exhibit 10.2	Employment Agreement - President and Chief Executive Officer
Exhibit 27	Financial Data Schedule