Form 10-K
period 2000-12-29
TELLABS INC
filed 2001-03-29
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2000

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
Common shares, with $0.01 par value
(Title of Class)

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES               NO___

On February 26, 2001, 408,911,493 common shares of Tellabs, Inc., were outstanding, and the aggregate market value (based upon the closing sale price of the National Market System) of such shares held by nonaffiliates was approximately $20,062,424,581.

Documents incorporated by reference: Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 29, 2000, are incorporated by reference into Parts I and II, and portions of the registrant's Proxy Statement dated March 14, 2001, are incorporated by reference into Part III.

PART I

ITEM I. BUSINESS

Tellabs, Inc., an Illinois corporation, began operations in 1975 and became publicly owned in 1980. During 1992, the Illinois corporation merged with and into Tellabs Operations, Inc., a wholly-owned subsidiary. As a result of the merger, Tellabs Operations, Inc., became a subsidiary of Tellabs, Inc., a Delaware corporation (with its subsidiaries, unless the context indicates otherwise, Tellabs or the Company). The Company designs, manufactures, markets and services optical networking, next-generation switching and broadband access solutions. The company also provides professional services that support its solutions. Tellabs' products and services are used worldwide by the providers of communications services.

In August 1998, the Company acquired Coherent Communication Systems, Inc. (Coherent), a developer, manufacturer, and marketer of voice-quality enhancement products for wireless, satellite-based, cable communication, and wireline telecommunications systems, in a transaction accounted for as a pooling of interests. Tellabs issued approximately 22,424,000 shares of its stock in exchange for all the outstanding common shares of Coherent.

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

In February 2000, the Company acquired SALIX Technologies, Inc. (SALIX), a developer of next-generation switching solutions, in a transaction accounted for as a pooling of interests. Tellabs issued approximately 3,784,000 shares of its common stock in exchange for all the outstanding common and preferred shares of SALIX.

In February 2001, the Company completed its acquisition of Future Networks, Inc., a leader in standards-based voice and data cable modem technology, for approximately $133 million in cash, along with the assumption of outstanding stock options. The transaction was accounted for as a purchase.

Products provided by Tellabs include optical networking systems, broadband access systems and next-generation switching systems. Optical networking products include the Company's TITAN® family of digital cross-connect and optical transport systems. Broadband access products include the CABLESPAN® universal telephony distribution system; the FOCUS™ international-standard optical products obtained in the Tellabs Denmark acquisition and the Company's MartisDXX® integrated access and transport system (the MartisDXX system). Next-generation switching products include the SALIX® 7000 family of next-generation switching systems; voice quality enhancement products such as echo cancellers and special service products (SSP) such as voice frequency products.

Products recently introduced or to be introduced include the TITAN 6500 Multiservice Transport Switch (MTS), TITAN 6100 Optical Transport System (OTS), TITAN 6700 optical switch, FOCUS 6200 DWDM, VERITY™ 3000 voice-quality enhancement series, SALIX 7750 next-generation switch, FOCUS LX multiplexer and the 2700 Cable Modem Termination System (CMTS).

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

GLOBAL SYSTEMS AND TECHNOLOGIES

Optical Networking Systems
The TITAN product family consists of technologically sophisticated digital cross-connect and optical transport systems. These complex transmission systems are designed to meet or exceed domestic and international industry standards.

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

Optical networking system products accounted for approximately 64%, 59% and 56% of sales for 2000, 1999, and 1998, respectively.

Broadband Access
Since Tellabs' entry into the data communications marketplace in 1983, the Company has developed a comprehensive family of networking products to address the requirements and flexibility demanded by the users of communications services. Products within this group include the MartisDXX system, the FOCUS family of SDH transport and access networks and the CABLESPAN 2300 universal telephony distribution system.

The MartisDXX system is a complete managed access and transport network system designed for global telecommunications operators. The two main applications are business services and mobile transport network. In both cases, the powerful MartisDXX Manager Network Management System (NMS) provides end-to-end network and service management, including customer control of business services, to insure that multiple services, transmission protocols and network media are managed for optimum performance, service quality and cost efficiency.

The MartisDXX system is currently deployed in more than 200 networks and 80 countries worldwide, providing intelligent transport for mobile services and multi-service platforms for a broad range of business services, including LAN interconnect, digital leased line, frame relay and PBX interconnection. Tellabs has partnered with Nokia and Ericsson in this area, which puts the Company in a unique position to participate in the next generation of this business.

Tellabs' FOCUS family of SDH and DWDM optical transport and access solutions helps carriers build high-capacity backbone and access networks using fiber optics to offer new and differentiated services. The FOCUS product family includes synchronous digital cross-connect systems, primary, terminal and add/drop multiplexers, together with element management systems and network management systems. Together, these form complete managed network solutions for voice and data access, metropolitan area networks and regional transport networks.

A new addition to the FOCUS family in 2000 was the FOCUS 6200 system, a new dense wave division multiplexing (DWDM) platform, which enables operators to reduce the operational costs and simplify network planning. It provides multi-wavelength optical add/drop, integrated SDH interfaces and open transponder interfaces that support multiple bit rates and IP applications for distances in excess of 600 kilometers.

Also in 2000, the Company introduced the MartisDXX/FOCUS Connector, which provides an integrated management solution that enables service providers to operate the full set of MartisDXX managed access and FOCUS SDH and DWDM transport and access network elements from a single network management workstation. This approach enables operators to reduce operational costs by optimizing network resources and simplifying network planning.

Another key product within the FOCUS product family is the FOCUS LX, a flexible and scalable platform for add/drop multiplexing and 4/1 connection designed for growth. The integration of the FOCUS LX with Tellabs' mobile telephony products, such as the MartisDXX, makes it possible to design full mobile networks featuring FOCUS LX as the SDH transport layer.

For the end customer, direct SDH access means highly flexible, high-capacity connections for a range of services that can be managed end-to-end by the operator. For the operator, the benefits are improved bandwidth utilization with unified management of multiple services over a single platform, using a range of transmission media.

The Company's CABLESPAN 2300 system is a local access product developed by the Company and Advanced Fibre Communications, Inc. to address the emerging cable and alternate service provider markets. The CABLESPAN 2300 System is a next-generation, multiple services delivery system that allows cable television providers, alternate access carriers, and competitive access providers to build flexible communication networks that support the integrated delivery of video, voice, data and information services. The product provides maximum application flexibility through its ability to support a wide variety of network topologies, interface with various forms of transmission media and provide the modularity required to support both residential and business customers. The CABLESPAN system can be managed either directly from an integral interface that provides local and remote management or from a PC-based stand-alone element management system that allows the management of multiple CABLESPAN systems and supports multiple network operators while interfacing with other operational support systems.

Broadband Access products accounted for approximately 23% of sales in 2000 and 1999, and 25% of sales 1998.

Next-Generation Switching
Next-generation switching products are primarily modular in design and can be used either individually or in complex systems and assemblies. The two areas making up next generation switching are the SALIX switching solutions products and the VERITY voice-quality enhancement products. The products are designed to meet telephone industry standards, and, in many applications, they directly interface with customer premises equipment. These products enhance the ability of Tellabs' customers to provide current, emerging, and future services to their business customers through innovative products and systems that provide more cost-effective provisioning of existing basic services. In order to continue to grow this product area, state-of-the-art technology will be deployed and value-added content will be provided.

In February 2000 the Company acquired SALIX Technologies, Inc., strengthening the Company's ability to deliver next-generation converged network solutions. The SALIX 7000 family of next-generation switches features cost-effective voice to data network migration by integrating circuit switching into ATM and IP broadband infrastructures. The portfolio includes the SALIX 7720 next-generation virtual tandem switch for fixed and mobile networks. It provides PSTN-quality voice services over TDM and ATM networks and supports fax and modem traffic. The SALIX 7750 next-generation switch, designed to deliver packet and circuit-switched telephony services, serves long-haul and broadband local access applications. The SALIX 7620 softswitch is a media gateway control protocol (MGCP) device that provides seamless interconnection to the PSTN via SS7 interfaces. It works with the 7620/7720/7750 switches to map connection requests between destination endpoints in voice over packet IP cell networks and establish end-to-end connections. The SALIX 7420 integrated management system (IMS) is a SNMP-based network management system that performs consolidated alarm, event correlation and task-based workflow management for commonly-performed work functions. Tellabs has formed the SALIX SoftLink partners program, a comprehensive partnership of solutions providers focused on delivering next-generation converged services.

In 1998, the Company created the Network Enhancing Technologies Solutions Group (NETS). NETS was formed by the combination of Coherent, which was acquired in 1998, with the Network Access Systems Division of the Company. This group is focused on developing leading-edge voice quality enhancement and echo cancellation solutions.

The VERITY voice-quality enhancement products primarily address the needs of cellular companies, LECs, and IXCs, both domestically and internationally. In the case of wireline customers, the ability to control the clarity of speech quality is becoming more and more difficult, due to the deregulation of networks and the move from circuit-based to cell and packet-based networks. These networks introduce delays and other issues that are not present in circuit-based calls, including the level of speech signals during calls. In the case of wireless operators, to compete with wireline operators for call revenues, the clarity of a mobile call must be as good as a wireline call. These changes have resulted in a move away from pure echo cancellation, to providing echo cancellation as a platform for voice-quality enhancing software, such as level control and noise reduction. This development in the market has opened up opportunities, not just to provide solutions to the wireline and wireless operators worldwide, but also to the manufacturers of telecommunications products worldwide, who integrate these voice-quality enhancing solutions into their products. Competition is driving many wireline and wireless customers to re-evaluate and upgrade their existing infrastructure, based on the voice enhancing technology solutions now available. The Verity 3100 system is a high-density echo control and voice-quality enhancement (VQE) solution for digital wireless and long-distance service providers that improves voice quality and enhances network performance.

Next-generation switching products accounted for approximately 6% of sales in 2000, 12% of sales in 1999 and 14% of sales in 1998.

Emerging Products
In the optical networking system product area, the Company released the TITAN 6500 MTS and TITAN 6100 OTS and announced the development of the TITAN 6700 optical switch. The TITAN 6500 MTS enables service providers to quickly provide broadband circuits, reduce capital expenditures and minimize operations expense. This system has bigger capacity and switches broadband signals at lower cost than predecessor equipment. The TITAN 6500 MTS interfaces electrical facilities at DS3, STS-1 and optical facilities, OC-3, 12, 48 and 192, and switches lower speed signals at broadband payloads (52 MS/S - STS-1 through OC-48C (2.5 GB/S)). The first release of the TITAN 6500 MTS can carry the equivalent of 4,128,768 simultaneous Internet calls.

The TITAN 6100 OTS enables service providers to increase fiber capacity by 32 times (and beyond) with lower costs. The system also allows service providers to deliver high-speed broadband services to Internet service providers and Fortune 500 companies, thus helping to alleviate the bandwidth bottleneck of the Internet "on ramps". The TITAN 6100, in conjunction with other Tellabs solutions, allows end-to-end fiber and lightpath management.

The TITAN 6700 optical switch is the industry's largest, scalable, carrier-class, wavelength management system that forms the foundation for next-generation, dynamic optical networks. The switch allows service providers to cost-effectively manage the exponential wavelength growth realized in their backbone networks. In its initial release, the TITAN 6700 optical switch has the capacity to manage over 10 terabits of traffic. Along with wavelength management, the TITAN 6700 optical switch allows carriers to connect, aggregate, protect/restore, and switch traffic through their core transport backbone with efficiencies required by next-generation networks.

In the broadband access product area, the Company is developing next-generation data access products and service management system products. The MartisDXX system is constantly updated with new services such as integrated router modem equipment and voice services like V5.2. The long term view is to migrate towards managed IP based platforms both in the business service networks and mobile 3G (UMTS) networks.

In the fourth quarter of 2000, Tellabs, Inc. and Riverstone Networks announced a worldwide strategic alliance that expands Tellabs' broadband access portfolio to further enable cable system operators to deliver new, revenue-generating services. These new services include high-speed data, lifeline voice-over Internet protocol (VoIP), service level agreements, streaming media and virtual private networks. The first product Tellabs released, in relation to this alliance, was the CABLESPAN 2700 system, a next-generation, carrier-class cable modem termination system (CMTS).

In addition, Tellabs acquired Future Networks, a leader in standards-based voice and data cable modem technology in February 2001. This acquisition enables Tellabs to provide cable operators with an end-to-end multi-services solution based on internet protocol. Future Networks brings a complete line of cable data modems based on Data Over Cable Service Interface Specification (DOCSIS), EuroDOCSIS and PacketCable specifications to Tellabs' end-to-end solution.

The SALIX next-generation switches enable service providers to seamlessly move voice traffic onto data networks while supporting voice services. This family of switches places the Company in a high-growth market and new category, offering companies a way to rapidly create new services and increase efficiency in communications networks. A major product that was introduced in the year 2000 was the SALIX 7750 next-generation switch.

In the area of voice-quality enhancement products, the Verity 3000 series was introduced to the market in 2000. These products extend existing capabilities by improving call quality, ensuring connections are clear, free of echo and other distortions. In addition, the EC Duo® 8000 echo canceller provides wireline call quality to wireless customers in the global markets.

Competition
The Company's products are sold in global markets and compete on the following key factors: responsiveness to customer needs, product features, customer-oriented planning, price, performance, reliability, breadth of product line, technical documentation, and prompt delivery.

The optical networking product systems compete principally with Lucent Technologies, Alcatel, Nortel Networks and Ciena.

The major competitors of the broadband access products are Alcatel, Ciena, Cisco, Lucent Technologies and Nortel Networks.

The next-generation switching products currently compete in two product areas: SALIX switching solutions and voice-quality enhancements. The leading competitors for the SALIX switching solutions are Lucent Technologies, Nortel Networks and Sonus. Leading competitors for voice-quality enhancements are Ditech, Ericsson and Lucent Technologies.

GLOBAL SOLUTIONS AND SERVICES

The Company maintains a worldwide service organization whose purpose is to provide customers with a consistent suite of high-quality service offerings and technical product support focused on meeting the expanding needs of the global customer base. The Company supports its customers with a wide range of services that include network engineering and installation, service support and maintenance, classroom and on-site training, consultation and professional services, logistics management and 24-hour technical support.

The Company's application engineering, support and installation group emphasizes meeting the customer's needs for installation and integration of the Company's products and third party equipment into the customer's network. The group uses a combined workforce of Company and subcontracted personnel to provide teams of trained professionals that manage the job from the engineering stage through to the successful system integration and commissioning.

The Company's technical support group consists of highly-trained teams that focus on customer support of the TITAN 5500/5500S and 5300 series systems, CABLESPAN system, NETS, FOCUS and MartisDXX product lines and will provide support for the Company's emerging product lines. All teams utilize a Customer Management System (CMS) to capture, collect and report on data specific to product performance as well as to track overall customer profiles and the status of customer calls through to resolution.

The Company's customer training group offers an expansive choice of course offerings designed to meet the existing customer needs, as well as newly-designed course offerings that address the rapidly changing industry needs. Courses are offered at the Company's technologically-advanced training facilities and on-site at customer premises.

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

The Company's solutions services group offers a variety of professional and consultative services, including program management, network planning and enhanced product support. These innovative service offerings are designed to augment the Company's basic services and provide value-added benefits to our customers.

Revenues generated from the Company's professional services and solutions area accounted for approximately 8%, 6% and 4% of sales in 2000, 1999 and 1998, respectively.

GLOBAL SALES

Sales are generated through the Company's direct sales organization and selected distributors. The North American sales group consists of approximately 120 direct sales personnel and an additional 120 sales support personnel located throughout the United States and Canada. The international sales group consists of approximately 115 direct sales personnel, and an additional 185 sales support personnel located in Latin America, South America, Europe, the Middle East, Africa and Asia.

The North American sales organization conducts its activities from the Company's corporate headquarters and seven regional offices. The international sales organization conducts its activities from the Company's corporate headquarters, 27 regional sales offices, and three regional headquarters. The regional sales offices are generally staffed by a regional sales manager or country manager, direct sales resources, system sales engineers and additional personnel as required.

Direct orders through the Company's field organization accounted for approximately 87% of 2000 sales.

The North American sales organization is structured by market with emphasis on large customers. The international sales organization is structured to support activities on a regional basis, with "solution centers" located strategically throughout the world.

The Company has arrangements with a number of distributors of telecommunications equipment, both in North America and internationally, some of whom maintain inventories of the Company's products to facilitate prompt delivery. These distributors provide information on the Company's products through their catalogs and through trade show demonstrations. The Company's field sales force also assists the distributors with regular calls to them and their customers. Distributors, as a group, accounted for approximately 13% of 2000 sales.

CUSTOMERS

Sales to customers within the United States accounted for approximately 78%, 70% and 67% of overall sales, in 2000, 1999, and 1998, respectively. Sales to international customers accounted for approximately 22%, 30% and 33% of consolidated sales, in 2000, 1999, and 1998, respectively. The largest single group of customers the Company has are Regional Bell Operating Companies (RBOCs). Sales to this customer group accounted for approximately 30% of consolidated net sales in 2000 and 1999 and 31% in 1998, respectively. The Company believes that a loss of, or a significant reduction in purchases by RBOCs as a group, although not anticipated, could have a material adverse effect on the Company's results.

In 2000, sales to Verizon Communications, Inc. (Verizon) accounted for approximately 19.1% of consolidated net sales. In 1999, sales to SBC Communications, Inc. (SBC) and sales to Verizon accounted for approximately 11.5% and 11.0% of consolidated net sales, respectively. In 1998, sales to Verizon and SBC accounted for approximately 13.9% and 12.6% of consolidated net sales, respectively. No other customer in 2000, 1999, or 1998 accounted for more than 10% of consolidated net sales.

BACKLOG

At December 29, 2000, and December 31, 1999, backlogs were approximately $439 million and $256 million, respectively. All of the December 29, 2000, backlog is expected to be shipped in 2001. The Company considers backlog to be an indicator, but not the sole predictor, of future sales.

RESEARCH AND DEVELOPMENT

Tellabs believes that the enhancement of existing products and the development of new products are vital to the Company's long-term success. Research and development expenses were $415.2 million in 2000, $312.3 million in 1999 and $224.1 million in 1998. There are currently approximately 2,600 engineers employed at Tellabs, representing 30% of the Company's total workforce. The Company conducts research at its laboratories in Lisle, Bolingbrook and Schaumburg, Illinois; Mishawaka, Indiana; Hawthorne, New York; Burlington, Bedford, Cambridge and Wilmington, Massachusetts; Plymouth, Minnesota; Ashburn, Virginia; Germantown, Maryland; Ontario and Quebec, Canada; Ballerup, Denmark; Espoo, Oulu, Savo and Tampere, Finland; Haryana, India; and Shannon, Ireland. In addition to the Company's internal efforts to develop new technologies, Tellabs also undertakes research and development-oriented acquisitions and product-oriented alliances in order to allow the Company access to technology that is important to the future of its products. The Company plans to spend approximately $500 million to $550 million on research and development in 2001. These expenditures reflect the Company's commitment to the enhancement of existing products and development of new products designed to satisfy the needs of communications service providers worldwide.

MANUFACTURING AND EMPLOYEES

The Company assembles its products from standard components and from fabricated parts, which are manufactured by others to the Company's specifications. Such purchased items represented approximately 71% of cost of sales in 2000.

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

At December 29, 2000, the Company had 8,643 employees, of which 2,352 were employed in the sales, sales support and marketing area, 2,636 in product development, 2,939 in manufacturing, and 716 in administration. The Company considers its employee relations to be good. It is not a party to any collective bargaining agreement.

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

Through various licensing arrangements the Company grants certain rights to its intellectual property and receives certain rights to intellectual property of others. The Company expects to maintain current licensing arrangements and in the future secure licensing arrangements, as needed and to the extent available on reasonable terms and conditions, to support continued development and marketing of the Company's products. Some of such licensing arrangements require or may require the payment of royalties, and the amount of such payments may depend upon various factors, including but not limited to: the structure of royalty payments, offsetting considerations, if any, and the degree of use of the licensed technology in any products of the Company or otherwise.

BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

The Company manages its business in one business segment. Information with respect to the Company's net sales by product group, net sales by country, and net long-lived assets by country for the fiscal years ended December 29, 2000, December 31, 1999, and January 1, 1999, is set forth in Note 10 on page 39 of the registrant's Annual Report to Stockholders and is incorporated herein by reference.

ITEM 2. PROPERTIES

The Company's corporate headquarters is located on 19.1 acres of Company-owned land approximately 30 miles west of Chicago in Lisle, Illinois. Located on this property are three buildings, totaling 220,000 square feet. These buildings house the Company's headquarters, a portion of the Company's customer service, research and development and administrative functions and the majority of the optical networking group's engineering operations. In late 1999, the Company purchased approximately 55 acres of land in Naperville, Illinois; where, in April 2000, construction of a new 860,000-square foot headquarters building commenced. Occupancy is slated for the third quarter of 2001.

The Company also owns 50 acres of land in Bolingbrook, Illinois (near Lisle) where a 544,000-square foot manufacturing, engineering and office building is located. In late 2000, the Company purchased a 182,000-square foot building in Bolingbrook, in which it had previously leased 102,000 square feet. This facility will be utilized by the Company's manufacturing operations. In addition, the Company also owns approximately 75 acres of land in Round Rock, Texas, where a 127,000-square foot manufacturing facility is located. In 1999 the Company purchased 5.2 acres of land in Ashburn, Virginia adjoining their existing leased facility.

Internationally, the Company owns a 222,000-square foot facility in Ballerup, Denmark, which houses administrative and research and development functions. In Espoo, Finland, the Company owns a 154,000-square foot production and engineering facility, located on approximately 12 acres of Company-owned land. Also on this land, is a 90,000-square foot building, which is used for manufacturing. The Company also owns three office buildings in Espoo, totaling 127,000 square feet, which contains production, research and development and administrative functions. In Shannon, Ireland, the Company owns a 135,000-square foot manufacturing facility, which is built on land obtained through a long-term lease entered into during 1997.

Significant facilities leased by the Company include: a location in Bolingbrook, Illinois (54,000 square feet, total) containing administrative and research and development functions; a manufacturing facility in Drogheda, Ireland (140,000 square feet); two buildings in Warrenville, Illinois (137,000 square feet, total), which also house administrative and research and development activities; a manufacturing facility in Ronkonkoma, New York (130,000 square feet); a location in Germantown, Maryland (109,000-square feet) which houses administrative, research and development and sales activities for the Company's next-generations switching solutions; one location in Burlington, Massachusetts (60,000 square feet), which contains sales, research, production and administrative activities; three locations (93,000 square feet, total) in Lisle, Illinois used for research and development; two locations in Wilmington, Massachusetts (77,000 square feet, total) also used for research and development; a facility in Ashburn, Virginia (72,000 square feet) for research and development; in Drogheda, Ireland (140,000 square feet, total) for production, research and development, and administrative activities; two locations in Espoo, Finland (60,000 square feet, total) housing administrative and engineering functions; and two locations in Oulu and Tampere, Finland (59,000 square feet, total) for research and development

In addition to these facilities, the Company also leases six sales offices and five research and development facilities in the United States. In Canada, the Company leases one sales office and two research and development facilities. Internationally, the Company also leases five research and development facilities and various small sales offices in twenty-eight countries.

The Company owns substantially all the equipment used in its business. The Company believes that its facilities are adequate for the level of production anticipated in 2001, and that suitable additional space and equipment will be available to accommodate expansion as needed.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

FORWARD LOOKING STATEMENTS

Except for historical information, the matters discussed or incorporated by reference in Part I of this report may include forward-looking statements that involve risks and uncertainties that may affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements. The foregoing discussion should be read in conjunction with the financial statements and related notes included in the Company's Annual Report and incorporated in this report by reference in Part II, and management's discussion and analysis included in Items 7 and 8 herein.

EXECUTIVE OFFICERS OF THE REGISTRANT
Name and Business Experience	Year of Birth	Current Position
Michael J. Birck Chairman and Director; Chief Executive Officer, President and Director 1975 to 2000.	1938	Chairman and Director.

Richard C. Notebaert Chief Executive Officer, President and Director; Chairman and Chief Executive Officer, Ameritech 1994 to 1999.	1947	Chief Executive Officer, President and Director.

Brian J. Jackman President, Global Systems and Technology; Executive Vice President and Director; President, Tellabs Operations, Inc. 1993 to 1998.	1941	President, Global Systems and Technology; Executive Vice President and Director.

James A. Dite Vice President and Controller; Director of Taxes 1997 to 2000; Divisional Chief Financial Officer, USG 1992 to 1995.	1946	Vice President and Controller.

Anders Gustafsson President, Global Sales and Executive Vice President; Vice President and General Manager, Europe, Middle East and Africa 2000; Various senior sales and management positions, Motorola 1992 to 2000.	1960	President, Global Sales and Executive Vice President.

Carol Coghlan Gavin Senior Vice President, General Counsel and Secretary; Vice President, General Counsel and Secretary 1999 to 2001; Counsel, Tellabs Operations, Inc. 1998 to 1999; Vice President and General Counsel, Tellabs Operations, Inc. 1992 to 1998; Secretary, Tellabs, Inc. 1993 to 1998.	1956	Senior Vice President, General Counsel and Secretary.

John C. Kohler Senior Vice President, Global Business Operations; Vice President, Global Manufacturing 1998 to 2000; Vice President, Manufacturing, 1993 to 1998.	1952	Senior Vice President, Global Business Operations.

Stephen M. McCarthy Senior Vice President, Global Marketing; Vice President, Global Solutions and Service 1999 to 2000; Senior Vice President, Major Accounts Central Division, ADP 1997 to 1999; Vice President, Sales, Ameritech 1994 to 1997.	1954	Senior Vice President, Global Marketing.

Joan E. Ryan Executive Vice President and Chief Financial Officer; Senior Vice President, Chief Financial Officer, Alliant Foodservice, Inc. 1998 to 2000; Vice President, Finance and Chief Financial Officer, Ameritech Small Business Services 1995 to 1998.	1956	Executive Vice President and Chief Financial Officer.

Catherine E. Kozik Chief Information Officer and Senior Vice President, Global Information Services; Various management positions, information technology and engineering 1992 to 2000.	1960	Chief Information Officer and Senior Vice President, Global Information Services.

Marc L. Ugol Senior Vice President, Human Resources; Senior Vice President, Human Resources, Platinum Technology International 1996 to 1999; Corporate Director, Human Resources, System Software Associates, Inc. 1994 to 1996.	1958	Senior Vice President, Human Resources.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Tellabs' common stock is listed on the Nasdaq Stock market under the symbol TLAB and appears daily in most newspaper stock tables as Tellabs. As of February 26, 2001, there were approximately 5,367 stockholders of record and 408,911,493 outstanding shares. Tellabs is a component of the Nasdaq-100 Index and the Standard & Poor's 500 Index.

The section entitled "Common Stock Market Data" on page 49 of the Company's Annual Report to Stockholders for the year ended December 29, 2000 (the "Annual Report") is incorporated herein by reference. It is also included in Exhibit 13, as filed with the SEC. See discussion referred to in Item 7 below for dividend information.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data*
(In thousands, except per-share amounts)	2000	1999	1998	1997	1996
Net sales	$3,387,435	$2,322,370	$1,706,077	$1,280,923	$925,416
Gross profit	$1,835,386	$1,382,287	$999,978	$761,343	$533,417
Earnings before income taxes and cumulative effect of change in accounting principle	$1,109,426	$802,120	$577,650	$417,209	$190,274
Earnings before cumulative effect of change in accounting principle	$759,957	$549,663	$391,460	$275,538	$127,556
Cumulative effect of change in accounting principle	$(29,161)	--	--	--	--
Net earnings	$730,796	$549,663	$391,460	$275,538	$127,556
Earnings per share before cumulative effect of change in accounting principle	$1.86	$1.36	$0.98	$0.71	$0.33
Earnings per share before cumulative effect of change in accounting principle, assuming dilution	$1.82	$1.32	$0.96	$0.69	$0.32
Earnings per share	$1.79	$1.36	$0.98	$0.71	$0.33
Earnings per share, assuming dilution	$1.75	$1.32	$0.96	$0.69	$0.32
Stockholders' equity	$2,627,584	$2,047,505	$1,404,547	$992,164	$628,574
Total assets	$3,073,067	$2,354,625	$1,651,934	$1,250,085	$786,848
Net working capital	$1,910,134	$1,511,393	$1,054,937	$685,011	$374,666
Long-term debt	$2,850	$9,350	$3,349	$3,135	$2,904

* All amounts restated to reflect pooling-of-interests merger with SALIX Technologies, Inc. Per-share amounts also restated for stock splits in 1999 and 1996. In addition, no cash dividends per common share were paid.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2000 Highlights

The Company achieved record levels in sales ($3,387.4 million), net earnings ($730.8 million) and earnings per share ($1.75) — putting it on track to meet its objective of $6 billion in annual revenues by the year 2003. From an acquisition standpoint, Tellabs acquired SALIX Technologies, Inc. (SALIX), a leading developer of next-generation switching solutions, during the first quarter of 2000. From a product standpoint, Tellabs released the TITAN 6500 Multiservice Transport Switch (MTS) and announced a multiyear agreement to provide the system to a major carrier. The Company also added the TITAN 6100 Optical Transport Switch (OTS) to its optical networking product portfolio. In addition, Tellabs announced the TITAN 6700 optical switch, the industry’s largest intelligent optical switch. The Company also made important additions to its broadband access product group, with the release of the FOCUS 6200 DWDM platform, and its next-generation switching group, with the release of the SALIX 7750 next-generation switch and the VERITY 3000 high-density digital echo canceller.

Accounting Restatements and Non-Comparable Items — 2000 vs. 1999

During the first quarter, the Company restated its results of operations, financial position and cash flows for its pooling-of-interests acquisition of SALIX (for more information see Note 4, “Business Combinations”). Tellabs also implemented the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” (for more information see Note 3, “Change in Accounting Principle”), which required the Company to modify its revenue recognition policies to adhere to the new guidance. As a result, the 2000 results of operations were restated for this change in accounting principle.

There were also a number of other non-comparable events that took place during 2000 and 1999, which bear mentioning. Below is a table displaying the non-comparable items for 2000 and 1999 along with the adjusted financial results, excluding those items. In order to provide a more meaningful year-to-year comparison of the Company’s results of operations, all subsequent discussions will be based on the adjusted results for 2000 and 1999.

	2000 Reported	SAB 101	Non-Comparable Items	2000 Adjusted	1999 Reported	Non-Comparable Items	1999 Adjusted

Sales	$3,387.4	$58.8	—	$3,328.6	$2,322.4	—	$2,322.4
Cost of goods sold	1,552.0	16.2	—	1,535.8	940.1	—	940.1

Gross margin	1,835.4	42.6	—	1,792.8	1,382.3	—	1,382.3
Operating expenses (1)	840.4		$5.8	834.6	650.5	$1.9	648.6

Operating margin	995.0	42.6	(5.8)	958.2	731.8	(1.9)	733.7
Other income (2)	114.4		53.0	61.4	70.3	36.9	33.4

Earnings before taxes	1,109.4	42.6	47.2	1,019.6	802.1	35.0	767.1

Net earnings before cumulative effect	760.0	29.2	31.9	698.9	549.7	24.0	525.7
Cumulative effect, net	(29.2)	(29.2)	—	—	—	—	—

Net earnings	$730.8	—	$31.9	$698.9	$549.7	$24.0	$525.7
Diluted EPS	$1.75	—	$0.08	$1.67	$1.32	$0.06	$1.26

(1) 2000 results include a pre-tax charge of $5.8 million related to the SALIX merger in 2000 ($3.8 million, after-tax, or $0.01 per diluted share). 1999 results include a pre-tax charge of $1.9 million ($1.3 million, after-tax) related to the acquisition of NetCore.
(2) 2000 results include a pre-tax gain of $39.8 million on the sale of stock held as an investment ($26.9 million, after-tax, or $0.06 per diluted share) and a pre-tax gain of $13.2 million related to distributions from the Company’s technology investments ($8.8 million, after-tax, or $0.02 per diluted share). 1999 results include a pre-tax gain of $36.9 million on the sale of stock held as an investment ($25.3 million, after-tax, or $0.06 per diluted share).

Results of Operations 2000 vs. 1999

Sales for 2000 totaled $3,328.6 million, an increase of 43.3% over 1999 sales of $2,322.4 million. The growth in overall sales was primarily attributable to increased sales of optical networking products. Sales of optical networking products were $2,107.9 million in 2000, a 54.1% increase compared to $1,367.5 million in 1999. The growth in optical networking product sales was a result of continued strong demand for the Company’s TITAN 5500/5500S and TITAN 532L digital cross-connect systems. During 2000, Tellabs added two new products to its optical networking products portfolio, the previously mentioned TITAN 6500 MTS, and the TITAN 6100 OTS.

Broadband access products sales totaled $753.3 million in 2000 compared to $540.5 million in 1999. The 39.4% growth in broadband access products sales was due in large part to demand for the Company’s CABLESPAN 2300 system, coupled with the inclusion of a full year’s sales for the Company’s FOCUS international-standard optical products, obtained in the acquisition of Tellabs Denmark in the third quarter of 1999 (for more information, see Note 4, “Business Combinations”). Growth in broadband access product sales was partially offset by weaker sales of the Company’s MartisDXX managed access and transport system.

Next-generation switching product sales fell to $191.4 million in 2000, a 28.4% decrease compared to $267.5 million in 1999. The decrease in next-generation switching product sales was primarily attributable to lower sales of the Company’s digital echo cancellers. In spite of the overall decline in sales, Tellabs views next-generation switching as a future growth area for the Company. Leading that growth will be the Company’s SALIX 7000 family of next-generation switching products, which began field trials in the fourth quarter of 2000 with a Bell operating company.

Revenues from Tellabs’ professional services and solutions area totaled $261.4 million for 2000 compared to $138.3 million in 1999. The 89.1% growth in services and solutions revenue was primarily a result of the strong optical networking products sales in 2000. Tellabs’ services and solutions area generates revenues from the installation and testing of the Company’s various products.

From a geographic standpoint, sales within the United States increased 57.8% and accounted for 77.4% of overall 2000 sales. Sales outside the United States increased 9.1% and accounted for 22.6% of overall sales.

Gross margin as a percentage of sales for 2000 was 53.9%, down 5.6 percentage points from 59.5% in 1999. The decline in gross margin as a percentage of sales can be attributed primarily to higher component costs in 2000, which resulted from shortages of certain parts, coupled with increased sales of lower margin products.

Operating expenses for 2000 were $834.6 million, compared with $648.6 million in 1999. As a percentage of sales, operating expenses accounted for 25.1% in 2000, an improvement of 2.8 percentage points compared with 27.9% in 1999. Research and development expenditures were $415.2 million in 2000, compared with $312.3 million in 1999. The increase in research and development spending represents Tellabs’ continued commitment to design, develop and bring new product applications to market in a timely manner, along with the inclusion of expenditures for Tellabs Denmark, which was acquired in the third quarter of 1999. As a percentage of sales, research and development expenditures were 12.5% in 2000, compared with 13.4% in 1999.

Marketing, general and administrative expenditures totaled $407.8 million in 2000, compared with $329.1 million in 1999. The increase in marketing, general and administrative spending during 2000 reflects increased staffing and business infrastructure spending necessary to maintain the current growth of the Company, along with the inclusion of Tellabs Denmark expenditures for a full year. As a percentage of sales, marketing, general and administrative expenditures were 12.3% in 2000, compared with 14.2% in 1999. This improvement reflects Tellabs’ continued efforts to focus on cost controls and to utilize cost-effective means to support the growth of the business.

Other income for 2000 totaled $61.4 million, compared with $33.4 million in 1999. The increase in other income was attributed primarily to both higher average cash balances being available in 2000, along with generally higher returns being earned on investments.

The effective tax rate for 2000 and 1999 was 31.5%. Overall, Tellabs’ 2000 and 1999 effective tax rates reflect the benefits of research and development tax credits and lower foreign tax rates, as compared to the U.S. federal statutory rate.

Results of Operations 1999 vs. 1998

Sales for 1999 totaled $2,322.4 million, an increase of 36.1% from 1998 sales of $1,706.1 million. Optical networking products sales amounted to $1,367.5 million and drove the overall sales growth, increasing 43.5% from 1998 levels mainly due to strong TITAN 5500/5500S and TITAN 532L system sales. Broadband access product sales also posted a gain, increasing 26.3% to $540.5 million. (Included in broadband access products sales for 1999 were sales of the Company’s FOCUS international-standard optical products obtained in the acquisition of Tellabs Denmark.) Excluding the Tellabs Denmark sales, broadband access products sales increased 15.6% primarily on the strength of CABLESPAN 2300 systems sales, which were partially offset by weaker sales of the MartisDXX managed access and transport system. Next-generation switching products sales were $267.5 million, an increase of 9.3% compared with 1998 sales. Growth in next-generation switching products sales was driven mainly by sales of digital echo cancellers. Tellabs also saw revenue from the installation and testing of its systems grow 83.4% from 1998 levels.

In 1999, sales within the United States increased 42.9%, primarily on the strength of optical networking products sales, and accounted for 70.2% of total sales. Sales outside the United States increased 22.4%, mainly due to the inclusion of Tellabs Denmark sales and digital echo canceller sales, and accounted for 29.8% of total sales.

Gross margin as a percentage of sales for 1999 was 59.5%, compared with 58.6% in 1998. The increase in the gross margin percentage was due to increased efficiencies achieved by the Company’s manufacturing and customer service operations. This increase was partially offset by the higher activity in the typically lower-margin customer service area. The lower margins in customer service were partly a result of the use of outside contractors to assist in the installation of the Company’s systems.

Operating expenses totaled $648.6 million, an increase of 35.7% compared with 1998 levels. As a percentage of sales, operating expenses for 1999 amounted to 27.9% of sales, compared with 28.0% in 1998. Marketing, general and administrative expenses totaled $329.1 million, a 32.8% increase from the prior year. The growth in marketing, general and administrative expenses was primarily attributable to the increased staffing and facility expansion necessary to allow the Company to maintain its current level of business activity, as well as to take advantage of future market opportunities, coupled with the added expenditures of Tellabs Denmark. As a percentage of sales, marketing, general and administrative expenses for 1999 were 14.2%, compared with 14.5% in 1998.

Research and development expenses totaled $312.3 million, an increase of $88.2 million from 1998 levels. The growth in research and development expenses during 1999 was due to the Company’s continued efforts to bring new products to market, coupled with the inclusion of Tellabs Denmark and DSP Software Engineering, Inc. expenditures in 1999. As a percentage of sales, research and development costs increased slightly to 13.4% in 1999.

Other income for 1999 totaled $33.4 million compared with $19.8 million in 1998. The 68.1% increase in other income was due primarily to higher interest income resulting from higher average cash balances available for investment, coupled with lower foreign exchange losses in 1999.

The effective tax rate was 31.5% for 1999 and 32.2% in 1998. The decrease in the 1999 effective tax rate was primarily due to additional foreign tax benefits, increased research and development tax credits, and one-time, non-recurring tax-saving strategies. The Company’s 1999 and 1998 effective tax rates reflect the benefits of lower foreign tax rates as compared with the U.S. federal statutory rate.

The preceding 1999-to-1998 comparisons do not include the effects of the following transactions. During 1999, the Company incurred pre-tax charges of $1.9 million ($1.3 million, after-tax) related to its acquisition of NetCore. Tellabs also recognized a pre-tax gain of $36.9 million ($25.3 million, or $0.06 per diluted share after tax) on the sale of stock held as an investment. In 1998, the Company recorded a pre-tax impairment charge of $24.8 million ($16.7 million, or $0.04 per diluted share after tax) on the write-down of impaired assets at its Wireless System Division. Also, during 1998, the Company recognized pre-tax charges of $13.0 million ($8.8 million, or $0.02 per diluted share after tax) in connection with its acquisition of Coherent Communications Systems Corporation and its terminated merger with CIENA Corporation as well as a pre-tax gain of $73.4 million ($49.5 million, or $0.12 per diluted share after tax) on the sale of stock held as an investment and the settlement of related hedge contracts.

Liquidity and Capital Resources

Cash and cash equivalents at December 29, 2000, were $329.3 million, compared with $310.6 million at December 31, 1999. During 2000, Tellabs generated $426.1 million in cash from operations, principally from record earnings adjusted for non-cash gains and charges and growth in accrued liabilities, which were partially offset by increased inventory levels and growth in accounts receivable.

The balance of accounts receivable less allowances was $802.5 million, at December 29, 2000, compared with $611.2 million at December 31, 1999. Days sales in receivables outstanding (DSO) was 71 days compared with 79 days at the end of 1999. The decrease in DSO reflects Tellabs’ continued efforts to reduce collection time by improving the related processes.

On December 29, 2000, Tellabs’ inventory balance totaled $428.3 million, compared with $185.8 million at the end of 1999. The overall growth in inventories was necessary to ensure that component parts with longer lead times are available to support anticipated demand, new product introductions and field trials. The balance of goodwill, intangibles and other assets grew $58.3 million during 2000, primarily as a result of increased investments in various technology ventures, internally developed prototypes and licensed computer software.

During 2000, Tellabs used $291.3 million in cash for investing activities, most of which went to fund capital acquisitions, to increase manufacturing capacity and office space to meet the growing needs of the Company. During 1999, Tellabs announced it would expand its presence along Illinois’ high-tech corridor with the construction of its new corporate headquarters on 55 acres of land located in Naperville, Illinois. During 2000, Tellabs spent $49.7 million on the construction of the facility, which is slated for occupancy in the third quarter of 2001. Tellabs also spent $6.7 million on the construction of its new regional technology center in Germantown, Maryland. Tellabs Germantown, which houses marketing, business development, research and development, and sales activities for the Company’s next-generation switching solutions, opened in the first quarter of 2001. Tellabs also is constructing a new technology center in the Boston area, due to open in the third quarter of 2001, that will house a research and development center for optical networking, engineering support for its next-generation switching solutions, and its Cambridge Research Center, a collaborative effort with MIT. On December 29, 2000, Tellabs’ short-term marketable securities portfolio totaled $693.1 million, compared with $657.4 million on December 31, 1999.

Tellabs also used $102.1 million in cash for financing activities. During the fourth quarter of 2000, Tellabs announced a share buyback program for up to 4 million shares of the Company’s common stock. At December 29, 2000, the Company had repurchased 3 million shares for a total cost of $126.5 million. The Company primarily plans to have these shares available for employee stock programs. During 2000, the Company generated $30.9 million in cash from the exercise of employee stock options.

Working capital at December 29, 2000, totaled $1,910.1 million, compared with $1,511.4 million at the end of 1999. The Company’s current ratio was 5.6 to 1 at December 29, 2000, compared to 6.5 to 1 at December 31, 1999. Tellabs believes the current level of working capital is adequate to meet the Company’s normal operating needs, both now and in the foreseeable future. Sufficient resources exist to support the Company’s growth either through currently available cash, through cash generated from future operations, or through short-term or long-term financing.

The Company has never paid a cash dividend, and the current policy is to retain earnings to provide funds for the operation and expansion of the business. The Company does not anticipate paying a cash dividend in the foreseeable future.

Outlook

Tellabs expects continued strong sales growth in 2001. Sales growth within the United States will continue to be driven by optical networking product sales, while sales growth outside the United States will continue to be driven by broadband access product sales. From a product standpoint, the Company expects that the TITAN 6500 MTS and TITAN 6100 OTS will contribute to overall sales growth in 2001. In addition, Tellabs expects to begin field trials on the TITAN 6700 system in the second quarter of 2001, with availability slated for the fourth quarter. Backlog at the end of 2000 was $439 million, up 71% from the end of 1999. All of the backlog at December 29, 2000, is expected to be shipped in 2001. Tellabs considers backlog to be an indicator, but not the sole predictor, of future sales.

Although Tellabs is taking the steps necessary to support sales growth in the most cost-effective way possible, the Company anticipates gross margin decreasing slightly as a percentage of sales in 2001.

Total operating expenses are anticipated to be approximately 24% of planned revenues. Marketing, general and administrative expenditures and research and development expenditures are each expected to be between 12% and 13% of sales. Management believes these levels can be attained while still supporting the sales and product growth slated for 2001.

Tellabs anticipates that its effective tax rate for 2001 will be approximately 31.5%, consistent with the 2000 rate. The Company will continue to focus on global tax minimization efforts.

2001 capital expenditures are expected to be approximately $310 million. It is anticipated that 2001 working capital requirements and capital expenditures will be met with funds currently available and funds generated by future earnings.

Tellabs believes that the formation of business relationships with compatible organizations is important to future growth because it enables the Company to share in the development of new markets, products and technologies. Equally important, strategic business relationships can shorten the time it takes to bring new products and solutions to market. It is for these reasons that Tellabs will continue to pursue the establishment of such relationships.

Subsequent Events

On March 7, 2001, Tellabs announced that it was lowering its revenue and earnings per share expectations for the first quarter and full year 2001, due in part to lower than anticipated growth in CABLESPAN sales. Tellabs estimates first quarter 2001 sales to be in the range of $830 million to $865 million. The Company also anticipates earnings per share for the first quarter to be in the range of $0.35 to $0.38. For the year, Tellabs anticipates sales totaling approximately $4.35 billion to $4.4 billion, with earnings per share totaling $2.13 to $2.17.

In addition, the Company also announced it had completed its purchase of Future Networks, Inc., a leader in standards-based voice and data cable modem technology, for approximately $133 million in cash.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements that are based on management’s current expectations, estimates, forecasts and projections about the industries in which Tellabs operates and management’s beliefs and assumptions. Words such as “expects,” “ anticipates,” “believes,” “feels,” “intends,” “plans,” “forecasts, ” “predicts,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties. Such risks and uncertainties include, but are not limited to: adverse changes in economic conditions; new product acceptance; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment; facility construction and start-ups; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks that may be detailed from time to time in the Company’s filings with the SEC. The Company’s actual future results could differ materially from those predicted in such forward-looking statements. The Company undertakes no obligation to revise or update these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts business on a global basis in several major international currencies. Foreign currency risk is managed through the use of forward exchange contracts to hedge nonfunctional-currency receivables and payables that are expected to settle in less than one year. The Company does not enter into forward exchange contracts for trading purposes and all foreign exchange contract activity is carried out under a program authorized by the Company's Board of Directors. Under the program, the Company enters into contracts to hedge 90 percent of the aggregate currency exposure for any single currency. The Company assesses its outstanding currency exposure on a monthly basis. Foreign currency transaction gains and losses resulting from changes in the exchange rates are recognized in "Other Income (Expense)".

The foreign currency forward exchange contracts are used to manage exposure to changes in currency exchange rates, principally Euro, Danish Krone, Norwegian Krone and British Pound Sterling. The table that follows presents a summary of the notional value and the fair value of forward exchange rate contracts for each currency in which the Company has hedged exposure at December 29, 2000, and December 31, 1999. The notional amounts shown are the US dollar value of the agreed upon amounts in each foreign currency that will be delivered to a third party on the agreed upon date.

Currency	Notional Value Maturing in 2001	Average Contract Rate	Fair Value at 12/29/00
Forward Contracts to Sell Foreign Currencies for Euro:	(In Thousands)		(In Thousands)
United States dollar	$80,911	.93085	$80,911
Danish krone	21,694	.79609	21,718
Norwegian krone	3,749	.71892	3,754
British pound	5,553	1.600462	5,578
Swiss franc	611	3.89858	613
	$112,518		$112,574

Forward Contracts to Sell Foreign Currencies for Danish krone:
United States dollar	$7,000	8.0138	$7,000
Norwegian krone	4,732.9027		4,733
	$11,732		$11,733

Forward Contracts to Sell Foreign Currencies for British pound:
United States dollar	$750	1.4934	$750
Euro	2,391	.622278	2,393
	$3,141		$3,143

Forward Contracts to Sell Foreign Currencies for US dollars:
Canadian dollars	$7,164	.66335	$7,200
Singapore dollars	274	.578603	273
Euro	3,703	.928413	3,709
	$11,141		$11,182

Total Contracts Outstanding at December 29, 2000:	$138,532		$138,632

Currency	Notional Value Maturing in 2000	Average Contract Rate	Fair Value at 12/31/99
Forward Contracts to Sell Foreign Currencies for Finnish markka:	(In Thousands)		(In Thousands)
United States dollar	$29,700	5.7709	$29,700
Danish krone	5,232	0.7988	5,236
Norwegian krone	3,718	0.7712	3,740
British pound	3,694	9.4569	3,700
Swiss franc	1,196	3.7095	1,195
Australian dollar	326	3.8435	321
Swedish krone	77	0.6900	77
	$43,943		$43,969

Forward Contracts to Sell Foreign Currencies for Danish krone:
United States dollar	$8,600	7.1445	$8,600
Norwegian krone	1,628	0.9079	1,624
British pound	957	11.4858	963
Japanese yen	(167)	0.0724	(165)
	$11,018		$11,022

Forward Contracts to Sell Foreign Currencies for Irish punt:
United States dollar	$4,433	1.3048	$4,433
Norwegian krone	1,178	0.0960	1,198
	$5,611		$5,631

Forward Contracts to Sell Foreign Currencies for US dollars:
Canadian dollars	$4,745	1.454	$4,757
	$4,745		$4,757

Total Contracts Outstanding at December 31, 1999:	$65,317		$65,379

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto on pages 26 through 41 of the Annual Report are incorporated herein by reference. They are also included in Exhibit 13, as filed with the SEC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required, except for information relating to the executive officers of the registrant which appears at the end of Part I above, is incorporated herein by reference to the section entitled "Election of Directors" in the registrant's Proxy Statement (the "Proxy Statement") dated March 14, 2001.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:

The following Consolidated Financial Statements of Tellabs, Inc., and Subsidiaries, included in registrant's Annual Report to Stockholders for the year ended December 29, 2000, were previously incorporated by reference in Item 8:

Consolidated Balance Sheets: December 29, 2000, and December 31, 1999

Consolidated Statements of Earnings: Years ended December 29, 2000, December 31, 1999, and January 1, 1999

Consolidated Statements of Stockholders' Equity: Years ended December 29, 2000, December 31, 1999, and January 1, 1999

Consolidated Statements of Cash Flows: Years ended December 29, 2000, December 31, 1999, and January 1, 1999

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

(b) Reports on Form 8-K:

The Registrant filed a press release on January 25, 2001, announcing earnings for the quarter and year ended December 29, 2000.

The Registrant also filed a press release on March 12, 2001, which provided updated guidance on the Company's first quarter and full year 2001 revenue and earnings per share expectations, and also discussed the closing of the Future Networks, Inc. acquisition.

(c) Exhibits:
Exhibit Number	Description
2.1	Agreement and Plan of Merger Among Tellabs, Inc., Blackhawk Merger Co. and NetCore Systems, Inc. 12/
2.2	Agreement and Plan of Merger Among Tellabs, Inc., Oriole Merger Corp. and SALIX Technologies, Inc. 13/
2.3	Agreement and Plan of Merger Among Tellabs, Inc., Omaha Merger Corp. and Future Networks, Inc.
3.1	Restated Certificate of Incorporation 5/
3.2	Amended and Restated By-Laws, as amended 19/
3.3	Certificate of Amendment to Restated Certificate of Incorporation 8/
3.4	Certificate of Amendment to Restated Certificate of Incorporation 17/
4

Upon request of the Securities and Exchange Commission, registrant hereby agrees to furnish to the Commission copies of instruments (not filed) defining the rights of holders of long-term debt of the Company. (This undertaking is in lieu of a separate exhibit.)

10.1	Tellabs, Inc. Deferred Compensation Plan, as amended and its related trust, as amended 6/
10.2	Tellabs Operations, Inc. Deferred Income Plan Amendment
10.3	1981 Incentive Stock Option Plan, as amended and restated 1/
10.4	Amendment to Tellabs, Inc. 1981 Incentive Stock Option Plan 17/
10.5	1984 Incentive Stock Option Plan, as amended and restated 1/
10.6	Amendment to Tellabs, Inc. 1984 Incentive Stock Option Plan (As Amended and Restated June 26, 1992) 17/
10.7	Amendment to the Coherent Communications Systems Corporation Amended and Restated Stock Option Plan 17/
10.8	1986 Non-Qualified Stock Option Plan, as amended and restated 1/
10.9	Amendment to Tellabs, Inc. 1986 Non-Qualified Stock Option Plan (As Amended and Restated June 26, 1992) 17/
10.10	1987 Stock Option Plan for Non-Employee Corporate Directors, as amended and restated 1/
10.11	Amendment to Tellabs, Inc. 1987 Stock Option Plan for Non-Employee Corporate Directors (As Amended and Restated June 26, 1992) 17/
10.12	1989 Stock Option Plan, as amended and restated 1/
10.13	Amendment to Tellabs, Inc. 1989 Stock Option Plan (As Amended and Restated June 26, 1992) 17/
10.14	Employee Quality Stock Award Program 2/
10.15	Form of Employment Agreement 3/
10.16	1991 Stock Option Plan, as amended and restated 1/
10.17	Amendment to Tellabs, Inc. 1991 Stock Option Plan (As Amended and Restated June 26, 1992) 17/
10.18	Description of Split-Dollar Insurance Arrangement with the Michael J. Birck Irrevocable Trust 3/
10.19	Amendment to the Coherent Communications Systems Corporation Amended and Restated 1993 Equity Compensation Plan 17/
10.20	1994 Stock Option Plan 4/
10.21	Amendment to the Tellabs, Inc. 1994 Stock Option Plan 17/
10.22	Tellabs, Inc. Stock Bonus Plan for Former Employees of Steinbrecher Corporation 7/
10.23	Tellabs, Inc. Stock Bonus Plan for Former Employees of TRANSYS Networks Inc. 9/
10.24	Tellabs, Inc. Stock Bonus Plan for Former Employees of International Business Machines Corporation 9/
10.25	Amendment to the Tellabs, Inc. 1997 Stock Option Plan 17/
10.26	1998 Stock Option Plan 10/
10.27	Amendment to the Tellabs, Inc. 1998 Stock Option Plan 17/
10.28	Tellabs, Inc. Stock Bonus Plan for Former Employees of Switched Network Technologies, Inc. 11/
10.29	NetCore Systems, Inc. 1997 Stock Option Plan 14/
10.30	Tellabs Advantage Program 16/
10.31	1999 Tellabs, Inc. Stock Bonus Plan 16/
10.32	SALIX Technologies, Inc. 1998 Omnibus Stock Plan and Option Agreement Dated as of December 1, 1997 15/
10.33	Amendment to the SALIX Technologies, Inc. Omnibus Stock Plan 17/
10.34	Employment Agreement - Chairman of the Board 18/
10.35	Employment Agreement - President and Chief Executive Officer 18/
10.36	Future Networks, Inc. Stock Incentive Plan 19/
13	Annual Report to Stockholders
21	Subsidiaries of Tellabs, Inc.
23	Consent of Ernst & Young LLP

Exhibits 10.1 through 10.36 are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) hereof.

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

7/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 28, 1996 (File No. 0-9692).

8/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 27, 1997 (File No 0-9692).

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

10/ Incorporated by reference from Tellabs, Inc. Definitive Proxy Statement filed on or about March 16, 1998 (File No. 0-9692).

11/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended January 1, 1999 (File No. 0-9692).

12/ Incorporated by reference from Tellabs, Inc. Pre-Effective Amendment No. 1 to Form S-4, filed on August 5, 1999 (File No. 33-83509).

13/ Incorporated by reference from Tellabs, Inc. Pre-Effective Amendment No. 1 to Form S-4, filed on February 7, 2000 (File No. 33-95135).

14/ Incorporated by reference from Tellabs, Inc. Post-Effective Amendment No.1,on Form S-8 to Form S-4, filed on September 17, 1999 (File No. 33-83509).

15/ Incorporated by reference from Tellabs, Inc. Post-Effective Amendment No. 1 on Form S-8 to Form S-4, filed on March 13, 2000 (File No. 33-95135).

16/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 1999 (File No. 0-9692).

17/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 30, 2000 (File No. 0-9692).

18/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended September 29, 2000 (File No. 0-9692).

19/ Incorporated by reference from Tellabs, Inc. Form S-8 filed on March 5, 2001 (File No. 333-56546).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLABS, INC.
March 27, 2001 Date	By /s Richard C. Notebaert Richard C. Notebaert President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s Michael J. Birck Michael J. Birck Chairman and Director	March 27, 2001

/s Richard C. Notebaert Richard C. Notebaert President, Chief Executive Officer and Director	March 27, 2001

/s Joan E. Ryan Joan E. Ryan Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2001

/s James A. Dite James A. Dite Vice President and Controller (Principal Accounting Officer)	March 27, 2001

John J. Goossens Director

/s Peter A. Guglielmi Peter A. Guglielmi Director	March 27, 2001

/s Brian J. Jackman Brian J. Jackman President, Global Systems and Technology, Executive Vice President and Director	March 27, 2001

/s Frederick A. Krehbiel Frederick A. Krehbiel Director	March 27, 2001

/s Stephanie Pace Marshall Stephanie Pace Marshall Director	March 27, 2001

/s William F. Souders William F. Souders Director	March 27, 2001

/s Jan H. Suwinski Jan H. Suwinski Director	March 27, 2001

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Tellabs, Inc.

We have audited the consolidated balance sheets of Tellabs, Inc., and Subsidiaries as of December 29, 2000 and December 31, 1999 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 29, 2000, incorporated by reference herein. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tellabs, Inc., and Subsidiaries at December 29, 2000 and December 31, 1999, the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 3 to the financial statements, in 2000 the Company changed its method of revenue recognition.

/s Ernst & Young LLP
Ernst & Young LLP
Chicago, Illinois
January 19, 2001

TELLABS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended December 29, 2000, December 31, 1999, and January 1, 1999
(In Thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions (A)	Balance at end of year
2000 Allowance for doubtful receivables	$11,556	$18,733	$2,699	$27,590
1999 Allowance for doubtful receivables	$10,709	$3,810	$2,963	$11,556
1998 Allowance for doubtful receivables	$3,987	$7,025	$303	$10,709

NOTE:

(A) - uncollectable accounts charged off, net

Exhibit Index

2.3	Agreement and Plan of Merger Among Tellabs, Inc., Omaha Merger Corp. and Future Networks, Inc.
10.2	Tellabs Operations, Inc. Deferred Income Plan Amendment
13	Annual Report to Stockholders
21	Subsidiaries of Tellabs, Inc.
23	Consent of Ernst & Young LLP