Form 10-Q
period 2001-03-30
TELLABS INC
filed 2001-05-08
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2001

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

YES   X           NO___

Common Shares, $.01 Par Value - 409,229,965 shares outstanding on March 30, 2001.

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
(Unaudited)

	Three
	Months Ended
(In thousands, except per-share data)	3/30/01	3/31/00
Net Sales
Product	$667,387	$594,001
Services and other	104,721	37,284
	772,108	631,285
Cost of sales
Product	291,957	244,928
Services and other	74,245	54,166
	366,202	299,094
Gross Profit	405,906	332,191

Operating expenses
Marketing, general and administrative	111,060	86,966
Research and development	127,604	93,020
Merger costs	-	5,760
Goodwill amortization	4,505	3,015
	243,169	188,761

Operating Profit	162,737	143,430

Other income (expense)
Interest income	14,544	11,846
Interest expense	(169)	(57)
Other	1,730	25,982
	16,105	37,771

Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	178,842	181,201
Income taxes	56,335	60,690
Earnings Before Cumulative Effect of Change in Accounting Principle	122,507	120,511
Cumulative effect of change in accounting principle (net of tax of $13,409)	-	(29,161)
Net Earnings	$122,507	$91,350

Earnings per Share Before Cumulative Effect of Change in Accounting Principle
Basic	$0.30	$0.29
Diluted	$0.29	$0.29
Cumulative Effect of Change in Accounting Principle per Share
Basic	$-	$(0.07)
Diluted	$-	$(0.07)
Earnings per Share
Basic	$0.30	$0.22
Diluted	$0.29	$0.22

Average number of common shares outstanding	408,771	408,794
Average number of common shares outstanding, assuming dilution	416,282	418,909

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS
(Unaudited)
	March 30,	December 29,
	2001	2000
(In thousands, except share amounts)

Assets
Current Assets
Cash and cash equivalents	$ 381,428	$ 329,289
Investments in marketable securities	637,636	693,058
Accounts receivable, net	594,936	802,546
Inventories
Raw materials	250,645	211,405
Work in process	62,102	55,863
Finished goods	221,194	160,987
	533,941	428,255
Miscellaneous receivables and other current assets	54,965	69,331
Total Current Assets	2,202,906	2,322,479

Property, plant and equipment	814,525	756,895
Less: accumulated depreciation	311,510	296,134
	503,015	460,761
Goodwill, net	167,303	73,924
Intangibles and other assets, net	213,176	215,903
Total Assets	$ 3,086,400	$ 3,073,067

Liabilities
Current Liabilities
Accounts payable	$ 136,503	$ 155,006
Accrued liabilities	119,953	164,045
Income taxes	46,769	93,294
Total Current Liabilities	303,225	412,345

Long-term debt	2,850	2,850
Other long-term liabilities	26,938	24,221
Deferred income taxes	925	6,067

Stockholders' Equity
Preferred stock: authorized 5,000,000 shares of
$.01 par value; no shares issued and outstanding	-	-
Common stock: 1,000,000,000 shares of $.01 par
value; 412,229,965 and 411,182,947 shares
issued and outstanding	4,122	4,112
Additional paid-in capital	472,809	441,909
Treasury stock, at cost: 3,000,000 shares	(126,476)	(126,476)
Accumulated other comprehensive income
Cumulative translation adjustment	(154,255)	(127,018)
Unrealized net losses on
available-for-sale securities	(4,861)	(3,559)
Total accumulated other comprehensive income	(159,116)	(130,577)
Retained earnings	2,561,123	2,438,616
Total Stockholders' Equity	2,752,462	2,627,584
Total Liabilities and Stockholders' Equity	$ 3,086,400	$ 3,073,067

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
(Unaudited)

	For the Three Months Ended
	March 30,	March 31,
(In thousands)	2001	2000
Operating Activities
Net earnings	$ 122,507	$ 91,350
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	37,213	26,861
Tax benefit associated with stock option exercises	9,541	4,285
Provision for doubtful receivables	3,833	3,301
Deferred income taxes	3,709	(9,133)
Gain on investments	(657)	(25,870)
Merger costs	--	5,760
Net changes in assets and liabilities:
Accounts receivable	199,477	116,084
Inventories	(110,842)	(54,284)
Miscellaneous receivables and other current assets	1,852	808
Long-term assets	(11,142)	(27,719)
Accounts payable	(18,204)	31,316
Accrued liabilities	(41,467)	2,398
Income taxes	(46,738)	15,915
Long-term liabilities	2,799	742
Net Cash Provided by Operating Activities	151,881	181,814

Investing Activities
Acquisition of property, plant and equipment, net	(68,999)	(24,455)
Payments for purchases of investments	(205,798)	(93,619)
Proceeds from sales and maturities of
investments	258,845	71,684
Payments for acquisitions, net of
cash acquired	(89,010)	(535)
Net Cash Used in Investing Activities	(104,962)	(46,925)

Financing Activities
Proceeds from issuance of common stock	14,281	9,217
Payments of notes payable	--	(6,500)
Net Cash Provided by Financing Activities	14,281	2,717
Effect of Exchange Rate Changes on Cash	(9,061)	(7,657)
Net Increase in Cash and Cash Equivalents	52,139	129,949
Cash and Cash Equivalents at Beginning of Year	329,289	310,553
Cash and Cash Equivalents at End of Year	$ 381,428	$ 440,502

Other Information
Interest paid	$178	$44
Income taxes paid	$85,826	$36,029

The accompanying notes are an integral part of these statements.

TELLABS, INC.
NOTES TO CONDENSED CONSOLIDATED COMPARATIVE FINANCIAL STATEMENTS

1. Basis of Presentation

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year. Accordingly, the financial statements and notes herein should be read in conjunction with the Form 10-K of Tellabs, Inc. ("Tellabs" or the "Company"), for the year ended December 29, 2000.

Prior year results of operations were restated to reflect the adoption of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" during the fourth quarter of 2000. In addition, certain reclassifications have been made in the 2000 financial statements to conform with the 2001 presentation.

2. Business Combinations

In February 2001, the Company acquired Future Networks, Inc. ("FNI"), a leader in standards-based voice and cable modem technology, for approximately $135,481,000. The aggregate purchase price consisted of cash paid to the former shareholders of FNI of approximately $94,896,000, cash held in escrow of approximately $35,480,000 payable contingent upon FNI achieving certain product development milestones, the value of FNI employee stock options exchanged for Tellabs stock options of approximately $4,930,000 and other acquisition costs. The acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired business were included in the consolidated operating results of Tellabs from the date of acquisition.

The preliminary allocation of purchase price was as follows:

(In thousands)
Fair value of assets acquired	$11,339
Cost in excess of fair value	99,034
Liabilities assumed	10,372
Purchase Price (excluding contingent milestone payments)	$100,001

The total amount allocated to cost in excess of fair value is being amortized using the straight-line method over a period of seven years. Pro forma combined operating results prepared assuming the acquisition had occurred at the beginning of the year are not being presented since they would not differ materially from reported results.

3. New Accounting Policies

The Company adopted the Financial Accounting Standard Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," during the first quarter of 2001 (For more information see Note 6. "Derivative Financial Instruments").

4. Comprehensive Income

Comprehensive income for the first quarter of 2001 was $93,968,000 and $54,737,000 for the first quarter of 2000.

5. Earnings Per Share Reconciliation

The following table sets forth the computation of earnings per share:

	Three Months Ended
	March 30,	March 31,
(In thousands, except per-share amounts)	2001	2000
Numerator:
Net earnings before cumulative effect of change in accounting principle	$122,507	$120,511
Cumulative effect of change in accounting principle	-	(29,161)
Net earnings	$122,507	$91,350

Denominator:
Denominator for basic earnings per share- weighted-average shares outstanding	408,771	408,794

Effect of dilutive securities:
Employee stock options and awards	7,511	10,115
Denominator for diluted earnings per share- adjusted weighted-average shares outstanding and assumed conversions	416,282	418,909

Earnings per share before cumulative effect of change in accounting principle	$ 0.30	$ 0.29
Earnings per share before cumulative effect of change in accounting principle, assuming dilution	$ 0.29	$ 0.29
Cumulative effect of change in accounting principle per share	$ -	$ (0.07)
Cumulative effect of change in accounting principle per share assuming dilution	$ -	$ (0.07)
Earnings per Share	$ 0.30	$ 0.22
Earnings per Share, assuming dilution	$ 0.29	$ 0.22

6. Derivative Financial Instruments

Effective in the first quarter of 2001 Tellabs adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards that require companies to record all derivative instruments on the balance sheet at their fair value. Changes in the derivatives' fair value are to be reported in earnings or other comprehensive income, as appropriate.

Tellabs conducts business on a global basis in several major currencies and is subject to the risks associated with fluctuating foreign exchange rates. In response to this, Tellabs developed a foreign currency exposure management policy with the objective of mitigating the Company's financial exposure to changing foreign exchange rates, thus allowing management to focus its attention on its core business. This policy allows management to utilize derivative financial instruments, primarily foreign currency forward exchange contracts, to hedge up to 90% of existing nonfunctional currency receivables and payables that are expected to be settled in less than one year. It is the Company's policy to enter into forward exchange contacts only to the extent necessary to meet its overall goal of minimizing nonfunctional foreign currency exposures. Tellabs does not enter into forward exchange contracts for speculative purposes.

Nonfunctional foreign currency exposures are reviewed on a monthly basis and forward exchange contracts are entered into specifically to hedge these identified exposures. The principal currencies being hedged by the Company are the British pound, Danish krone, Euro and U.S. dollar.

In accordance with SFAS No. 133 all forward exchange contracts are recorded on the balance sheet at fair value. Forward exchange contracts receivable are included in other current assets, while forward exchange contracts payable are included as part of accrued liabilities in the consolidated condensed balance sheet. Changes in the fair value of these instruments are included in earnings, as part of other income and expense, in the current period. The Company's current hedging practices do not qualify for special hedge accounting treatment as prescribed in SFAS No. 133 since hedges of existing assets or liabilities that will be remeasured with changes in fair value reported currently in earnings are specifically excluded. Adoption of SFAS No. 133 had no significant impact on Tellabs' consolidated financial statements.

Derivative financial instruments involve elements of market and credit risk not recognized in the financial statements. The market risk that results from these instruments relates to changes in the foreign currency exchange rates, which is expected to be partially offset by movements in the underlying assets or liabilities being held. Credit risk relates to the risk of nonperformance by a counterparty to one of the Company's derivative transactions. Tellabs does not believe there is a significant credit risk because the counterparties are all large international financial institutions with high credit ratings. In addition, the Company also limits the amount of agreements entered into with any one financial institution in order to mitigate credit risk.

7. Subsequent Events

On April 18, 2001, Tellabs announced it was realigning its cost structure with its current expectations for lower revenue growth and also terminating the SALIX next-generation switching product effort. As a result, the Company will take a restructuring charge and other one-time charges in the second quarter for costs associated with reducing its workforce by about 550 people, consolidation of excess facilities, related fixed asset disposals, asset impairment and excess inventory. Total charges are expected to be in the range of $150 million to $225 million. The Company has also further reduced discretionary spending, generally eliminated salary increases this year, instituted a pay-cut for all corporate officers, aligned manufacturing capability with demand expectations, eliminated 450 temporary or contract positions and determined not to fill 1,100 open positions.

Management's Discussion and Analysis

Quarter Ended March 30, 2001 vs Quarter Ended March 31, 2000

Highlights, Accounting Restatements and Non-Comparable Items
Tellabs achieved record first quarter 2001 sales of $772.1 million, 22.3% higher than last year's restated first quarter results. This marks the 39th consecutive quarter in which sales for the current quarter surpassed prior-year levels. During 2000, the Company adopted SAB No. 101, "Revenue Recognition in Financial Statements," which required the Company to modify its revenue recognition policies to be in compliance with the then newly issued guidelines and related interpretive guidance. The adoption of SAB No. 101 was accounted for as a change in accounting principle with the cumulative effect of the change to prior periods reported during the first period of 2000. Earnings per share, assuming dilution for the first quarter of 2001 were $0.29 compared to $0.22 in the comparable period last year.

Besides the accounting restatement, there were also a number of non-comparable items that occurred during the first quarter of 2000 that bear mentioning. Included in earnings were a pre-tax gain of $19.2 million ($12.7 million after-tax, or $0.03 per diluted share) on the sale of a certain stock held as an investment, a pre-tax gain of $4.6 million ($3.1 million after-tax, or $0.01 per diluted share) related to a distribution from one of the Company's technology investments and a pre-tax charge of $5.8 million ($3.8 million after-tax, or $0.01 per diluted share) related to the merger with SALIX in February 2000. In order to provide a more meaningful comparison of the Company's results of operations, all subsequent discussions will exclude the effects of these items.

Results of Operations
Sales for the first quarter of 2001 totaled $772.1 million compared to sales of $631.3 million for the first quarter of 2000. Sales of the Company's products for the first quarter of 2001 totaled $667.4 million compared to $594.0 million for the comparable period last year. The 12.4% growth in product sales resulted from higher optical networking product sales, which continued to be driven by sales of the Company's TITAN® 5500/5500S and TITAN 532L systems. Sales of optical networking products totaled $481.6 million compared to $393.4 million in the first quarter of 2000. Sales of the Company's broadband access products totaled $152.9 million for the first quarter of 2001 compared to $149.2 million for the comparable period last year. The modest growth in broadband access product sales resulted from unfavorable CABLESPAN® 2300 universal telephony distribution systems sales which partially negated relatively strong sales growth for the Company's FOCUS™ international-standard optical products. The decline in CABLESPAN systems sales resulted from the changing market conditions and industry-wide capital spending reductions seen during the first quarter of 2001. Sales of the Company's voice-quality enhancement products totaled $32.9 million compared to $51.3 million in the comparable quarter last year. The decline in voice-quality enhancement equipment sales was due mainly to lower sales of the Company's digital echo cancellation products.

Revenues from the Company's professional services and solutions area totaled $104.7 million compared to $37.3 million in the first quarter of 2000. The strong growth in service revenue was attributable to installation and testing of the Company's various products that were sold during the first quarter of 2001 and latter part of 2000.

Sales within the United States, for the first quarter of 2001, accounted for approximately 79.1% of total sales, an increase of 31.4% compared to the same period last year. Sales outside the United States accounted for approximately 20.9% of total sales, and remained relatively consistent compared to the first quarter of 2000.

Gross margin as a percentage of sales for the first quarter of 2001 was 52.6%, which remained stable compared to the first quarter of 2000. Gross product margin as a percentage of product sales was 56.3% compared to 58.8% attained in the first quarter of 2000. Although setting a record for first quarter sales, the sales level achieved in 2001 was still below the Company's original expectations. As a result, product margins were negatively impacted due to the inability to absorb the manufacturing costs and expenditures that were already in place to meet the higher revenue target. Gross service margin as a percentage of service revenue improved to 29.1%, as a result of the Company's continued efforts to provide its services utilizing the most cost-effective means.

Operating expenses for the first quarter of 2001 were $243.2 million compared to $183.0 million for the first quarter of 2000. As a percentage of sales, operating expenses were 31.5%, for the first quarter of 2001, compared to 29.0% for the same period last year. Research and development expenditures totaled $127.6 million, an increase of 37.2% over the first quarter of 2000. As a percentage of sales, research and development expenditures were 16.5% compared to 14.7% in the comparable period last year. The growth in research and development spending was the result of the Company's continued efforts to develop and modify both new and existing product solutions to meet the growing needs of service providers worldwide. Selling, general and administrative expenditures for the first quarter of 2001 totaled $111.1 million compared to $87.0 million in the first quarter of 2000. The 27.7% increase in selling, general and administrative spending was the result of increased staffing related and business infrastructure expenditures determined to be necessary to meet the current and anticipated future growth of the Company. As a percentage of sales, selling, general and administrative expenditures increased to 14.4% due primarily to the fact that the Company's business was geared toward supporting a higher sales target than actually occurred.

Other income was $16.1 million for the first quarter of 2001 compared to $14.0 million for the first quarter of 2000. The 14.9% increase resulted primarily from growth in interest income earned on the Company's cash and short-term investments. As a percentage of sales, other income remained relatively stable at 2.1% of sales.

The Company's effective tax rate for the first quarter of 2001 was 31.5% compared to 33.5% for the first quarter of 2000. Tellabs effective tax rate reflects the benefits of research and development tax credits and lower foreign tax rates, as compared to the United States federal statutory rate.

Liquidity and Capital Resources

Cash and cash equivalents at March 30, 2001 totaled $381.4 million compared to $329.3 million at December 29, 2000. During the first quarter of 2001, Tellabs generated $151.9 million in cash from operations, principally from inflows from accounts receivable collections and earnings adjusted for non-cash activity. Major operating cash outflows for the quarter were funding of the Company's inventory balance, to support 2001 projected sales levels and new product introductions, payments of taxes and the payout of 2000 global incentives.

The balance of accounts receivable, less allowances at March 30, 2001, totaled $594.9 million compared to $802.5 million at December 29, 2000. The overall decrease in accounts receivable was the result of collections of record fourth quarter 2000 sales. Days sales in billed receivables outstanding ("DSO") was 70 days compared to 72 days at December 29, 2000. Decreasing DSO and improving the related processes remain important objectives of the Company.

Tellabs inventory balance at March 30, 2001 was $533.9 million compared to $428.3 million at year-end. The overall growth in inventories was the result of a number of factors including: shipments of the Company's TITAN 6500 Multiservice Transport Switch ("MTS") which were not recognized as revenue; a buildup of optical networking inventory for orders that were deferred late in the quarter; and a buildup of CABLESPAN inventory due to slower sales growth than forecasted. The balance of goodwill, intangibles and other assets increased $90.7 million during the first quarter of 2001, mainly due to the goodwill related to the FNI acquisition.

During the first quarter of 2001 the Company used $105.0 million in cash for investing activities. The principal investing use of cash during the period was the acquisition of FNI (For more information see Note 2. "Business Combinations") for $89.0 million, net of cash acquired. Tellabs had first quarter capital expenditures of $69.0 million, which were primarily to increase office space for research and development activities and staff personnel and for investments in equipment to support the production of the Company's optical networking products. During the quarter, the Company paid an additional $22.7 million towards the completion of its new corporate headquarters in Naperville, Illinois. This facility is slated for occupancy in the third quarter of 2001.

The Company's short-term marketable securities portfolio balance was $637.6 million at March 30, 2001, compared to $693.1 million at December 29, 2000. The reduction in the portfolio balance was primarily the result of the Company managing its liquidity position to meet the forecasted cash outflow requirements for the FNI acquisition, which were significantly higher than the actual cash outlay required during the first quarter.

Tellabs generated $14.3 million in cash from financing activities, principally from employee stock option exercises.

Working capital at March 30, 2001 totaled $1,899.7 million compared to $1,910.1 million at December 29, 2000. The current ratio at March 30, 2001 was 7.3 to 1 compared to 5.6 to 1 at December 29, 2000. Management believes the current level of working capital will be sufficient to meet the Company's normal operating needs, both now and in the foreseeable future. Sufficient resources exist to support the Company's growth either through currently available cash, through cash generated from future operations, or through short-term or long-term financing.

Outlook

On April 18, 2001, Tellabs provided revised guidance for the remainder of 2001 and also announced the termination of its SALIX next-generation switching product effort (For more information see Note 7. "Subsequent Events"). The Company expects sales for 2001 to be lower than originally anticipated in the range of $3.6 billion to $3.7 billion, with 2001 earnings per share expected to range between $1.55 and $1.65, excluding the goodwill from the acquisition of FNI.

Forward-Looking Statements

This Management's Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements that are based on management's current expectations, estimates, forecasts and projections about the industries in which Tellabs operates and management's beliefs and assumptions. Words such as "expects", "anticipates", "believes", "feels", "intends", "plans", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties. Such risks and uncertainties include, but are not limited to: economic changes impacting the telecommunications industry; new product acceptance; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment; facility construction and start-ups; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks that may be detailed from time to time in the Company's filings with the SEC. The Company's actual future results could differ materially from those predicted in such forward-looking statements. The Company undertakes no obligation to revise or update these forward-looking statements.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit No.	Description
Exhibit 10.1	Amendment to the Coherent Communications Systems Corporation 1993 Equity Compensation Plan
Exhibit 10.2	Tellabs, Inc. 2001 Stock Option Plan

(B) Reports on Form 8-K:

     The Registrant filed a press release on April 20, 2001, announcing earnings for the quarter ended March 30, 2001. The Registrant also announced its plan to realign expenses with its current expectations for lower revenue and earnings growth, as well as the termination of the SALIX next-generation-switching product effort.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       TELLABS, INC.
                     (Registrant)

                             /s James A. Dite
                        James A. Dite
                                              Vice President and Controller
                                              (Principal Accounting Officer)

May 8, 2001
(Date)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 10.1	Amendment to the Coherent Communications Systems Corporation 1993 Equity Compensation Plan
Exhibit 10.2	Tellabs, Inc. 2001 Stock Option Plan