Form 10-Q
period 2001-06-29
TELLABS INC
filed 2001-08-09
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001

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

YES   X           NO___

Common Shares, $.01 Par Value - 409,773,339 shares outstanding on June 29, 2001.

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

SIGNATURE

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF EARNINGS
(Unaudited)

	Three		Six
	Months Ended		Months Ended
(In thousands, except per-share data)	6/29/01	6/30/00	6/29/01	6/30/00
Net Sales
Product	$407,701	$716,596	$1,075,088	$1,310,597
Services and other	101,694	68,864	206,415	106,148
	509,395	785,460	1,281,503	1,416,745
Cost of sales
Product	375,570	298,690	667,527	543,618
Services and other	87,250	64,733	161,495	118,899
	462,820	363,423	829,022	662,517
Gross Profit	46,575	422,037	452,481	754,228

Operating expenses
Marketing, general and administrative	107,707	100,326	218,767	187,292
Research and development	110,624	103,284	238,228	196,304
Merger costs	-	-	-	5,760
Restructuring Expenses	83,757	-	83,757	-
Goodwill amortization	5,975	2,774	10,480	5,789
	308,063	206,384	551,232	395,145

Operating Profit (Loss)	(261,488)	215,653	(98,751)	359,083

Other income (expense)
Interest income	11,255	14,402	25,799	26,248
Interest expense	(138)	(340)	(307)	(397)
Other	3,584	513	5,314	26,495
	14,701	14,575	30,806	52,346

Earnings (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(246,787)	230,228	(67,945)	411,429
Income taxes	(72,085)	73,100	(15,750)	133,790
Earnings (Loss) Before Cumulative Effect of Change in Accounting Principle	(174,702)	157,128	(52,195)	277,639
Cumulative effect of change in accounting principle (net of tax of $13,409)	-	-	-	(29,161)
Net Earnings (Loss)	$(174,702)	$157,128	$(52,195)	$248,478

Earnings (Loss) per Share Before Cumulative Effect of Change in Accounting Principle
Basic	$(0.43)	$0.38	$(0.13)	$0.68
Diluted	$(0.43)	$0.38	$(0.13)	$0.66
Cumulative Effect of Change in Accounting Principle per Share
Basic	$ -	$ -	$ -	$(0.07)
Diluted	$ -	$ -	$ -	$(0.07)
Earnings (Loss) per Share
Basic	$(0.43)	$0.38	$(0.13)	$0.61
Diluted	$(0.43)	$0.38	$(0.13)	$0.59

Average number of common shares outstanding	409,514	409,779	409,143	409,287
Average number of common shares outstanding, assuming dilution	409,514	418,770	409,143	418,839

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS
(Unaudited)
	June 29,	December 29,
	2001	2000
(In thousands, except share amounts)

Assets
Current Assets
Cash and cash equivalents	$ 418,151	$ 329,289
Investments in marketable securities	616,174	693,058
Accounts receivable, net	411,701	802,546
Inventories
Raw materials	194,127	211,405
Work in process	56,446	55,863
Finished goods	223,005	160,987
	473,578	428,255
Deferred tax assets	104,740	29,773
Miscellaneous receivables and other current assets	32,053	39,558
Total Current Assets	2,056,397	2,322,479

Property, plant and equipment	835,013	756,895
Less: accumulated depreciation	325,591	296,134
	509,422	460,761
Goodwill, net	171,443	73,924
Intangibles and other assets, net	207,841	215,903
Total Assets	$ 2,945,103	$ 3,073,067

Liabilities
Current Liabilities
Accounts payable	$ 111,757	$ 155,006
Accrued liabilities	106,925	164,045
Accrued restructuring and other charges	100,014	-
Income taxes	-	93,294
Total Current Liabilities	318,696	412,345

Long-term debt	2,850	2,850
Accrued long-term restructuring charges	25,333	-
Other long-term liabilities	27,994	24,221
Deferred income taxes	-	6,067

Stockholders' Equity
Preferred stock: authorized 5,000,000 shares of
$.01 par value; no shares issued and outstanding	-	-
Common stock: 1,000,000,000 shares of $.01 par
value; 412,773,339 and 411,182,947 shares
issued and outstanding	4,128	4,112
Additional paid-in capital	483,331	441,909
Treasury stock, at cost: 3,000,000 shares	(126,476)	(126,476)
Accumulated other comprehensive income
Cumulative translation adjustment	(177,542)	(127,018)
Unrealized net gains (losses) on
available-for-sale securities	368	(3,559)
Total accumulated other comprehensive income	(177,174)	(130,577)
Retained earnings	2,386,421	2,438,616
Total Stockholders' Equity	2,570,230	2,627,584
Total Liabilities and Stockholders' Equity	$ 2,945,103	$ 3,073,067

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
(Unaudited)

	For the Six Months Ended
	June 29,	June 30,
(In thousands)	2001	2000
Operating Activities
Net earnings (loss)	$ (52,195)	$ 248,478
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
Restructuring and other charges, net of cash paid	254,610	-
Depreciation and amortization	75,730	54,789
Tax benefit associated with stock option exercises	14,783	8,716
Provision for doubtful receivables	17,993	4,279
Deferred income taxes	(82,424)	(8,803)
Gain on investments	(3,289)	(25,836)
Merger costs	-	5,760
Net changes in assets and liabilities:
Accounts receivable	364,846	54,637
Inventories	(144,965)	(113,241)
Miscellaneous receivables and other current assets	5,223	(3,785)
Long-term assets	(30,151)	(46,917)
Accounts payable	(53,621)	50,184
Accrued liabilities	(54,244)	15,714
Income taxes	(98,581)	2,551
Long-term liabilities	3,922	1,269
Net Cash Provided by Operating Activities	217,637	247,795

Investing Activities
Acquisition of property, plant and equipment, net	(128,285)	(64,195)
Payments for purchases of investments	(293,611)	(254,055)
Proceeds from sales and maturities of
investments	382,047	140,232
Payments for acquisitions, net of
cash acquired	(89,010)	(535)
Net Cash Used in Investing Activities	(128,859)	(178,553)

Financing Activities
Proceeds from issuance of common stock	18,770	18,308
Payments of notes payable	-	(6,500)
Net Cash Provided by Financing Activities	18,770	11,808
Effect of Exchange Rate Changes on Cash	(18,686)	(12,003)
Net Increase in Cash and Cash Equivalents	88,862	69,047
Cash and Cash Equivalents at Beginning of Year	329,289	310,553
Cash and Cash Equivalents at End of Year	$ 418,151	$ 379,600

Other Information
Interest paid	$305	$87
Income taxes paid	$143,364	$116,353

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

2. Restructuring and Other Charges

On April 18, 2001, Tellabs initiated a plan to restructure its current business operations and terminate the SALIX and NetCore next-generation switching product efforts. The decision to restructure the Company's current operations was based on the recent slowdown in spending by the major telecommunications carriers, which resulted in revised business forecasts pointing to a decrease in revenue growth. As a result, the Company formulated a plan to align its cost structure with the revised outlook for the business. The decision to exit the SALIX and NetCore next-generation switching product efforts was the result of a multi-year unprofitable business forecast, which was based on analysis of current and future market conditions and direct customer interaction. Major components of the restructuring plan included: the exiting of the SALIX and NetCore next-generation switching product efforts; a strategic assessment of worldwide manufacturing capacity to better align capacity to individual product demand; a workforce reduction associated with the manufacturing capacity alignment; an assessment of global inventory levels; an analysis of outstanding purchase commitments and a review of all leased facilities, in conjunction with the completion of the Company's new corporate headquarters.

In conjunction with this plan, the Company recorded restructuring and other charges totaling $261,639,000 in the second quarter of 2001. Below is an analysis and discussion of the restructuring and other charges by major income statement classification:

(in thousands)
Income Statement Classification	Description of Charges	Accrual	Non-Cash Activity	Cash Activity	Balance at June 29, 2001

Net Product Sales	Reversal of SALIX revenue	$6,224	$2,852	$ -	$9,076
Product Cost of Sales	Inventory write-offs	90,731	(90,731)	-	-
	Purchase commitments	78,025	-	(510)	77,515
	Current asset write-offs	2,902	(2,902)	-	-
Restructuring	Severance and related	6,891	(112)	(5,705)	1,074
	Consolidation of excess facilities	38,450	-	(814)	37,636
	Disposal of property, plant and equipment	27,718	(27,718)	-	-
	Other asset write-offs	10,698	(10,652)	-	46

		$261,639	$(129,263)	$(7,029)	$125,347

Included in net product sales was a reversal of previously recognized sales of the Company's SALIX 7750 product totaling $6,224,000. In addition, the Company also reversed deferred revenue of $2,852,000 related to SALIX product sales. The Company intends to refund the $9,076,000 that it was paid during the remainder of 2001.

Included in product cost of sales were restructuring and other charges totaling $171,658,000. Of that total, $90,731,000 related to write-offs of excess and obsolete inventory, $78,025,000 related to accruals for outstanding non-cancelable inventory purchase commitments, with the remainder related to write-offs of prepaid royalties and licenses related to the SALIX product line. Below is a breakdown of the inventory and purchase commitment charges by product line:

(amounts in thousands)

Product Line	Inventory Write-Off	Purchase Commitments

SALIX/NetCore	$31,085	$8,781
Broadband Access	34,865	49,747
Other	24,781	19,497

Total	$90,731	$78,025

The SALIX/NetCore charges related directly to the exit of that business. The broadband access charges related primarily to the recently reduced demand for the CABLESPAN 2300, which resulted in a build-up of residential service units that will be superseded by new, upgraded units. The other charges were comprised primarily of common components and piece parts that were a direct result of the lower forecasted overall product demand.

From a balance sheet perspective, the inventory write-offs were taken directly against inventory, while the purchase commitments were recorded to accrued restructuring and other charges. From a cash requirement perspective, the Company is actively working with suppliers to settle the outstanding purchase commitments by the end of 2001.

Below is a breakdown of the $83,757,000 in restructuring expenses by type:

Severance and related expenses
The restructuring program will result in the reduction of approximately 550 employees throughout the world. Workforce reductions began in April 2001, and are expected to conclude in the fourth quarter of 2001. The Company recorded a charge of $6,891,000 for severance pay and related fringe benefits. In addition to these reductions, the Company also eliminated approximately 450 temporary or contract positions and will not fill approximately 1,100 open positions.

From a balance sheet standpoint, the severance and related expenses were charged to accrued restructuring and other charges. To date, approximately $5,817,000 has been charged against this reserve, principally for the cash payment of severance pay to terminated employees. The remainder of the severance and related expenditures are expected to be paid by the end of 2001.

Consolidation of excess facilities
The Company recorded charges of $38,450,000 related to the consolidation of excess facilities. The charges relate primarily to lease cancellation and non-cancelable lease costs associated with the closure of the SALIX facility in Germantown, Maryland; the closure of the NetCore facility in Wilmington, Massachusetts and the consolidation of a variety of leased buildings in Illinois, Massachusetts and Georgia, that will no longer be needed as a direct result of the headcount reductions outlined above and the decision not to fill 1,100 open positions.

From a balance sheet standpoint, $13,117,000 will be paid during the next year and was recorded to accrued restructuring and other charges. Of that total, approximately $814,000 has been paid. The remaining $25,333,000 was recorded in a long-term liability account. It is expected that these amounts will be substantially paid by 2003.

Disposal of property, plant and equipment and write-off of other assets
Tellabs recorded charges of $38,416,000 related to the disposal of property, plant and equipment and other long-term assets. Property, plant and equipment that was disposed of totaled $27,718,000 and consisted primarily of leasehold improvements, lab and data equipment and furniture. Other assets written off totaled $10,698,000 and consisted primarily of capitalized prototypes related to the SALIX next-generation switching product effort.

Overall, the restructuring actions outlined above are expected to reduce the Company's overall cost structure by approximately 5% to 6%.

As previously announced, the Company is continuing to review ways to reduce operating expenses as part of an overall effort to align its cost structure and asset base with business expectations. Management is currently studying various alternatives including additional headcount reductions, further consolidation of facilities to achieve operating efficiencies, and other related actions. Appropriate restructuring and other charges, should they be required, would be recognized in third quarter 2001 results.

3. Business Combinations

In February 2001, the Company acquired Future Networks, Inc. ("FNI"), a leader in standards-based voice and cable modem technology, for up to approximately $135,481,000. The aggregate purchase price consisted of cash paid to the former shareholders of FNI of approximately $94,896,000, cash held in escrow of approximately $35,480,000 payable contingent upon FNI achieving certain product development milestones, the value of FNI employee stock options exchanged for Tellabs stock options of approximately $4,930,000 and other acquisition costs.

During the second quarter of 2001, FNI achieved its first product development milestone, which entitles the former shareholders to receive a total cash payment of $11,010,000 from the escrow account. As a result, Tellabs accrued for the milestone payment which will be made during the third quarter. After this payment, there will be $24,470,000 remaining in the escrow account contingent upon FNI achieving its additional product milestones.

The FNI acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired business were included in the consolidated operating results of Tellabs from the date of acquisition.

The preliminary allocation of purchase price was as follows:

(In thousands)

Fair value of assets acquired	$11,339
Cost in excess of fair value	110,044
Liabilities assumed	10,372
Purchase Price (including the first contingent milestone payment)	$111,011

The total amount allocated to cost in excess of fair value is being amortized using the straight-line method over a period of seven years. Pro forma combined operating results prepared assuming the acquisition had occurred at the beginning of the year are not being presented since they would not differ materially from reported results.

4. New Accounting Policies

The Company adopted the Financial Accounting Standard Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," during the first quarter of 2001 (For more information see Note 7. "Derivative Financial Instruments").

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations that has been used in the past by the Company to account for some of its acquisitions. SFAS No. 141 also modifies the criteria to recognize intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will instead be subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives.

Tellabs will immediately follow the business combinations guidance set forth in SFAS No. 141 for any future acquisitions. The non-amortization provisions of SFAS No. 142 will be implemented during the first quarter of 2002. The Company expects an increase of approximately $28 million in pre-tax earnings during 2002 as a result of this accounting change. The Company will perform the required transitional impairment test of goodwill during the first quarter of 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

5. Comprehensive Income

Comprehensive income (loss) for the second quarter of 2001 was $(192,760,000) and $138,787,000 for the second quarter of 2000. For the first six months of 2001, comprehensive income (loss) was $(98,792,000) compared to $193,542,000 for the first six months of 2000.

6. Earnings Per Share Reconciliation

The following table sets forth the computation of earnings per share:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands, except per-share amounts)	2001	2000	2001	2000
Numerator:
Net earnings (loss) before cumulative effect of change in accounting principle	$(174,702)	$157,128	$(52,195)	$277,639
Cumulative effect of change in accounting principle	-	-	-	(29,161)
Net earnings (loss)	$(174,702)	$157,128	$(52,195)	$248,478

Denominator:
Denominator for basic earnings per share- weighted-average shares outstanding	409,514	409,779	409,143	409,287

Effect of dilutive securities:
Employee stock options and awards	-	8,991	-	9,552
Denominator for diluted earnings per share- adjusted weighted-average shares outstanding and assumed conversions	409,514	418,770	409,143	418,839

Earnings (loss) per share before cumulative effect of change in accounting principle	$ (0.43)	$ 0.38	$ (0.13)	$ 0.68
Earnings (loss) per share before cumulative effect of change in accounting principle, assuming dilution	$ (0.43)	$ 0.38	$ (0.13)	$ 0.66
Cumulative effect of change in accounting principle per share	$ -	$ -	$ -	$ (0.07)
Cumulative effect of change in accounting principle per share assuming dilution	$ -	$ -	$ -	$ (0.07)
Earnings (loss) per share	$ (0.43)	$ 0.38	$ (0.13)	$ 0.61
Earnings (loss) per share, assuming dilution	$ (0.43)	$ 0.38	$ (0.13)	$ 0.59

7. Derivative Financial Instruments

Effective in the first quarter of 2001, Tellabs adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards that require companies to record all derivative instruments on the balance sheet at their fair value. Changes in the derivatives' fair value are to be reported in earnings or other comprehensive income, as appropriate.

Tellabs conducts business on a global basis in several major currencies and is subject to the risks associated with fluctuating foreign exchange rates. In response to this, Tellabs developed a foreign currency exposure management policy with the objective of mitigating financial exposure to changing foreign exchange rates, to enable management to focus its attention on its core business. This policy contemplates use of derivative financial instruments, primarily foreign currency forward exchange contracts, to hedge up to 90% of existing nonfunctional currency receivables and payables that are expected to be settled in less than one year. It is the Company's policy to enter into forward exchange contracts only to the extent necessary to meet its overall goal of minimizing nonfunctional foreign currency exposures. Tellabs does not enter into forward exchange contracts for speculative purposes.

Nonfunctional foreign currency exposures are reviewed on a monthly basis and forward exchange contracts are entered into specifically to hedge these identified exposures. The principal currencies currently being hedged by the Company are the British pound, Danish krone, Euro and U.S. dollar.

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

Management's Discussion and Analysis

Quarter Ended June 29, 2001 Compared to Quarter Ended June 30, 2000

Significant Events and Non-Comparable Items
Net Sales for the quarter ended June 29, 2001, were $509.4 million, down 35.1% compared to sales of $785.5 million achieved during the second quarter of 2000. During 2000, Tellabs adopted SAB No. 101, "Revenue Recognition in Financial Statements," which required the Company to modify its revenue recognition policies to be in compliance with the then newly issued guidelines and related interpretive guidance. The adoption of SAB No. 101 was accounted for as a change in accounting principle with the cumulative effect of the change to prior periods reported during the first quarter of 2000.

Tellabs reported a net loss of $174.7 million for the second quarter of 2001, compared to net income of $157.1 million for the same period last year. Net loss per diluted share outstanding was $0.43 per share for the quarter ended June 29, 2001, compared to net earnings per diluted share outstanding of $0.38 per share for the second quarter of 2000. Included in second quarter 2001 earnings were charges totaling $261.6 million related to the Company's efforts to realign its cost structure with its current expectations for lower revenue growth, coupled with the Company's termination of its SALIX and NetCore next-generation switching product effort (For more information, see Note 2. "Restructuring and Other Charges"). The chart below presents pro forma financial information for the second quarter of 2001, excluding the restructuring and other charges. For comparability purposes, all subsequent quarterly comparisons will be based on this pro forma financial information.
(In thousands, except per share amounts)	Quarter Ended June 29, 2001	Restructuring and other charges	Pro forma June 29, 2001

Net Sales
Product	$407,701	$(6,224)	$413,925
Services and other	101,694	-	101,694

	509,395	(6,224)	515,619
Cost of sales
Product	375,570	171,658	203,912
Services and other	87,250	-	87,250

	462,820	171,658	291,162

Gross Profit	46,575	(177,882)	224,457

Marketing, general and administrative	107,707	-	107,707
Research and development	110,624	-	110,624
Restructuring	83,757	83,757	-
Goodwill	5,975	-	5,975

Operating Expenses	308,063	83,757	224,306

Operating Profit (Loss)	(261,488)	(261,639)	151

Earnings (Loss) before Income Taxes	(246,787)	(261,639)	14,852

Income Taxes	(72,085)	(76,765)	4,680

Net Earnings (Loss)	$(174,702)	$(184,874)	$10,172

Earnings (Loss) per Diluted Share	$(0.43)	$(0.45)	$0.02

Average Diluted Shares Outstanding	409,514	409,514	414,834

Results of Operations
Net product sales for the quarter ended June 29, 2001, totaled $413.9 million, a decrease of 42.2% compared to the quarter ended June 30, 2000, stemming from an industry-wide slowdown in customers' equipment purchases. The overall decrease in product sales was driven primarily by lower optical networking product sales. Sales of optical networking products for the second quarter of 2001 were $221.2 million, compared to $513.1 million for the same period last year. The primary driver behind the decrease in optical networking sales was weaker TITAN® 5500/5500S and TITAN 532L systems sales. During the second quarter of 2001, the Company recognized first revenues from sales of two of its new major products: the TITAN 6500 Multiservice Transport Switch ("MTS") and the TITAN 6100 Optical Transport Switch ("OTS"). The Company expects these new products to become a more significant contributor to overall sales in the future. Sales of the Company's broadband access products were $147.8 million compared to $156.0 million in the second quarter of 2000. The reduction in broadband access product sales was a result of lower CABLESPAN® 2300 universal telephony distribution systems sales, which negated relatively strong gains achieved by the Company's FOCUS™ international-standard optical products and increased MartisDXX® managed access and transport systems sales. Sales of the Company's voice quality enhancement products totaled $44.9 million for the second quarter of 2001, compared to $47.4 million for the same period last year. The decrease in voice quality enhancement product sales was attributed mainly to lower sales of Tellabs' echo cancellation products.

Net services and other revenues for the quarter ended June 29, 2001, totaled $101.7 million, an increase of 47.7% compared to the second quarter of 2000. Net services and other revenues consist primarily of revenues generated from the Company's professional services and solutions area. The strong revenue growth achieved by the Company's professional services and solutions area was due to the installation and testing of the Company's products that were sold during the first half of 2001 and latter part of 2000.

Sales within the United States, for the second quarter of 2001, decreased 42.6% compared to the same period last year and accounted for approximately 71.4% of total sales. Sales outside the United States grew 2.5% over the second quarter of 2000, and accounted for approximately 28.6% of total sales.

Gross margin as a percentage of sales, for the quarter ended June 29, 2001, was 43.5% compared to 53.7% for the second quarter of 2000. Gross product margin as a percentage of sales for the second quarter of 2001 was 50.7% compared to 58.3% for the same period last year. The decrease in gross product margin as a percentage of sales was attributable to a variety of factors including: decreased sales volume of the Company's TITAN 5500/5500S systems and lower absorption of fixed manufacturing costs due to decreased product sales. Gross services and other margin as a percentage of sales was 14.2% for the second quarter of 2001, compared to 6.0% for the same period last year. The improvement in gross services and other margin as a percentage of sales was attributable to the Company's continued efforts to perform its services and installations utilizing the most cost-effective means available.

Operating expenses for the quarter ended June 29, 2001 totaled $224.3 million compared to $206.4 million for the quarter ended June 30, 2000. As a percentage of sales, operating expenses for the second quarter of 2001, were 43.5% compared to 26.3% for the same period last year. Research and development expenditures for the second quarter of 2001, totaled $110.6 million, an increase of 7.1% over the comparable period last year. The growth in research and development expenditures was attributable to new product development costs for the Company's optical networking product line, along with the inclusion of development costs from FNI, which was acquired in February 2001 (For more information, see Note 3. "Business Combinations"). These increased expenditures were partially offset by cost savings recognized as a result of the Company's decision to exit the SALIX and NetCore next-generation switching product area. As a percentage of sales, research and development expenditures were 21.5% compared to 13.1% for the second quarter of 2000. The growth in research and development expenditures as a percentage of sales was attributable primarily to lower overall sales in 2001. Tellabs anticipates research and development expenditures for the remainder of 2001 to decrease due primarily to the cancellation of its SALIX and NetCore next-generation switching efforts and the Company's reprioritization of its research and development activities. Overall, Tellabs continues to invest in research and development activities, both to develop new products and to modify existing technologies to meet the needs of its customers. Marketing, general and administrative expenditures for the second quarter of 2001, totaled $107.7 million, an increase of 7.4% over the comparable quarter last year. The growth in selling, general and administrative expenditures was primarily the result of staffing and business infrastructure expenditures initiated to support the Company's original growth estimates for the business. Marketing, general and administrative spending as a percentage of sales was 20.9% compared to 12.8% for the second quarter of 2000. Based upon the changing market conditions in the telecommunications industry during the first half of 2001, Tellabs has re-evaluated its short-term growth prospects and has undertaken a company wide initiative to align expenditures with its lower short-term growth forecasts. The Company anticipates that its cost control efforts will reduce marketing, general and administrative spending over the remainder of 2001.

As previously discussed, included in second quarter 2001 earnings were charges totaling $261.6 million related to the Company's restructuring efforts (For more information, see Note 2. "Restructuring and Other Charges"). The Company is continuing to review ways to reduce operating expenses as part of an overall effort to align its cost structure and asset base with business expectations. Management is currently studying various alternatives including additional headcount reductions, further consolidation of facilities to achieve operating efficiencies, and other related actions. Appropriate restructuring and other charges, should they be required, would be recognized in third quarter 2001 results.

Other income for the quarter ended June 29, 2001, totaled $14.7 million compared to $14.6 million for the second quarter of 2000. Interest income for the second quarter of 2001 totaled $11.3 million, a decrease of 21.9% compared to the second quarter of 2000. The reduction in interest income was a function both of lower prevailing interest rates on investments and lower cash balances available for investment. The decrease in interest income was partially offset by growth in other income, which resulted mainly from gains on investment activity.

The effective tax rate for the quarter ended June 29, 2001 was 31.5% compared to 31.8% for the comparable period last year. Tellabs effective tax rate reflects the benefits of research and development tax credits and lower foreign tax rates, as compared to the United States federal statutory rate.

Six Months Ended June 29, 2001 Compared to Six Months Ended June 30, 2000

Significant Events and Non-Comparable Items
Net sales for the six months ended June 29, 2001, totaled $1,281.5 million, a decrease of 9.5% compared to $1,416.7 million for the same period last year. As previously mentioned, Tellabs adopted SAB No. 101, "Revenue Recognition in Financial Statements," during 2000. The adoption of SAB No. 101 was accounted for as a change in accounting principle with the cumulative effect of the change to prior periods reported during the first period of 2000.

Tellabs reported a net loss of $52.2 million for the first half of 2001, compared to net income of $248.5 million for the same period last year. Net loss per diluted share outstanding was $0.13 per share for the first six months of 2001, compared to net earnings per diluted share outstanding of $0.59 per share for the first half of 2000. Included in 2001 earnings were charges totaling $261.6 million related to the Company's efforts to realign its cost structure with its current expectations for lower revenue growth, coupled with the Company's termination of its SALIX and NetCore next-generation switching product effort (For more information, see Note 2. "Restructuring and Other Charges"). The chart below presents pro forma financial information for the six months ended June 29, 2001, excluding the restructuring and other charges.

(In thousands, except per share amounts)	Six Months Ended June 29, 2001	Restructuring and other charges	Pro forma June 29, 2001

Net Sales
Product	$1,075,088	$(6,224)	$1,081,312
Services and other	206,415	-	206,415

	1,281,503	(6,224)	1,287,727
Cost of sales
Product	667,527	171,658	495,869
Services and other	161,495	-	161,495

	829,022	171,658	657,364

Gross Profit	452,481	(177,882)	630,363

Marketing, general and administrative	218,767	-	218,767
Research and development	238,228	-	238,228
Restructuring	83,757	83,757	-
Goodwill	10,480	-	10,480

Operating Expenses	551,232	83,757	467,475

Operating Profit (Loss)	(98,751)	(261,639)	162,888

Earnings (Loss) before Income Taxes	(67,945)	(261,639)	193,694

Income Taxes	(15,750)	(76,765)	61,015

Net Income (Loss)	$(52,195)	$(184,874)	$132,679

Earnings (Loss) per Diluted Share	$(0.13)	$(0.45)	$0.32

Average Diluted Shares Outstanding	409,143	409,143	415,558

Included in earnings for the first six months of 2000, were charges of $5.8 million ($0.01 per diluted share) related to the Company's merger with SALIX, a gain of $19.2 million ($0.03 per diluted share) on the sale of a certain stock held as an investment and a gain of $4.6 million ($0.01 per diluted share) related to a distribution from one of the Company's technology investments. For comparability purposes, all subsequent comparisons will be based on the pro forma financial information, excluding the above-mentioned charges and gains.

Results of Operations
Net sales for the six months ended June 29, 2001, were $1,287.7 million compared to $1,416.7 million for the first half of 2000. Net product sales for the first half of 2001 totaled $1,081.3 million, a 17.5% decrease compared to the same period last year, due to an industry-wide slowdown in customers' equipment purchases. The main driver behind the overall decrease in product sales was weaker sales of the Company's optical networking products. Sales of optical networking products were $702.8 million, for the first half of 2001, compared to $906.6 million for the same period last year. The 22.5% decrease in optical networking product sales resulted mainly from lower sales of the Company's TITAN 5500/5500S and TITAN 532L systems. During the second quarter of 2001, Tellabs recognized first revenues from sales of two of its emerging products: the TITAN 6500 MTS and TITAN 6100 OTS. Sales of Tellabs' broadband access products for the first six months of 2001, totaled $300.7 million compared to $305.3 million for the same period last year. The 1.5% decline in broadband access product sales resulted primarily from weak CABLESPAN 2300 systems sales, which offset strong sales growth from the Company's FOCUS international-standard optical products and improved sales of MartisDXX managed access and transport systems. Sales of voice quality enhancement products for the first six months of 2001, totaled $77.8 million compared to $98.7 million for the first half of 2000. The 21.2% drop in voice quality enhancement product sales was attributable to lower sales of the Company's digital echo cancellation products.

Net services and other revenue for the six months ended June 29, 2001, totaled $206.4 million compared to $106.1 million for the same period last year. The 94.5% growth in net services and other revenue was a result of revenues generated from the installation and testing of Tellabs' products sold during the first half of 2001 and latter part of 2000.

Sales within the United States for the first half of 2001, decreased 17.1% over the comparable period last year and accounted for approximately 76.1% of overall sales. Sales outside the United States increased 31.4% compared to the first six months of 2000 and accounted for approximately 23.9% of total sales.

Gross margin as a percentage of sales for the six months ended June 29, 2001, was 49.0% compared to 53.2% for the first half of 2000. Gross product margin as a percentage of sales totaled 54.1% compared to 58.5% for the first six months of 2000. The decrease in gross product margin as a percentage of sales was the result of a number of factors, including: decreased sales of the Company's TITAN 5500/5500S systems; lower absorption of fixed manufacturing expenditures due to lower total sales and the accounting for customer shipping and freight revenues as sales revenue in 2001, in accordance with Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". Gross services and other margin as a percentage of sales was 21.8% for the first half of 2001, compared to (12.0%) for the same period last year. The growth in gross services and other margin as a percentage of sales was the result of increased installations in 2001, coupled with cost control efforts in the Company's professional services area.

Operating expenses for the six months ended June 29, 2001, were $467.5 million compared to $389.4 million for the first half of 2000. As a percentage of sales operating expenses were 36.3% in 2001 compared to 27.5% for the first six months of 2000. Research and development expenditures for the first half of 2001, totaled $238.2 million compared to $196.3 million for the same period last year. The growth in research and development spending resulted from increased expenditures in the optical networking product area, particularly for development work on the TITAN 6700 optical switch and the inclusion of expenditures from FNI, which was acquired in February 2001. These expenditures were partially offset by cost savings that resulted from the Company's decision to exit the SALIX and NetCore next-generation switching business. As a percentage of sales, research and development expenditures for the first six months of 2001, were 18.5% compared to 13.9% in the comparable period last year. Growth in research and development spending as a percentage of sales was primarily the result of lower overall sales volume in 2001. Marketing, general and administrative expenditures were $218.8 million for the first half of 2001, compared to $187.3 million for the same period last year. The 16.8% growth in marketing, general and administrative expenditures was primarily due to staffing increases and business infrastructure decisions made during the last year to support the then-anticipated growth of the Company. During the second quarter of 2001, Tellabs undertook an initiative to align its future expenditures with the new lower short-term revenue outlook for the Company, by curtailing discretionary spending, generally eliminating salary increases for 2001 and instituting an executive level pay-cut. As a percentage of sales, marketing, general and administrative expenditures for the first six months of 2001 were 17.0% compared to 13.2% for the first half of 2000.

As previously discussed, included in second quarter 2001 earnings were charges totaling $261.6 million related to the Company's restructuring efforts (For more information, see Note 2. "Restructuring and Other Charges"). The Company is continuing to review ways to reduce operating expenses as part of an overall effort to align its cost structure and asset base with business expectations. Management is currently studying various alternatives including additional headcount reductions, further consolidation of facilities to achieve operating efficiencies, and other related actions. Appropriate restructuring and other charges, should they be required, would be recognized in third quarter 2001 results.

Total other income for the six months ended June 29, 2001, was $30.8 million compared to $28.6 million for the first half of 2000. Interest income for the first half of 2001 totaled $25.8 million compared to $26.2 million for the same period last year. The decrease in interest income was due to lower available cash and short-term investment balances and lower prevailing interest rates in 2001. Other income for the first half of 2001, was $5.3 million compared to $2.7 million for the comparable period last year. The increase in other income was attributable to gains on investment sales and distributions during 2001.

The effective tax rate for the six months ended June 29, 2001, was 31.5% compared to 32.5% for the same period last year. Tellabs effective tax rate reflects the benefits of research and development tax credits and lower foreign tax rates, as compared to the United States federal statutory rate.

Liquidity and Capital Resources

Cash and cash equivalents at June 29, 2001, totaled $418.2 million compared to $329.3 million at December 29, 2000. Net cash from operations for the six months ended June 29, 2001, was $217.6 million. Principal operating cash inflows for the first half of 2001 were collections of record fourth quarter 2000 accounts receivable and earnings for the period, excluding non-cash gains and charges, primarily the restructuring and other charges of $254.6 million, net of cash paid. Principal operating cash outflows for the first half of 2001 were inventory purchases to support new product introductions, payment of 2000 taxes and the payout of the 2000 Global Incentive Plan.

The balance of accounts receivable, less allowances at June 29, 2001, was $411.7 million compared to $802.5 million at December 29, 2000. The large decrease in accounts receivable was caused by collections of strong fourth quarter 2000 sales during the first quarter of 2001, coupled with lower overall sales in 2001. Days sales in billed receivables outstanding ("DSO") was 73.6 days at June 29, 2001, compared to 72.0 days at December 29, 2000. The increase in DSO was due primarily to the geographic shift in 2001 sales, to more non-US sales as a percentage of overall sales, as compared to 2000. Tellabs continues to focus on reducing DSO by improving the underlying billing and collection process both in the US and internationally.

The balance of net inventory at June 29, 2001, was $473.6 million compared to $428.3 million at December 29, 2000. Included in the June 29, 2001, net inventory balance are reserves totaling $90.7 million taken in connection with the Company's decision to exit the SALIX and NetCore next-generation switching business and the Company's efforts to align its resources with the reduced economic demand, particularly for the CABLESPAN 2300 system (For more information, see Note 2. "Restructuring and Other Charges"). The main drivers behind the growth in inventory, during the first six months of 2001, were a buildup in new product inventory to support product introductions and meet anticipated sales and shipments of the Company's TITAN 6500 MTS that were not yet recognized as revenue. The balance of goodwill, intangible and other assets increased $89.5 million during the first six months of 2001, mainly due to the goodwill associated with the FNI acquisition.

The balance of the Company's current liabilities was $318.7 million at June 29, 2001, compared to $412.3 million at December 29, 2000. The balance of accounts payable was $111.8 million at June 29, 2001, compared to $155.0 million at the end of 2000, due in part to the Company's cost control measures implemented during the second quarter of 2001.

The balance of accrued liabilities was $106.9 million at June 29, 2001, compared to $164.0 million at the prior year-end. The reduction in accrued liabilities during 2001 was primarily the result of the payout of bonuses and incentives from the Company's 2000 Global Incentive Plan, which were accrued in the prior year. The Company anticipates accrued liabilities remaining below 2000 year-end levels due primarily to the cost alignment efforts being undertaken.

Included in current liabilities at June 29, 2001, was an accrual for restructuring and other charges, which totaled $100.0 million. The accrual stemmed from the previously mentioned restructuring efforts being undertaken by the Company and consisted primarily of reserves for inventory purchase commitments, severance costs and leased facility exit costs. The Company anticipates paying out the majority of these reserves over the remainder of 2001.

At June 29, 2001, the Company had no payable recorded for income taxes due to the effects of the previously discussed restructuring and other charges recorded during the second quarter of 2001, as well as payments of 2000 tax liabilities during the first quarter of 2001.

During the first six months of 2001, the Company used $128.9 million in cash to fund investing activities. One of the principal cash requirements during this period was cash used to fund the purchase of property, plant and equipment, which totaled $128.3 million. The primary capital expenditure during the first six months of 2001, was the construction of the Company's new Corporate Headquarters, which required a cash outlay of $43.3 million. Occupancy of the building is slated for the third quarter of 2001. The remainder of the capital expenditures was primarily for investments in equipment, to support the production of the Company's optical networking products, and research and development equipment purchases. During the first quarter of 2001, the Company also used $89.0 million, net of cash acquired, to purchase FNI. During the second quarter of 2001, FNI achieved its first product development milestone as outlined in the original purchase agreement. As a result, Tellabs will pay an additional $11.0 million to FNI during the third quarter of 2001.

The Company's short-term marketable securities balance at June 29, 2001, totaled $616.2 million compared to $693.1 million at the end of 2000. The reduction in the portfolio balance was the result of the Company managing its liquidity position to meet its then current and anticipated cash outflow requirements, such as the FNI acquisition.

Tellabs generated $18.8 million in cash from financing activities, principally from employee stock option exercises.

Working capital at June 29, 2001 totaled $1,737.7 million compared to $1,910.1 million at December 29, 2000. The current ratio at June 29, 2001 was 6.5 to 1 compared to 5.6 to 1 at December 29, 2000. Management believes the current level of working capital will be sufficient to meet the Company's normal operating needs, both now and in the foreseeable future. Sufficient resources exist to support the Company's operations either through currently available cash, through cash generated from future operations, or through short-term or long-term financing.

Forward-Looking Statements

This Management's Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management's expectations, estimates and assumptions, based on information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "likely," "will," "should" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; new product acceptance; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment; facility construction and start-ups; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company's filings with the SEC. For a further description of such risks and future factors, see Exhibit 99.1 attached to this Form 10-Q for the quarterly period ended June 29, 2001. The Company's actual future results could differ materially from those predicted in such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on April 24, 2001. At this meeting Michael J. Birck, John J. Goossens and Frederick A. Krehbiel were re-elected as directors. These directors were elected for a term of office expiring at the Company's Annual Meeting of Stockholders in 2004.

Set forth below is a separate tabulation of the votes cast and votes withheld with respect to each nominee for director elected at this meeting:

Director	Votes For	Votes Withheld
Michael J. Birck	268,620,979	83,702,599
John J. Goossens	348,651,605	3,671,973
Frederick A. Krehbiel	348,831,910	3,491,668

The stockholders were also asked to vote on the approval of the 2001 Stock Option Plan. The plan was approved by votes of 271,708,481 for, 13,871,859 against and 1,857,682 abstentions.

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit No.	Description
Exhibit 10.1	Change in Control Agreement for Corporate Officers
Exhibit 10.2	Change in Control Agreement for Senior Executives
Exhibit 99.1	Forward-Looking Statements and Risks and Future Factors Impacting Tellabs

(B) Reports on Form 8-K:

     The Registrant filed a press release on April 20, 2001, announcing earnings for the quarter ended March 30, 2001. The Registrant also announced its plan to realign expenses with its current expectations for lower revenue and earnings growth, as well as the termination of the SALIX next-generation-switching product effort.

     The Registrant filed a press release on June 4, 2001, announcing that it will record restructuring and other charges totaling approximately $262 million in the second quarter of 2001.

     The Registrant filed a press release on June 22, 2001 announcing the revision of revenue and earnings expectations for the second quarter of 2001.

     The Registrant filed a press release on July 18, 2001 announcing earnings for the quarter and six months ended June 29, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       TELLABS, INC.
                     (Registrant)

                             /s James A. Dite
                        James A. Dite
                                              Vice President and Controller
                                              (Principal Accounting Officer)

August 9, 2001
(Date)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 10.1	Change in Control Agreement for Corporate Officers
Exhibit 10.2	Change in Control Agreement for Senior Executives
Exhibit 99.1	Forward-Looking Statements and Risks and Future Factors Impacting Tellabs