Form 10-Q
period 2001-11-09
TELLABS INC
filed 2001-11-09
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                         to

Commission file Number: 0-9692

TELLABS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3831568
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Tellabs Center, 1415 W. Diehl Road, Naperville, Illinois	60563
(Address of Principal Executive Offices)	(Zip Code)

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

YES   X           NO___

Common Shares, $.01 Par Value - 409,984,615 shares outstanding on September 28, 2001.

TELLABS, INC.
INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
Condensed Consolidated Comparative Statements of Operations

Condensed Consolidated Comparative Balance Sheets

Condensed Consolidated Comparative Statements of Cash Flow

Notes to Condensed Consolidated Comparative Financial Statements

Item 2.	Management's Discussion and Analysis

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF OPERATIONS
(Unaudited)

	Three		Nine
	Months Ended		Months Ended
(In thousands, except per-share data)	9/28/01	9/29/00	9/28/01	9/29/00
Net Sales
Product	$391,161	$741,513	$1,466,249	$2,052,110
Services and other	57,054	70,598	263,469	176,746
	448,215	812,111	1,729,718	2,228,856
Cost of sales
Product	208,557	311,283	876,084	854,901
Services and other	49,946	67,444	211,441	186,343
	258,503	378,727	1,087,525	1,041,244
Gross Profit	189,712	433,384	642,193	1,187,612

Operating expenses
Selling, general and administrative	92,120	94,809	310,887	282,101
Research and development	96,318	104,262	334,546	300,566
Merger costs	-	-	-	5,760
Restructuring Expenses	50,291	-	134,048	-
Goodwill amortization	6,806	3,034	17,286	8,823
	245,535	202,105	796,767	597,250

Operating Profit (Loss)	(55,823)	231,279	(154,574)	590,362

Other income (expense)
Interest income	11,071	14,449	36,870	40,697
Interest expense	(131)	(43)	(438)	(440)
Other	(14,897)	21,669	(9,583)	48,164
	(3,957)	36,075	26,849	88,421

Earnings (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(59,780)	267,354	(127,725)	678,783
Income taxes (benefit)	(10,306)	80,027	(26,056)	213,817
Earnings (Loss) Before Cumulative Effect of Change in Accounting Principle	(49,474)	187,327	(101,669)	464,966
Cumulative effect of change in accounting principle (net of tax of $13,409)	-	-	-	(29,161)
Net Earnings (Loss)	$(49,474)	$187,327	$(101,669)	$435,805

Earnings (Loss) per Share Before Cumulative Effect of Change in Accounting Principle
Basic	$(0.12)	$0.46	$(0.25)	$1.14
Diluted	$(0.12)	$0.45	$(0.25)	$1.11
Cumulative Effect of Change in Accounting Principle per Share
Basic	$ -	$ -	$ -	$(0.07)
Diluted	$ -	$ -	$ -	$(0.07)
Earnings (Loss) per Share
Basic	$(0.12)	$0.46	$(0.25)	$1.06
Diluted	$(0.12)	$0.45	$(0.25)	$1.04

Average number of common shares outstanding	409,867	410,354	409,384	409,642
Average number of common shares outstanding, assuming dilution	409,867	419,160	409,384	418,946

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS
(Unaudited)
	September 28,	December 29,
	2001	2000
(In thousands, except share amounts)

Assets
Current Assets
Cash and cash equivalents	$ 520,874	$ 329,289
Investments in marketable securities	531,535	693,058
Accounts receivable, net	337,536	802,546
Inventories
Raw materials	187,663	211,405
Work in process	48,192	55,863
Finished goods	179,294	160,987
	415,149	428,255
Deferred tax assets	111,518	29,773
Miscellaneous receivables and other current assets	55,747	39,558
Total Current Assets	1,972,359	2,322,479

Property, plant and equipment	871,042	756,895
Less: accumulated depreciation	332,574	296,134
	538,468	460,761
Goodwill, net	179,664	73,924
Intangibles and other assets, net	217,566	215,903
Total Assets	$ 2,908,057	$ 3,073,067

Liabilities
Current Liabilities
Accounts payable	$ 58,354	$ 155,006
Accrued liabilities	96,081	164,045
Accrued restructuring and other charges	120,723	-
Income taxes	-	93,294
Total Current Liabilities	275,158	412,345

Long-term debt	2,850	2,850
Accrued long-term restructuring charges	25,654	-
Other long-term liabilities	31,436	24,221
Deferred income taxes	620	6,067

Stockholders' Equity
Preferred stock: authorized 5,000,000 shares of
$.01 par value; no shares issued and outstanding	-	-
Common stock: 1,000,000,000 shares of $.01 par
value; 412,984,615 and 411,182,947 shares
issued and outstanding	4,130	4,112
Additional paid-in capital	488,204	441,909
Treasury stock, at cost: 3,000,000 shares	(126,476)	(126,476)
Accumulated other comprehensive income
Cumulative translation adjustment	(134,468)	(127,018)
Unrealized net gains (losses) on
available-for-sale securities	4,002	(3,559)
Total accumulated other comprehensive income	(130,466)	(130,577)
Retained earnings	2,336,947	2,438,616
Total Stockholders' Equity	2,572,339	2,627,584
Total Liabilities and Stockholders' Equity	$ 2,908,057	$ 3,073,067

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
(Unaudited)

	For the Nine Months Ended
	September 28,	September 29,
(In thousands)	2001	2000
Operating Activities
Net earnings (loss)	$ (101,669)	$ 435,805
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
Restructuring and other charges, net of cash paid	293,696	-
Depreciation and amortization	114,639	83,255
Tax benefit associated with stock option exercises	15,644	13,976
Provision for doubtful receivables	28,349	7,251
Deferred income taxes	(89,058)	(20,593)
Gain on investments	(8,444)	(47,663)
Asset impairment charge	19,392	-
Merger costs	-	5,760
Net changes in assets and liabilities:
Accounts receivable	433,792	36,068
Inventories	(79,395)	(246,151)
Miscellaneous receivables and other current assets	(4,324)	(2,912)
Long-term assets	(44,313)	(62,308)
Accounts payable	(97,498)	64,527
Accrued liabilities	(62,089)	40,854
Income taxes	(117,886)	9,650
Long-term liabilities	7,210	2,855
Net Cash Provided by Operating Activities	308,046	320,374

Investing Activities
Acquisition of property, plant and equipment, net	(184,287)	(129,869)
Payments for purchases of investments	(347,258)	(574,767)
Proceeds from sales and maturities of
investments	509,029	303,816
Payments for acquisitions, net of
cash acquired	(113,333)	(535)
Net Cash Used in Investing Activities	(135,849)	(401,355)

Financing Activities
Proceeds from issuance of common stock	19,342	22,973
Payments of notes payable	-	(6,500)
Net Cash Provided by Financing Activities	19,342	16,473
Effect of Exchange Rate Changes on Cash	46	(24,482)
Net Change in Cash and Cash Equivalents	191,585	(88,990)
Cash and Cash Equivalents at Beginning of Year	329,289	310,553
Cash and Cash Equivalents at End of Year	$ 520,874	$ 221,563

Other Information
Interest paid	$592	$123
Income taxes paid	$157,830	$193,887

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

2. Restructuring and Other Charges

 In April 2001 and August 2001, Tellabs initiated plans to restructure its business operations and terminate the SALIX and NetCore next-generation switching product efforts. The decision to restructure the Company's operations was based on the recent slowdown in spending by the major telecommunications carriers, which resulted in revised business forecasts pointing to a decrease in revenue growth. As a result, the Company formulated plans to align its cost structure with the revised lower short-term outlook for the business. Major components of the restructuring efforts included: the exiting of the SALIX and NetCore next-generation switching product efforts; a strategic assessment of worldwide manufacturing capacity to better align capacity to individual product demand; a workforce reduction associated with the manufacturing capacity alignment and lower short-term business outlook; an assessment of global inventory levels; an analysis of outstanding purchase commitments and a review of all leased facilities, in conjunction with the completion of the Company's new corporate headquarters.

In conjunction with these plans, the Company recorded restructuring and other charges totaling $261,639,000 in the second quarter of 2001 and $50,291,000 of restructuring charges in the third quarter of 2001. For further discussion of the Company's April 2001 accrual, refer to the Form 10-Q of Tellabs, Inc. for the period ended June 29, 2001, filed with the Securities and Exchange Commission on August 9, 2001. Below is an analysis and discussion of the restructuring and other charges by major income statement classification for both of the Company's announced restructuring programs:

(in thousands)
Income Statement Classification	Description of Charges	April 2001 Accrual	August 2001 Accrual	Non-Cash Activity	Cash Activity	Balance at Sept. 28, 2001

Net Product Sales	Reversal of SALIX revenue	$6,224	$-	$554	$(6,029)	$749
Product Cost of Sales	Inventory write-offs	90,731	-	(90,731)	-	-
	Purchase commitments	78,025	-	-	(499)	77,526
	Asset write-offs	2,902	-	(2,902)	-	-
Restructuring	Severance and related expenses	6,891	18,323	(820)	(9,071)	15,323
	Consolidation of excess facilities	38,450	11,262	-	(2,635)	47,077
	Disposal of property, plant and equipment	27,718	16,983	(41,262)	-	3,439
	Asset write-offs	10,698	3,723	(12,158)	-	2,263

		$261,639	$50,291	$(147,319)	$(18,234)	$146,377

SALIX revenue reversal
During the second quarter of 2001, the Company reversed previously recognized sales totaling $6,224,000 and also reversed deferred revenue on its balance sheet totaling $2,852,000 related to the SALIX 7750 product. During the third quarter of 2001, the Company determined that $2,298,000 of the SALIX 7750 product that was sold would not, in fact, be returned. To date, the Company has refunded customers $6,029,000 related to SALIX product returns.

Inventory write-offs and purchase commitment accrual
Included in product cost of sales, for the second quarter of 2001, were restructuring and other charges totaling $90,731,000 related to write-offs of excess and obsolete inventory and charges totaling $78,025,000 related to accruals for outstanding non-cancelable inventory purchase commitments.

From a balance sheet perspective, the inventory write-offs were taken directly against inventory, while the purchase commitments were recorded to accrued restructuring and other charges. From a cash requirement perspective, the Company anticipates settling the majority of the outstanding purchase commitments in 2002.

Severance and related expenses
The initial restructuring program, announced in April 2001, will result in the reduction of approximately 550 employees throughout the world. Workforce reductions are expected to conclude in the fourth quarter of 2001. The Company recorded a charge of $6,891,000 for severance pay and related fringe benefits. In addition to terminating employees, the Company also eliminated approximately 450 temporary or contract positions and will not fill approximately 1,100 open positions. During the third quarter of 2001, the Company determined that it had under-accrued for severance and related expenditures associated with the April restructuring plan. As a result, the Company reallocated excess reserves for SALIX 7750 product returns to the Company's reserve for severance costs.

The August 2001 restructuring program will result in the reduction of approximately 1,000 employees worldwide through a combination of layoffs and limited voluntary early retirement. During the third quarter of 2001 the Company recorded charges totaling $18,323,000 for severance pay and related fringe benefits and compensation expense that resulted from granting extended vesting terms to early retirees.

To date under the April 2001 and August 2001 plans, approximately $8,101,000 and $1,082,000 have been charged against the respective reserves, principally for cash payments of severance pay. The remainder of the April 2001 severance costs are expected to be paid out by the end of 2001, while the majority of the August 2001 severance costs are expected to be paid by the end of the first quarter of 2002.

Consolidation of excess facilities
Under the April 2001 restructuring program the Company recorded charges of $38,450,000 related to the consolidation of excess facilities. The charges related primarily to lease cancellation and non-cancelable lease costs associated with the closure of the SALIX and NetCore facilities and the consolidation of a variety of leased buildings that will no longer be needed.

Under the August 2001 restructuring plan the Company recorded charges of $11,262,000 related mainly to lease cancellation and non-cancelable lease costs associated with the closure of the manufacturing facility in Drogheda, Ireland, the Company's decision to not open its research and development facility in Chelmsford, Massachusetts and the closure of certain small sales offices around the world. Production activities that were previously carried out in the Drogheda facility will be consolidated into other manufacturing locations in Shannon, Ireland and Espoo, Finland.

From a balance sheet standpoint, $17,250,000 related to the April 2001 plan and $6,825,000 related to the August 2001 plan were recorded to accrued restructuring and other charges. The remainder of these charges was recorded to accrued long-term restructuring charges. To date, approximately $2,385,000 had been paid under the April 2001 plan, while approximately $250,000 was paid under the August 2001 plan. It is expected that the reserves will be substantially paid by 2003.

Disposal of property, plant and equipment and write-off of other assets
Under the April 2001 plan, the Company recorded charges of $41,318,000 related to the disposal of property, plant and equipment and other long-term assets. Property, plant and equipment that was disposed of totaled $27,718,000 and consisted primarily of leasehold improvements, lab and data equipment and furniture. Other assets written off were $13,600,000 and consisted primarily of capitalized prototypes related to the next-generation switching product effort totaling $10,698,000, with the remainder related to write-offs of prepaid royalties and licenses related to the SALIX product line.

Under the August 2001 plan, the Company disposed of $13,544,000 in property, plant and equipment, primarily leasehold improvements, production equipment, data equipment and furniture associated with the unopened Chelmsford facility and the manufacturing facility in Drogheda. In addition, the Company also recorded an accrual for $3,439,000 representing the final payments it owed to contractors for the completion of the Chelmsford facility, which will be paid during the next year. Tellabs also recorded charges of $3,723,000 primarily associated with Industrial Development Agency ("IDA") grants that were tied to the Drogheda facility. The Company expects to repay the grants during 2002.

Overall, the April 2001 restructuring actions were expected to reduce the Company's overall cost structure by approximately 5% to 6%. The Company anticipates that the August 2001 restructuring actions will further reduce operating expenses an additional 5% by the fourth quarter of 2001. In total, both of the Company's restructuring actions are expected to reduce operating expenses by approximately $120 million on an annualized basis

The Company is continuing to review ways to control costs, while still ensuring that sufficient resources exist to devote to the Company's on-going core business. During November 2001, the Company announced that it was realigning its resources to accelerate the development of the TITAN 6100 metro dense wavelength-division multiplexing ("DWDM") platform. As a result, the Company will discontinue development of the TITAN 6700 optical switch and redeploy assets to the development of the 6100 system. In light of the current economic conditions in the telecommunications industry, the Company is also continuing to realign its cost structure, and in addition to charges for the discontinuation of the TITAN 6700 system, will record additional charges related to further restructuring efforts in the fourth quarter of 2001.

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

During the second quarter of 2001, FNI achieved its first product development milestone, which entitled the former shareholders to receive a total cash payment of $11,010,000 from the escrow account. As a result, Tellabs accrued for the milestone payment in the second quarter and made the cash payment during the third quarter of 2001.

During the third quarter of 2001, FNI achieved its second product development milestone, which resulted in the former shareholders receiving a cash payment of $13,313,000. After this payment, there was $11,157,000 remaining in the escrow account contingent upon FNI achieving its additional product milestones.

The FNI acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired business were included in the consolidated operating results of Tellabs from the date of acquisition.

The preliminary allocation of purchase price was as follows:

(In thousands)

Fair value of assets acquired	$11,339
Cost in excess of fair value	123,357
Liabilities assumed	10,372
Purchase Price including contingent milestone payments earned through September 28, 2001	$124,324

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

Tellabs will follow the business combinations guidance set forth in SFAS No. 141 for any future acquisitions. The non-amortization provisions of SFAS No. 142 will be implemented during the first quarter of 2002. The Company expects an increase of approximately $29 million in pre-tax earnings during 2002 as a result of this accounting change. The Company will perform the required transitional impairment test of goodwill during the first quarter of 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

5. Comprehensive Income

Comprehensive income (loss) for the third quarter of 2001 was $(2,766,000) and $137,223,000 for the third quarter of 2000. For the first nine months of 2001, comprehensive income (loss) was $(101,558,000) compared to $330,764,000 for the first nine months of 2000.

6. Earnings Per Share Reconciliation

The following table sets forth the computation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In thousands, except per-share amounts)	2001	2000	2001	2000
Numerator:
Net earnings (loss) before cumulative effect of change in accounting principle	$(49,474)	$187,327	$(101,669)	$464,966
Cumulative effect of change in accounting principle	-	-	-	(29,161)
Net earnings (loss)	$(49,474)	$187,327	$(101,669)	$435,805

Denominator:
Denominator for basic earnings per share- weighted-average shares outstanding	409,867	410,354	409,384	409,642

Effect of dilutive securities:
Employee stock options and awards	-	8,806	-	9,304
Denominator for diluted earnings per share- adjusted weighted-average shares outstanding and assumed conversions	409,867	419,160	409,384	418,946

Earnings (loss) per share before cumulative effect of change in accounting principle	$ (0.12)	$ 0.46	$ (0.25)	$ 1.14
Earnings (loss) per share before cumulative effect of change in accounting principle, assuming dilution	$ (0.12)	$ 0.45	$ (0.25)	$ 1.11
Cumulative effect of change in accounting principle per share	$ -	$ -	$ -	$ (0.07)
Cumulative effect of change in accounting principle per share assuming dilution	$ -	$ -	$ -	$ (0.07)
Earnings (loss) per share	$ (0.12)	$ 0.46	$ (0.25)	$ 1.06
Earnings (loss) per share, assuming dilution	$ (0.12)	$ 0.45	$ (0.25)	$ 1.04

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

Tellabs conducts business on a global basis in several major currencies and is subject to the risks associated with fluctuating foreign exchange rates. In response to this, Tellabs developed a foreign currency exposure management policy with the objective of mitigating financial exposure to changing foreign exchange rates. This policy contemplates use of derivative financial instruments, primarily foreign currency forward exchange contracts, to hedge up to 90% of existing nonfunctional currency receivables and payables that are expected to be settled in less than one year. It is the Company's policy to enter into forward exchange contracts only to the extent necessary to meet its overall goal of minimizing nonfunctional foreign currency exposures. Tellabs does not enter into forward exchange contracts for speculative purposes.

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

Management's Discussion and Analysis

Third Quarter Ended September 28, 2001 vs Third Quarter Ended September 29, 2000

Significant Events and Non-Comparable Items
Net sales for the third quarter of 2001 totaled $448.2 million compared to $812.1 million in the same period last year. Included in third quarter 2001 sales were revenues from the Company's TITAN® 6000 series of optical networking products, which accounted for more than 10% of overall quarterly sales. Results of operations for the third quarter of 2000 were restated to reflect the Company's adoption of SAB No. 101, "Revenue Recognition in Financial Statements," which occurred during December 2000. Tellabs accounted for the adoption of SAB No. 101 as a change in accounting principle with the cumulative effect of the change to prior periods reported during the first quarter of 2000.

Net loss for the third quarter of 2001 was $49.5 million ($0.12 per diluted share outstanding) compared to net earnings of $187.3 million ($0.45 per diluted share outstanding). In August 2001, Tellabs announced a plan to reduce its worldwide workforce by 1,000 employees, close two facilities and further reduce discretionary spending. As a result, the Company recorded a $50.3 million ($0.10 per diluted share outstanding) restructuring charge during the third quarter of 2001 (For more information, see Note 2. "Restructuring and Other Charges"). Also during the third quarter of 2001 Tellabs performed an impairment review of its available-for-sale equity portfolio and determined that, in light of continuing market trends, the decline in fair market value of its equity investments in technology companies was other than temporary. As a result, the Company recorded an impairment loss of $19.4 million ($0.03 per diluted share outstanding) which reflected the write-down of its equity investments in technology companies to market value. Previously, these investments were marked-to-market value on a monthly basis, with gains or losses reported as a separate component of stockholders' equity. Offsetting part of this impairment loss, was a gain of $6.4 million ($0.01 per diluted share outstanding) related to the sale of a certain stock held for investment. Both the impairment write-down and the gain on the sale of stock were recorded in other income and expense for the third quarter of 2001.

Included in the third quarter 2000 results of operations was a gain of $12.1 million ($0.02 per diluted share outstanding) related to the sale of a certain stock held for investment and a gain of $8.6 million ($0.01 per diluted share outstanding) related to a distribution from one of the Company's technology investments. The chart below presents pro forma financial information for the third quarter of 2001 and 2000, excluding the above mentioned charges and gains. For comparability purposes, all subsequent discussions will be based on these pro forma comparisons.

(In thousands, except per share amounts)	Third Quarter 2001	Non- Comparable Items	Pro Forma Third Quarter 2001	Third Quarter 2000	Non- Comparable Items	Pro Forma Third Quarter 2000
Sales	$448,215		$448,215	$812,111		$812,111
Cost of goods sold	258,503		258,503	378,727		378,727
Gross margin	189,712		189,712	433,384		433,384
Operating expenses	245,535	$50,291	195,244	202,105		202,105
Operating margin	(55,823)	(50,291)	(5,532)	231,279		231,279
Other income (expense)	(3,957)	(13,005)	9,048	36,075	$20,729	15,346
Earnings (loss) before taxes	(59,780)	(63,296)	3,516	267,354	20,729	246,625
Income taxes	(10,306)	(11,413)	1,107	80,027	6,616	73,411
Net earnings (loss)	$(49,474)	$(51,883)	$2,409	187,327	$14,113	$173,214
Diluted EPS*	$(0.12)	$(0.12)	$0.01	$0.45	$0.03	$0.41

* 2001 and 2000 Pro forma diluted earnings per share do not equal the sum of their respective components due to differences in rounding.

Results of Operations
Net product sales for the third quarter of 2001 were $391.2 million, down 47.2% compared to $741.5 million last year. The overall decrease in product sales was primarily attributable to the continued effects of an industry-wide slowdown in service provider spending levels, which has plagued the telecommunications industry for the majority of 2001, coupled with general economic uncertainty, particularly in the United States. Optical networking products sales for the third quarter of 2001 were $232.5 million compared to $501.4 million for the same period last year. The 53.6% drop in optical networking products sales was mainly the result of lower TITAN 5500/5500S and TITAN 532L systems sales, particularly in the United States, as a result of the above mentioned decline in service provider spending. Partially offsetting the declines in TITAN 5000 series revenues were sales of the Company's new TITAN 6500 Multiservice Transport Switch ("MTS") and TITAN 6100 Optical Transport Switch ("OTS"), which totaled $47.4 million and accounted for over 10% of overall quarterly sales. Sales of broadband access products totaled $122.4 million for the third quarter of 2001 compared to $188.9 million for the third quarter of 2000. The 35.2% decline in broadband access products sales was the result of lower CABLESPAN® 2300 universal telephony distribution system sales, coupled with lower MartisDXX® managed access and transport systems sales. Sales growth in the Company's FOCUS™ international-standard optical product family partially offset the overall decreases experienced in the broadband access product area. Sales of Tellabs' voice-quality enhancement products totaled $36.2 million for the third quarter of 2001, down 29.3% from last year's total of $51.2 million principally due to decreased sales of echo cancellation products.

Net services and other revenues for the third quarter of 2001 were $57.1 million compared to $70.6 million for the third quarter of 2000. Net services and other revenues consist of revenues generated from the Company's professional services and solutions area, as a result of installation and testing of the Company's products. The decline in services and other revenues was mainly a byproduct of the decreased sales of optical networking products in 2001.

Sales within the United States for the third quarter of 2001 decreased 49.3% compared to the same period last year and accounted for approximately 72.2% of total sales. Sales outside the United States decreased 32.8% compared to the third quarter of 2000 and accounted for approximately 27.8% of total sales.

Gross margin as a percentage of sales for the third quarter of 2001 was 42.3% compared to 53.4% for the same period last year. Gross product margin as a percentage of sales for the third quarter of 2001 was 46.7% compared to 58.0% in the third quarter of 2000. The decrease in gross product margin as a percentage of sales was driven mainly by a shift in product mix in the Company's optical networking products family along with lower absorption of fixed manufacturing costs due to decreased product sales. The shift in Tellabs' product mix in the optical networking products family was due to lower sales of the higher margin TITAN 5000 series products, coupled with a more significant revenue contribution from the Company's emerging TITAN 6000 series products. Gross services and other margin as a percentage of sales for the third quarter of 2001 was 12.5% compared to 4.5% for the same period last year. The improvement in gross services and other margin as a percentage of sales was due to the Company's continued efforts to perform its services and installations utilizing the most cost-effective means available.

Operating expenses for the third quarter of 2001 were $195.2 million compared to $202.1 million in the third quarter of 2000. As a percentage of sales, operating expenses were 43.6% in the third quarter of 2001 compared to 24.9% in the same period last year. Research and development expenditures for the third quarter of 2001 were $96.3 million compared to $104.3 million for the same period last year. The reduction in research and development spending was primarily the result of the Company's decision to exit the SALIX and NetCore next-generation-switching program. Cost savings from this decision were partially offset by the inclusion of new product development costs in the third quarter of 2001 related to the Company's emerging optical networking products. As a percentage of sales, research and development expenditures for the third quarter of 2001 were 21.5% compared to 12.8% for the same period last year. The increase in research and development spending as a percentage of sales was a function of lower total sales in 2001. Selling, general and administrative expenditures for the third quarter of 2001 totaled $92.1 million compared to $94.8 million for the same period last year. The improvement in selling, general and administrative spending was due primarily to lower sales incentives and bonus expense, which was directly attributable to the overall decline in business activity in 2001, coupled with cost control measures implemented during the second quarter of 2001. These cost savings were partially offset by increased bad debt reserves, resulting from the overall decline in the telecommunications industry in 2001. As a percentage of sales, selling, general and administrative expenditures were 20.6% compared to 11.7% for the third quarter of 2000.

During the second quarter of 2001, the Company undertook an initiative to align its cost structure with its lower short-term revenue forecasts, with the goal of reducing operating expenditures by 10%, from its then-current levels, by the end of 2001. As a result of the cost control measures implemented in the latter part of the second quarter of 2001, the Company has reduced operating expenses 13.0% sequentially, achieving its goal one quarter early. The Company has now set an objective of maintaining operating expenditures at third quarter 2001 levels for the remainder of the year.

As previously discussed, included in third quarter 2001 earnings were charges totaling $50.3 million related to the Company's restructuring efforts (For more information, see Note 2. "Restructuring and Other Charges"). The Company is continuing to review ways to control costs, while still ensuring that sufficient resources exist to devote to the Company's on-going core business. During November 2001, the Company announced that it was realigning its resources to accelerate the development of the TITAN 6100 DWDM platform. As a result, the Company will discontinue development of the TITAN 6700 optical switch and redeploy assets to the development of the 6100 system. In light of the current economic conditions in the telecommunications industry, the Company is also continuing to realign its cost structure, and in addition to charges for the discontinuation of the TITAN 6700 system, will record additional charges related to further restructuring efforts in the fourth quarter of 2001.

Other income for the third quarter of 2001 was $9.0 million compared to $15.3 million for the third quarter of 2000. The decrease in other income was driven mainly by lower interest income, which resulted from a combination of both lower prevailing interest rates and a lower short-term marketable securities portfolio balance, and was also partially driven by lower foreign exchange rate gains.

The effective tax rate for the third quarter of 2001 was 31.5% compared to 29.8% for the same period last year. Tellabs effective tax rate reflects the benefits of research and development tax credits and lower foreign tax rates, as compared to the United States federal statutory rate.

Nine Months Ended September 28, 2001, Compared to Nine Months Ended September 29, 2000

Significant Events and Non-Comparable Items
Net Sales for the nine months ended September 28, 2001, totaled $1,729.7 million compared to $2,228.9 million for the same period last year. During the first nine months of 2001, Tellabs began recognizing revenues from the sale of its emerging TITAN 6000 series of optical networking products, which accounted for more than 10% of overall third quarter 2001 sales. As previously mentioned, results of operations for 2000 were restated to reflect the adoption of SAB No. 101, during the fourth quarter of 2000. Tellabs accounted for the adoption of SAB No. 101 as a change in accounting principle with the cumulative effect of the change to prior periods reported during the first quarter of 2000.

For the first nine months of 2001, Tellabs reported a net loss of $101.7 million ($0.25 per diluted share outstanding) compared to a net earnings of $435.8 million ($1.04 per diluted share outstanding) for the first nine months of 2000. Included in the net loss for 2001 were charges totaling $311.9 million ($0.56 per diluted share outstanding) incurred in connection with the Company's restructuring efforts announced during the second and third quarters of 2001 (For more information, see Note 2. "Restructuring and Other Charges"). Also included in the results of operations for the first nine months of 2001 were the previously mentioned impairment charge of $19.4 million ($0.03 per diluted share outstanding) related to the write-down of the Company's available-for-sale investments in technology companies to market value and a gain of $6.4 million ($0.01 per diluted share outstanding) related to the sale of stock held as an investment. Both the impairment charge and gain from the sale of stock were recorded to other income and expense in the third quarter of 2001.

Included in results of operations for the nine months ended September 29, 2000, was a gain of $31.3 million ($0.05 per diluted share outstanding) on the sale of stock held as an investment, a gain of $13.2 million ($0.02 per diluted share outstanding) related to distributions from the Company's technology investments and a charge of $5.8 million ($0.01 per diluted share outstanding) incurred in connection with the acquisition of SALIX Technologies, Inc. The chart below presents pro forma financial information for the first nine months of 2001 and 2000, excluding the above mentioned charges and gains. For comparability purposes, all subsequent discussions will be based on these pro forma comparisons.

(In thousands, except per share amounts)	2001 Year-to -Date	Non- Comparable Items	Pro Forma 2001 Year-to -Date	2000 Year-to -Date	Non- Comparable Items	Pro Forma 2000 Year-to -Date
Sales	$1,729,718	$(6,224)	$1,735,942	$2,228,856		$2,228,856
Cost of goods sold	1,087,525	171,658	915,867	1,041,244		1,041,244
Gross margin	642,193	(177,882)	820,075	1,187,612		1,187,612
Operating expenses	796,767	134,048	662,719	597,250	$5,760	591,490
Operating margin	(154,574)	(311,930)	157,356	590,362	(5,760)	596,122
Other income (expense)	26,849	(13,005)	39,854	88,421	44,478	43,943
Earnings (loss) before taxes	(127,725)	(324,935)	197,210	678,783	38,718	640,065
Income taxes	(26,056)	(88,178)	62,122	213,817	12,643	201,174
Earnings (loss) before change in accounting principle	$(101,669)	$(236,757)	$135,088	$464,966	$26,075	$438,891
Net earnings (loss)	$(101,669)	$(236,757)	$135,088	$435,805	$26,075	$409,730
Diluted EPS	$(0.25)	$(0.58)	$0.33	$1.04	$0.06	$0.98

Results of Operations
Net product sales for the nine months ended September 28, 2001, were $1,472.5 million compared to $2,052.1 million in 2000, a 28.2% decrease. The overall decrease in product sales was primarily a byproduct of an industry-wide slowdown in telecommunication service provider spending levels experienced in 2001, particularly in the United States. Sales of the Company's optical networking products during the first nine months of 2001 were $935.3 million compared to $1,408.0 million last year. The main driver behind the 33.6% decrease in optical networking products sales was lower sales of the TITAN 5500/5500S and TITAN 532L systems. The shortfall in TITAN 5000 series systems sales was partially mitigated by sales of the Company's new products, the TITAN 6500 MTS and TITAN 6100 OTS, which accounted for over 10% of overall sales in the third quarter of 2001. Sales of broadband access products decreased 14.4% to $423.1 million when compared with sales for the first nine months of 2001, which totaled $494.2 million. Weakness in broadband access products sales was the result of reduced CABLESPAN 2300 systems sales and lower MartisDXX managed access and transport systems sales, which offset modest gains posted by the Company's FOCUS international-standard optical products line. Sales of voice-quality enhancement products for the first nine months of 2001 were $114.0 million compared to $149.9 million for the same period last year. The 23.9% reduction in voice-quality enhancement revenues was primarily due to lower sales of echo cancellation products.

Net services and other revenues were $263.5 million for the nine months ended September 28, 2001, compared to $176.7 million for the same period last year. The 49.1% growth in net services and other revenues was primarily attributable to revenues earned from the installation and testing of the Company's optical networking products that were sold during the latter part of 2000 and the first nine months of 2001.

Sales within the United States for the first nine months of 2001 decreased 25.8% while accounting for 75.0% of total revenues. Sales outside the United States for the first nine months of 2001 decreased 9.9% compared to the same period last year while accounting for 25.0% of total revenues.

Gross margin as a percentage of sales for the nine months ended September 28, 2001, was 47.2% compared to 53.3% for the first nine months of 2000. Gross product margin as a percentage of sales was 52.2% compared to 58.3% for the first nine months of 2000. The decrease in gross product margin as a percentage of sales resulted from a variety of factors, including: decreased sales of TITAN 5000 series systems; lower absorption of fixed manufacturing expenditures; the beginnings of a shift in product mix to include increased sales of emerging products and the accounting for customer shipping and freight revenues as sales revenue in 2001, in accordance with Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". Gross services and other margin as a percentage of sales was 19.7% for the first nine months of 2001 compared to (5.4%) for the same period last year. The improvement in gross services and other margin as a percentage of sales was the result of an increase in installations in 2001, along with cost control efforts implemented in the Company's professional services area.

Operating expenses for the nine months ended September 28, 2001, were $662.7 million compared to $591.5 million last year. As a percentage of sales, operating expenses were 38.2% compared to 26.5% for the first nine months of 2000. Research and development expenditures for the nine months ended September 28, 2001, totaled $334.5 million compared to $300.6 million last year. The growth in research and development spending resulted from increased expenditures in the optical networking product area for development work on the Company's emerging products and the inclusion of expenditures from FNI, which was acquired in February 2001. The overall growth in research and development spending was partially mitigated by cost savings that resulted from the Company's decision to exit the SALIX and NetCore next-generation switching initiative in April 2001. As a percentage of sales, research and development expenditures for the first nine months of 2001 were 19.3% compared to 13.5% for 2000. The growth in research and development spending as a percentage of sales was the result of lower overall sales volume in 2001. Selling, general and administrative expenditures totaled $310.9 million for the nine months ended September 28, 2001, compared to $282.1 million in the comparable period last year. The increase in selling, general and administrative expenditures was attributable to staffing and business infrastructure growth decisions made during the latter part of 2000 and first quarter of 2001, based on the then-anticipated growth of the Company, coupled with increased bad debt reserves resulting from the overall decline in the telecommunications industry in 2001. Overall growth in selling, general and administrative spending was lessened by strict cost savings strategies implemented during the second quarter of 2001, to align the Company's future spending with the new lower short-term revenue forecasts for the Company. These cost savings strategies included curtailing discretionary spending, generally eliminating salary increases for 2001 and instituting an executive level pay-cut. As a percentage of sales, selling, general and administrative expenditures for the first nine months of 2001 were 17.9% compared to 12.7% in the same period last year.

As previously discussed, included in third quarter 2001 earnings were charges totaling $50.3 million related to the Company's restructuring efforts (For more information, see Note 2. "Restructuring and Other Charges"). The Company is continuing to review ways to control costs, while still ensuring that sufficient resources exist to devote to the Company's on-going core business. During November 2001, the Company announced that it was realigning its resources to accelerate the development of the TITAN 6100 DWDM platform. As a result, the Company will discontinue development of the TITAN 6700 optical switch and redeploy assets to the development of the 6100 system. In light of the current economic conditions in the telecommunications industry, the Company is also continuing to realign its cost structure, and in addition to charges for the discontinuation of the TITAN 6700 system, will record additional charges related to further restructuring efforts in the fourth quarter of 2001.

Total other income for the nine months ended September 28, 2001, totaled $39.9 million compared to $43.9 million in the same period last year. The decrease in other income was the result of lower interest income earned during the first nine months of 2001, when compared to the same period last year. The reduction in interest income earned was attributable to a combination of lower prevailing interest rates and lower short-term investment balances during the first nine months of 2001, when compared to the same period last year.

The effective tax rate for the nine months ended September 28, 2001, was 31.5% compared to 31.4% for the comparable period last year. Tellabs effective tax rate reflects the benefits of research and development tax credits and lower foreign tax rates, as compared to the United States federal statutory rate.

Liquidity and Capital Resources

Cash and cash equivalents at September 28, 2001, totaled $520.9 million compared to $329.3 million at December 29, 2000. Net cash provided from operations for the nine months ended September 28, 2001, was $308.0 million. Principal sources of cash from operations included net loss adjusted for non-cash gains and charges, principally the restructuring and other charges of $293.7 million, net of cash paid and collections of record fourth quarter 2000 accounts receivable. Principal cash outflows from operations included the payment of 2000 taxes, growth in inventory to support new product introductions along with the payment of the related payables and the payout of the 2000 Global Incentive Plan.

The balance of accounts receivable, less allowances at September 28, 2001, was $337.5 million compared to $802.5 million at December 29, 2000. The large decrease in accounts receivable was attributable to collections of record fourth quarter 2000 sales during the first quarter of 2001, coupled with lower overall sales levels in 2001. Days sales in billed receivables outstanding (DSO) was 68 days at September 28, 2001, compared to 72 days at December 29, 2000. Tellabs continues to focus on reducing DSO by improving the underlying billing and collection process worldwide.

The balance of net inventory at September 28, 2001, was $415.1 million compared to $428.3 million at December 29, 2000. The decrease in inventory levels during 2001 resulted from recording reserves totaling $90.7 million related to the Company's restructuring efforts announced in April 2001 (For more information, see Note 2. "Restructuring and Other Charges"). Excluding the impact of the inventory reserves relating to the restructuring reserves, the growth in inventory was caused primarily by a buildup in materials to support introductions of the Company's TITAN 6000 series of optical networking products. The balance of goodwill, intangible and other assets increased $107.4 million during 2001, mainly as a result of the Company's acquisition of Future Networks, Inc. for $124.3 million, which includes product development milestone payouts of $24.3 million (For more information, see Note 3. "Business Combinations").

The balance of current liabilities at September 28, 2001, was $275.2 million compared to $412.3 million at December 29, 2001. The balance of accounts payable was $58.4 million at September 28, 2001, a decrease of $96.7 million, when compared to December 29, 2000. The reduction in accounts payable was due primarily to the lower level of overall business activity during 2001.

The balance of accrued liabilities was $96.1 million at the end of the third quarter of 2001, a decrease of $68.0 million when compared to December 29, 2000. The reduction in accrued liabilities was primarily the result of the payout of bonuses and incentives linked to the Company's 2000 Global Incentive Plan, which was accrued for during 2000, as well as the fact that no bonuses were accrued in 2001. The Company anticipates the balance of accrued liabilities to remain below 2000 levels for the remainder of 2001 due to the cost cutting measures implemented in April 2001.

Included in current liabilities are restructuring reserves totaling $120.7 million, which relate to the Company's restructuring efforts announced in April 2001 and August 2001. The accrual for the Company's restructuring efforts announced in April 2001 totaled $94.4 million at September 28, 2001, and consisted primarily of accruals for inventory purchase commitments, leased facility exit costs and employee severance. The accrual for the Company's additional restructuring efforts announced in August 2001, totaled $26.3 million at September 28, 2001, and consisted primarily of severance costs, leased facility exit costs and accrued fixed asset purchase commitments. The Company anticipates paying out the majority of these reserves over the remainder of 2001 and first half of 2002.

The Company had no payable for income taxes recorded as of September 28, 2001, due to the effects of the previously discussed restructuring and other charges recorded during 2001, as well as the payment of 2000 tax liabilities during the first quarter of 2001.

During the first nine months of 2001, Tellabs used $135.8 million in cash to fund investing activities. Purchases of property, plant and equipment during the nine months ended September 28, 2001, totaled $184.3 million. The principal capital outlay made during this time was for the construction and buildout of Tellabs' new corporate headquarters in Naperville, Illinois, which totaled $72.8 million. The Company began limited occupancy of this facility in October 2001. The remainder of the capital outlays for the first nine months of 2001 was principally for equipment to support the manufacture of the Company's optical networking products and for research and development equipment purchases. Tellabs also used $113.3 million, net of cash acquired, to purchase FNI. The total cash payout consisted of a $89.0 million net initial payment, made during the first quarter of 2001, and two payments made in the third quarter of 2001 totaling $24.3 million, for product development milestones that were met by FNI.

The Company's short-term marketable securities balance at September 28, 2001, was $531.5 million compared to $693.1 million at the end of 2000. Included in the Company's short-term marketable securities portfolio is available-for-sale equity investments in technology companies, which are accounted for at market prices, with unrealized gains or losses, net of deferred taxes, shown as a separate component of stockholders' equity. In September 2001, the Company conducted a review of its short-term marketable securities portfolio and determined that the losses it had been experiencing with its equity investments in technology companies were other than temporary. As a result, the Company recorded a pre-tax loss of $19.4 million related to the write-down of its equity investments in technology companies to their market values at September 28, 2001. The Company's overall short-term marketable securities balance decreased $161.5 million, primarily as a result of the Company managing its short-term liquidity position to meet its current and anticipated cash outflow requirements.

The Company generated $19.3 million in cash from financing activities during the first nine months of 2001, principally from employee stock option exercises.

Working capital at September 28, 2001, totaled $1,697.2 million compared to $1,910.1 million at December 29, 2001. The current ratio at September 28, 2001, was 7.2 to 1 compared to 5.6 to 1 at December 29, 2000. Management believes the current level of working capital will be sufficient to meet the Company's normal operating needs, both now and in the foreseeable future. Sufficient resources exist to support the Company's operations either through currently available cash, through cash generated from future operations, through short-term or long-term financing or equity offering.

Forward-Looking Statements

This Management's Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management's expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "likely," "will," "should" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; new product acceptance; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment; facility construction and start-ups; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company's filings with the SEC. For a further description of such risks and future factors, see Exhibit 99.1 to Form 10-Q for the quarterly period ended June 29, 2001, filed with SEC on August 9, 2001. The Company's actual future results could differ materially from those predicted in such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits

     None

(B) Reports on Form 8-K:

     The Registrant filed a press release on July 18, 2001 announcing earnings for the quarter and six months ended June 29, 2001.

     The Registrant filed a press release on August 22, 2001 announcing its plans to reduce its workforce by 1,000 employees in order to align its expenses with the reduced spending by major communication carriers.

     The Registrant filed a press release on October 18, 2001 announcing earnings for the quarter and nine months ended September 28, 2001.

     The Registrant filed a press release on November 5, 2001 announcing its plans to discontinue its development of the TITAN 6700 optical switch and reallocate resources to the development of the TITAN 6100 metro DWDM platform.

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

November 9, 2001
(Date)