Form 10-K
period 2001-12-28
TELLABS INC
filed 2002-03-22
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                         to

Commission file Number: 0-9692

TELLABS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3831568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Tellabs Center, 1415 West Diehl Road, Naperville, Illinois	60563
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 378-8800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common shares, with $0.01 par value
(Title of Class)

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [ X ]          NO[  ]

On February 25, 2002, 410,673,829 common shares of Tellabs, Inc., were outstanding, and the aggregate market value (based upon the closing sale price of the National Market System) of such shares held by nonaffiliates was approximately $4,689,895,127.

Documents incorporated by reference: Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 28, 2001, are incorporated by reference into Parts I and II, and portions of the registrant's Proxy Statement dated March 19, 2002, are incorporated by reference into Part III.

PART I

ITEM I. BUSINESS

Tellabs, Inc. designs, manufactures, markets and services optical networking, broadband access and voice-quality enhancement solutions. The Company also provides professional services that support its solutions. Tellabs’ products and services are used worldwide by the providers of communications services. Industry and technical terms used in this Form 10-K are described in the Glossary, which appears at the end of this Item I.

In February 2001, the Company completed its acquisition of Future Networks, Inc. (FNI), a leader in standards-based voice and data cable modem technology, for $141.8 million in cash and options. The transaction was accounted for as a purchase.

In April 2001, August 2001 and November 2001, the Company’s management and Board of Directors approved plans to restructure its business operations. The Company’s restructuring efforts included termination of the SALIX and NetCore next-generation switching efforts, discontinuation of the development of the TITAN 6700 Optical Transport Switch, a strategic realignment of worldwide manufacturing capacity and related workforce reductions, reduction of excess inventories and related purchase commitments, and a consolidation of the Company’s facilities. These steps were undertaken to both realign the Company’s cost structure with the lower anticipated business and industry outlook and to focus the Company’s resources on the metropolitan optical networking and business services markets. As a result, the Company recorded restructuring and other charges of $448.7 million ($321.6 million, after-tax, or $0.79 per diluted share). For more information on the Company’s 2001 restructuring activities, please refer to Note 3, “Restructuring and Other Charges” from the Tellabs 2001 Annual Report, incorporated herein by reference in Item 8, “Financial Statements and Supplementary Data.”

In January 2002, the Company completed its acquisition of Ocular Networks, Inc. (Ocular), a leader in next-generation optical solutions for the metropolitan market, for approximately $355 million in cash and options. The transaction was accounted for a purchase.

Also in early 2002, the Company unified its product names under the Tellabs brand to make its product portfolio easier to communicate and understand. All product references in this Form 10-K, will refer to both the existing and new product names.

Products provided by Tellabs include optical networking systems, broadband access systems and voice-quality enhancement systems. Optical networking systems include the Tellabs® 5000 (formerly TITAN®) series of digital cross-connects, the new Tellabs 6400 (formerly Ocular OSXTM) product line, the Tellabs 6500 (formerly TITAN 6500) product line and the Tellabs 7000 (formerly TITAN 6100) series of optical transport systems. Broadband access systems include the Tellabs 2000 (formerly CABLESPAN®) telephony distribution system; the Tellabs 6300 (formerly FOCUSTM) transport switching products and the Tellabs 8000 (formerly MartisDXX®) series of managed access systems. Voice-quality enhancement products include the Tellabs 3000 (formerly VERITYTM) series of echo control and cancellation products and Tellabs Integrated Voice Products (OEM) such as its echo canceller mezzanine cards. Please refer to the glossary for an explanation of technical terminology.

Products recently introduced or to be introduced include the Tellabs 6400 Transport Switch (formerly Ocular OSX 6000TM), the Tellabs 6410 Transport Edge Node (formerly Ocular OSX 1000TM), the Tellabs 6500 Transport Switch (formerly the TITAN 6500 Multiservice Transport Switch), the Tellabs 7100 Optical Transport System (formerly the TITAN 6100 Optical Transport System) and the Tellabs 3000 (formerly VERITY 3000) voice-quality enhancement series.

The Company’s products are sold in the domestic and international marketplaces (under the Tellabs name and trademarks and under private labels) through the Company’s field sales force and selected distributors to a major customer base. This base includes Incumbent Local Exchange Carriers (ILECs), independent telephone companies (ITCs), interexchange carriers (IXCs), local telephone administrations (PTTs), other local exchange carriers (LECs), original equipment manufacturers (OEMs), cellular and other wireless service companies, cable operators, alternate service providers, competitive local exchange carriers (CLECs), internet service providers, system integrators, government agencies, and business end-users ranging from small businesses to Fortune 500 companies.

OPTICAL NETWORKING SYSTEMS

Optical networking increases the capacity of the fiber in a network, enabling service providers to carry more of their customers’ voice, data and video signals over the same infrastructure, which ultimately lowers costs. Optical networking relies on wavelengths and fibers to move massive amounts of voice and data. A wavelength can carry voice, video or data traffic, from an optical carrier (OC)-3 or synchronous transfer mode (STM)-1 (up to two million simultaneous phone conversations or Internet connections) up to OC-768 or STM-256. A fiber can carry anywhere from one to 160 wavelengths, depending on the type of equipment used to terminate the fiber.

Tellabs’ optical networking systems are designed to help service providers lower costs, generate more revenues and efficiently manage bandwidth as the end-user demand for communication services grows. The Company’s optical networking systems consist of technologically sophisticated digital cross-connect, transport switching and optical transport systems. These transmission systems are designed to meet or exceed domestic and international industry standards. Product offerings include the Tellabs 5000 (formerly TITAN) series of digital-cross connect systems, the new Tellabs 6400 (formerly Ocular OSX) product line, the Tellabs 6500 Transport Switch (formerly TITAN 6500 Multiservice Transport Switch) and the Tellabs 7100 (formerly TITAN 6100) series of optical transport systems.

A digital cross-connect system is a high-speed data channel switch, which connects transmission paths based on network needs, rather than call-by-call. Digital cross-connect systems manage and route network traffic and combine, consolidate and segregate signals to maximize efficiency. The Tellabs 5000 (formerly TITAN) series of digital cross-connect systems operate under software control and are typically used to build and control the narrowband and wideband transmission infrastructure of telecommunication service providers. These products augment the ability of users to provide current, emerging, and future service to business and residential customers.

Telecommunication managers utilize the digital cross-connect systems to generate revenue or to reduce cycle time while minimizing capital and operating expense. Key applications include centralized and remote testing of transmission facilities, grooming of voice, data, and video signals, automated provisioning of new services and restoration of failed facilities. All of the Company’s systems include a feature for monitoring facility performance, which reduces troubleshooting time in a complex network. The user can detect the early warnings of facility degradation rather than reacting to a network outage. These systems also convert international to domestic transmission and signaling standards.

The Tellabs 5000 series digital cross-connect systems vary in switching rate and facility interface speed. The Tellabs 5300 (formerly the TITAN 5300) line of narrowband cross-connect systems can process data through the system at up to 1.5 megabits per second (Mbps). The Company’s flagship Tellabs 5500 Digital Cross-Connect (formerly the TITAN 5500 Digital Cross-Connect) system, the industry’s largest wideband cross-connect can handle up to 155 Mbps of data at a time. A single Tellabs 5500 system can carry the equivalent of 1,400,000 simultaneous Internet calls.

The Tellabs 6500 Transport Switch aggregates traffic of different types; such as, synchronous optical network (SONET)/synchronous digital hierarchy (SDH), asynchronous transfer mode (ATM), and Internet protocol/multiprotocol label switching (IP/MPLS), and routes it into a single large optical pipe. The Tellabs 6500 interfaces electrical facilities at DS3 and STS-1 levels and optical facilities at OC-3, -12, -48 and -192, and switches lower speed signals at broadband payloads (52 MS/S - STS-1 through OC-48C (2.5 gigbits per second). The first release of the Tellabs 6500 system can carry the equivalent of 4,128,768 simultaneous Internet calls.

The Tellabs 7100 Optical Transport System is designed for use in the metropolitan (metro) optical networking market, to allow service providers to deliver high-speed broadband services to Internet service providers and Fortune 500 companies, thus helping to alleviate the bandwidth bottlenecks of the Internet “on ramps.” The system accomplishes this by utilizing dense-wavelength-division multiplexing (DWDM) technology to increase the capacity of a network. DWDM is the process of increasing the amount of traffic a single fiber can carry by packing multiple signals onto it. The Tellabs 7100 system utilizes DWDM to increase an individual fiber’s capacity up to 32 times and when used in conjunction with other Tellabs solutions, allows end-to-end fiber and lightpath management.

The new Tellabs 6400 product line, obtained in the acquisition of Ocular Networks, Inc. in January 2002, is also designed for use in the metro optical networking market. The Tellabs 6400 Transport Switch increases network utilization efficiency in Tier 2 and Tier 3 offices by integrating cross-connect technology, add-drop multiplexing and highly efficient data switching for Internet protocol (IP) and Ethernet traffic. The Tellabs 6410 Transport Edge Node is a compact, low-cost full SONET add/drop multiplexer system for time division multiplex (TDM) access and data services. By combining TDM and Ethernet interfaces with high-speed optical or electrical transport, carriers can achieve a cost-effective solution to link the new edge of the metro network with the dense metro core.

Optical networking system products accounted for approximately 55%, 64% and 59% of sales for 2001, 2000 and 1999, respectively.

BROADBAND ACCESS

The Company’s broadband access systems consist primarily of the Tellabs 8100 (formerly MartisDXX) and Tellabs 6300 (formerly FOCUS) series of managed access and transport systems, the Tellabs 7200 (formerly FOCUS 6200) Optical Transport System and the Tellabs 2000 (formerly CABLESPAN) family of telephony distribution systems. The Company’s broadband access solutions provide seamless integration of: circuit-switched voice and data; IP-data and voice-over-Internet protocol (VolP) services; and access capacity expansion through digital subscriber line (DSL) technology.

The Tellabs 8000 (formerly MartisDXX) series of managed access systems is designed for the connectivity services segment of the overall business services market, which includes business-class Internet connectivity and managed data networks. The Tellabs 8100 Managed Access System is currently deployed in more than 200 networks and 80 countries worldwide, providing intelligent transport for mobile services and multi-service platforms for a broad range of business services. It is a leading mobile transmission system. Tellabs has partnered with Ericsson in this area, which puts the Company in a unique position to participate in 3G business. The long-term view is to migrate towards managed IP based platforms both in the business service networks and mobile 3G networks. In 2001, the Tellabs 8100 Managed Access System was upgraded with new integrated IP routing and ATM transport capabilities, which enable operators to reduce the cost of LAN-IC connectivity service with integrated access devices and to utilize the ATM backbone networks for business service network transport and switching services. In addition, the Company also introduced full V5.2 implementation for multi-service access networks, to allow operators to utilize their business service coverage and enhance their service offerings with POTS and ISDN voice services.

The Tellabs 7200 Optical Transport System (formerly FOCUS 6200) is an international-oriented wavelength-division multiplexing platform, which enables operators to reduce the operational costs and simplify network planning. It provides multi-wavelength optical add/drop, integrated SDH interfaces, and open transponder interfaces that support multiple bit rates and IP applications for distances in excess of 600 kilometers. For the end customer, direct SDH access means highly flexible, high-capacity connections for a range of services that can be managed end-to-end by the operator. For the operator, the benefits are improved bandwidth utilization with unified management of multiple services over a single platform, using a range of transmission media.

The Tellabs 6300 series includes the Tellabs 6340 Transport Switch (formerly FOCUS LX), a flexible and scalable platform for add-drop multiplexing, and the Tellabs 6350 Transport Switch (formerly FOCUS LX-XC), a multipurpose platform offering faster services, including 4/4/1 cross-connection with interfaces to support both data and SDH.

The Tellabs 2300 Telephony Distribution System (formerly CABLESPAN 2300 Universal Telephony Distribution System) is a multiple services delivery system that allows cable television providers, alternate access carriers, and competitive access providers to build flexible communication networks that support the integrated delivery of video, voice, data and information services. The product provides maximum application flexibility through its ability to support a wide variety of network topologies, interface with various forms of transmission media and provide the modularity required to support both residential and business customers. The Tellabs 2000 series telephony distribution systems can be managed either directly from an integral interface that provides local and remote management or from a PC-based stand-alone element management system that allows the management of multiple Tellabs 2000 systems and supports multiple network operators while interfacing with other operational support systems. Tellabs has partnered with TollBridge Technologies, Inc. in this area, with a strategy of global expansion. The Company has also enhanced the Tellabs 2300 Telephony Distribution System to reduce telephony upgrade costs by as much as 30% in cable networks and improve service reliability.

In 2001, Tellabs, Inc. acquired Future Networks, a leader in standards-based voice and data cable modem technology. This enabled Tellabs to provide cable operators with a multi-services solution based on internet protocol. Future Networks brought a complete line of cable data modems based on Data Over Cable Service Interface Specification (DOCSIS), EuroDOCSIS and PacketCable specifications to Tellabs’ end-to-end solution.

Broadband Access products accounted for approximately 24% of sales in 2001 and 22% of sales in 2000 and 1999.

VOICE-QUALITY ENHANCEMENTS

 The Company’s voice-quality enhancement systems consist primarily of the Tellabs 3000 (formerly VERITY) family of broadband and narrowband echo cancellers and Tellabs Voice-Quality Enhancement (VQE) solutions that enable wireless and wireline providers to improve voice quality in long distance, wireless and private networks.

The Tellabs 3000 series of echo cancellers operate in a variety of network environments to ensure that a subscriber’s phone call is echo free. The VQE solutions are application-specific software that operate seamlessly with the Tellabs 3000 family of echo cancellers to optimize voice clarity for improved customer satisfaction. Tellabs VQE products primarily address the needs of cellular companies, ILEC’s and IXC’s, both domestically and internationally.

In the case of wireline customers, the ability to control the clarity of speech quality is becoming more and more difficult, due to the deregulation of networks and the move from circuit-based to cell and packet-based networks. These networks introduce delays and other issues that are not present in circuit-based calls, including the level of speech signals during calls. In the case of wireless operators, to compete with wireline operators for call revenues, the clarity of a mobile call must be as good as a wireline call. These changes have resulted in a move away from pure echo cancellation, to providing echo cancellation as a platform for voice-quality enhancing software, such as level control and noise reduction. This development in the market has opened up opportunities, not just to provide solutions to the wireline and wireless operators worldwide, but also to the manufacturers of telecommunications products worldwide, who integrate these voice-quality enhancing solutions into their products. Competition is driving many wireline and wireless customers to re-evaluate and upgrade their existing infrastructure, based on the voice enhancing technology solutions now available. Tellabs VQE solutions include Tellabs Noise Reduction (TNR), which reduces background noise in mobile calls; Tellabs Level Control (TLC), which addresses voice level variations by automatically compensating for high or low audio levels on a cell-by-cell basis; and Tellabs Acoustic Control (TAC), which eliminates acoustic echo originating from digital mobile handsets and hands-free kits.

In 2001, the Company introduced the Tellabs 3100S VQE system, which combines an echo canceller and a fully functional digital cross-connect, along with optional voice-quality enhancements to offer digital wireless and long distance service providers improved voice quality and enhanced network performance. The Tellabs 3100S system will be available during the first quarter of 2002.

Voice quality enhancement products accounted for approximately 6% of sales in 2001, 6% of sales in 2000, and 12% of sales in 1999.

COMPETITION

The Company’s products are sold in global markets and compete on the following key factors: responsiveness to customer needs, product features, customer-oriented planning, price, performance, reliability, breadth of product line, technical documentation and prompt delivery.

The optical networking product systems compete principally with Alcatel, Ciena, Cisco, ECI, Fujitsu, Lucent Technologies, Nortel Networks, ONI, Siemens and Sycamore.

The major competitors of the broadband access products are ADC, Alcatel, Arris, Cisco, Lucent, Marconi, Motorola, Nortel Networks, Samsung, Thompson/RCA and Toshiba.

Leading competitors for voice-quality enhancements are Ditech, Ericsson and NMS Communications.

SERVICES AND OTHER

The Company generates services and other revenues primarily from its services and solutions area. The purpose of the Company’s worldwide service organization is to provide customers with high quality technical and administrative product support focusing on meeting the expanding needs of the global customer base. The Company supports its customers with a wide range of services, including: network deployment, traffic management, support services and professional services.

The Company’s application engineering, support and installation group emphasizes meeting the customer’s needs for installation and integration of the Company’s products and third party equipment into the customer’s network. The group uses a combined workforce of Company and subcontracted personnel to provide teams of trained professionals that manage the job from the conceptual, engineering stage through to the successful system integration and commissioning.

The Company’s technical support group consists of unique and highly-trained teams that focus on customer support of all of the Company’s existing and emerging products. All teams utilize a Customer Management System (CMS) to capture, collect and report on a number of data points specific to product performance and overall customer profiles as well as tracking the status of customer calls through to resolution.

The Company’s customer training group offers an expansive choice of course offerings designed to meet the existing customer needs, as well as, newly-designed course offerings that address the rapidly changing industry needs. Courses are offered at the Company’s technologically-advanced training facilities and on-site at customer premises.

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

The Company’s solutions services group offers a variety of professional and consultative services, including program management, network planning and enhanced product support. These innovative service offerings are designed to augment the Company’s basic services and provide value-added benefits to our customers.

Services and other revenues accounted for approximately 15%, 8% and 6% of sales in 2001, 2000 and 1999, respectively.

GLOBAL SALES

Sales are generated through the Company’s direct sales organization and selected distributors. The North American sales group consists of approximately 90 direct sales personnel and an additional 60 sales support personnel located throughout the United States and Canada. The international sales group consists of approximately 110 direct sales personnel, and an additional 100 sales support personnel located in Latin America, South America, Europe, the Middle East, Africa and Asia.

The North American sales organization conducts its activities from the Company’s corporate headquarters and five regional offices. The international sales organization conducts its activities from the Company’s corporate headquarters, 26 regional sales offices, and three regional headquarters. The regional sales offices are generally staffed by a regional sales manager or country manager, direct sales resources, system sales engineers and additional personnel as required.

Direct orders through the Company’s field organization accounted for approximately 89% of 2001 U.S. sales. The North American sales organization is structured by market with emphasis on large customers. The international sales organization is structured to support activities on a regional basis, with “solution centers” located strategically throughout the world.

The Company has arrangements with a number of distributors of telecommunications equipment, both in North America and internationally, some of whom maintain inventories of the Company’s products to facilitate prompt delivery. These distributors provide information on the Company’s products through their catalogs and through trade show demonstrations. The Company’s field sales force also assists the distributors with regular calls to them and their customers. Distributors, as a group, accounted for approximately 15% of overall 2001 sales.

CUSTOMERS

Sales to customers within the United States accounted for approximately 76%, 78% and 70% of overall sales, in 2001, 2000, and 1999, respectively. Sales to international customers accounted for approximately 24%, 22% and 30% of consolidated sales in 2001, 2000 and 1999, respectively. The largest single group of customers the Company has is Incumbent Local Exchange Carriers (ILECs), which accounted for approximately 47%, 38% and 34% of consolidated net sales in 2001, 2000 and 1999, respectively. The Company believes that a loss of, or a significant reduction in purchases by ILECs as a group, although not anticipated, could have a material adverse effect on the Company’s results. In 2001, sales to Verizon Communications, Inc. (Verizon) and Sprint Corporation (Sprint) accounted for approximately 18.4% and 10.1% of consolidated net sales, respectively. In 2000, sales to Verizon accounted for approximately 19.1% of consolidated net sales. In 1999, sales to SBC Communications, Inc. (SBC) and sales to Verizon accounted for approximately 11.5% and 11.0% of consolidated net sales, respectively. No other customer in 2001, 2000, or 1999 accounted for more than 10% of consolidated net sales.

BACKLOG

At December 28, 2001, and December 29, 2000, backlogs were approximately $172 million and $436 million, respectively. All of the December 28, 2001, backlog is expected to be shipped in 2002. The Company considers backlog to be an indicator, but not the sole predictor, of future sales.

RESEARCH AND DEVELOPMENT

Tellabs believes that the enhancement of existing products and the development of new products are vital to the Company’s long-term success. Research and development expenses were $425.5 million in 2001, $415.2 million in 2000, and $312.3 million in 1999. As of December 28, 2001, there were approximately 2,675 engineers employed at Tellabs, representing approximately 36% of the Company’s total workforce. The Company conducts research at its laboratories in Lisle, Bolingbrook and Naperville, Illinois; Mishawaka, Indiana; Hawthorne, New York; Burlington, Bedford, and Cambridge, Massachusetts; Ashburn and Reston, Virginia; Alpharetta, Georgia; Ontario and Quebec, Canada; Ballerup, Denmark; Espoo, Oulu, Varkaus and Tampere, Finland; Haryana, India; and Shannon, Ireland. In addition to the Company’s internal efforts to develop new technologies, Tellabs also undertakes research and development-oriented acquisitions and product-oriented alliances in order to allow the Company access to technology that is important to the future of its products. The Company plans to spend approximately $400 million on research and development in 2002. These expenditures reflect the Company’s commitment to the enhancement of existing products and development of new products designed to satisfy the needs of communications service providers worldwide.

MANUFACTURING

The Company generally manufactures and assembles the products it sells. These products are primarily assembled from standard components and from fabricated parts that are manufactured by others to the Company’s specifications.

Most purchased items are standard commercial components available from a number of suppliers with only a few items procured from a single-source vendor. Management believes that alternate sources could be developed for those parts and components of proprietary design and those available only from single or limited sources. However, future shortages could result in production delays that could adversely affect the Company’s business.

The Company’s manufacturing facilities are located in Bolingbrook, Illinois; Espoo, Finland; Shannon, Ireland; and Ronkonkoma, New York. Each of the Company’s manufacturing operations is registered under the ISO 9000 standard.

As part of the manufacturing process, hazardous waste materials that are present are handled and disposed of in compliance with all Federal, State and local provisions. These waste materials and their disposal have no significant impact on either the Company’s production process or its earnings or capital expenditures.

EMPLOYEES

At December 28, 2001, the Company had 7,334 employees, of which 2,251 were employed in the sales, sales support and marketing area, 2,675 in product development, 1,794 in manufacturing, and 614 in administration. The Company considers its employee relations to be good. It is not a party to any collective bargaining agreement.

INTELLECTUAL PROPERTY

The Company has various trade and service marks, both registered and unregistered, in the U.S. and in numerous foreign countries (collectively, “Marks”). All of these Marks are important in that they differentiate the Company’s products and services within the industry through brand name recognition. The Company is not aware of any factor which would affect its ability to utilize any of its major Marks.

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

Through various licensing arrangements the Company grants certain rights to its intellectual property and receives certain rights to intellectual property of others. The Company expects to maintain current licensing arrangements and in the future secure licensing arrangements, as needed and to the extent available on reasonable terms and conditions, to support continued development and marketing of the Company’s products. Some of such licensing arrangements require or may require the payment of royalties, and the amount of such payments may depend upon various factors, including but not limited to: the structure of royalty payments, offsetting considerations, if any, and the degree of use of the licensed technology in any products of the Company or otherwise.

BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

The Company manages its business in one business segment. Information with respect to the Company’s net sales by product group, net sales by country and net long-lived assets by country for the fiscal years ended December 28, 2001, December 29, 2000, and December 31, 1999, is set forth in Note 11 on page 47 of the registrant’s 2001 Annual Report to Stockholders and is incorporated herein by reference.

GLOSSARY OF COMMUNICATIONS TERMS

Access — The process by which users or devices interact with a communications network.
Add/drop — In a multichannel transmission system, a process that diverts (drops) a portion of the multiplexed aggregate signal at an intermediate point, and introduces (adds) a different signal for subsequent transmission in the same position.
Asynchronous transfer mode (ATM) — A high-speed multiplexing and switching method utilizing fixed-length cells of 53 octects to support multiple types of traffic.
Bandwidth — The width or carrying capacity of a communications channel.
Branch — A direct path joining two nodes of a network or graph.
Broadband — A network element, fiber-optic in nature, providing capacity at DS3 or greater (e.g., Tellabs 6500).
Carrier — In a telecommunications context, a telecommunications company that holds itself out to the public for hire to provide communications transmission services.
Channel — A connection between initiating and terminating nodes of a circuit.
Circuit — The complete path between two terminals over which one-way or two-way communications may be provided.
Connection — A provision for a signal to propagate from one point to another, such as from one circuit, line, subassembly, or component to another.
Dense wavelength division multiplexing (DWDM) — Technology that splits single white-light optical signals on fiberoptic cables into several independent wavelengths, or colors, thus expanding the carrying capacity of fiber optic networks.
Digital — An alternative to traditional analog communications, digital systems transport information in binary 1s and 0s format, like computer code, to improve clarity and quality.
Digital cross-connect — A specialized high-speed data channel switch, which connects transmission paths based on network needs (rather than call by call). Digital cross-connects manage and route network traffic, and combine, consolidate and segregate signals to maximize efficiency.
Digital signal — A signal in which discrete steps are used to represent information.
Digital signal 3 (DS3) — A digital signal of 44.736 Mb/s, corresponding to the North American T3 designator.
Ethernet — A data network that connects computers, printers, workstations, terminals and servers within the same building, campus or metropolitan area.
Exchange — In the telephone industry, a geographic area (such as a city and its environs) established by a regulated telephone company for the provision of local telephone services.
Fiber optic — High-capacity cable that uses a laser beam of light traveling along a glass fiber to transmit communication signals.
Frequency — For a periodic function, the number of cycles or events per unit time.
Interexchange carrier (IXC) — A communications common carrier that provides telecommunications services between local exchange and transport areas (LATAs) or between exchanges within the same LATA.
Internet — The world’s largest decentralized network of computers and network servers.
Internet protocol (IP) — Common name given to a set of protocols developed to allow cooperating computers to share resources across a network.
Multiplexing — The combining of two or more information channels onto a common transmission medium.
Multiservice — The capability of simultaneously transporting a variety of signal types.
Narrowband — A network element providing capacity from DS0 to DS1.
Network — A system of equipment and connections for the transmission of signals that carry voice, data and video. Networks can be local, such as those maintained by providers of local telephone services, or long-distance, such as those maintained by providers of connections and transport between local networks.
Node — In a switched network, one of the switches forming the high-traffic-density connectivity portion of any communications network.
OC — Optical Carrier.
Optical — A technology that transmits signals as light over fiber optic cable.
Packet — In data communications, a sequence of binary units, including data and control signals, that is transmitted and switched on a composite whole.
Signal — Detectable transmitted energy that can be used to carry information.
Switch — A device that establishes and routes communications paths.
Switching — The controlling or routing of signals in circuits to execute logical or arithmetic operations or to transit data between specific points in a network.
Switched network — A communications network in which any user may be connected to any other user through the use of message, circuit or packet switching and control devices.
Synchronous digital hierarchy (SDH)— Transport format for transmitting digital information over fiberoptic facilities outside of North America, comparable to SONET.
Synchronous optical network (SONET) — Transport format for sending high-speed signals over fiberoptics in North America.
Traffic — The information moved over a communications channel.
Transponder — An automatic device that receives, amplifies, and retransmits a signal on a different frequency.
Transmission — The dispatching, for reception elsewhere, of a signal, message, or other form of information.
Terminal — A device capable of sending, receiving or sending and receiving information over a communications channel.
Transport — Refers to networks that use cables rather than radio.
Voice-quality enhancement — A technique that isolates and filters our unwanted signals such as echo and background noise.
Wideband — A network element providing capacity at DS1 or greater.

ITEM 2. PROPERTIES

In late 2001, the Company began relocating its corporate headquarters to a new 850,000 square foot facility built on 55 acres of land the Company owns in Naperville, Illinois, approximately 35 miles west of Chicago.

The Company continues to own 19.1 acres of land with three buildings totaling 222,000 square feet in Lisle, Illinois. The Company also owns 50 acres of land in Bolingbrook, Illinois (near Lisle), where a 544,000-square foot manufacturing, engineering and office building is located. In addition, the Company owns another 182,000 square foot building in Bolingbrook used by manufacturing. In Round Rock, Texas, the Company owns approximately 76 acres of land where a 124,000 square foot manufacturing facility is located. This facility was closed as part of the Company’s 2001 restructuring efforts. In 1999 the Company purchased 5.2 acres of land in Ashburn, Virginia adjoining their existing leased facility.

Internationally, the Company owns a 222,000-square foot facility on 28 acres of land in Ballerup, Denmark, which houses administrative and research and development functions. In Espoo, Finland, the Company owns a 154,000-square foot production and engineering facility, located on approximately 12 acres of Company-owned land. Also on this land is a 90,000-square foot building, which is used for manufacturing. The Company also owns three office buildings in Espoo, totaling 132,000 square feet, which contain production, research and development and administrative functions. In Shannon, Ireland, the Company owns a 135,000-square foot manufacturing facility, which is built on land obtained through a long-term lease entered into during 1997.

Significant facilities leased by the Company include: a manufacturing facility in Ronkonkoma, New York (130,000 square feet); one location in Burlington, Massachusetts (60,000 square feet), which contains sales, research, manufacturing and administrative activities; a facility in Ashburn, Virginia (72,000 square feet) for research and development; a location in Alpharetta, Georgia (25,500 square feet) for research and development; two locations in Espoo, Finland (60,000 square feet, total) housing administrative and engineering functions; and two locations in Oulu and Tampere, Finland (59,000 square feet, total) for research and development.

In addition to these facilities, the Company also leases six sales offices and three research and development facilities in the United States. In Canada, the Company leases one sales office and two research and development facilities. Internationally, the Company also leases five research and development facilities and various small sales offices in twenty-seven countries.

During 2001, the Company consolidated its facilities as part of its restructuring efforts. As a result, the Company currently has certain locations available for sublease. These locations include: Bolingbrook, Illinois (54,000 square feet); Lisle (93,000 square feet); Warrenville, Illinois (137,000 square feet); Schaumburg, Illinois (12,700 square feet); Germantown, Maryland (94,000 square feet); Chelmsford, Massachusetts (260,000 square feet); Drogheda, Ireland (122,000 square feet); and Wilmington, Massachusetts (77,000 square feet).

The Company owns substantially all the equipment used in its business. The Company believes that its facilities are adequate for the level of production anticipated in 2002, and that suitable additional space and equipment will be available to accommodate expansion as needed.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

FORWARD LOOKING STATEMENTS

Except for historical information, the matters discussed or incorporated by reference in Part I of this report may include forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “likely,” “will,” “should” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; new product acceptance; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment; facility construction and start-ups; the regulatory and trade environment; availability and terms of business partnering arrangements and future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Exhibit 99.1 to Form 10-Q for the quarterly period ended June 29, 2001, filed with SEC on August 9, 2001. The Company’s actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward looking statements in determining whether to buy, sell or hold any of the Company’s securities. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the financial statements and related notes and management’s discussion and analysis included in the Company’s Annual Report and incorporated in this report by reference in Part II, Items 7 and 8 herein.

EXECUTIVE OFFICERS OF THE REGISTRANT
Name and Business Experience	Year of Birth	Current Position
Michael J. Birck Chairman and Director; Chief Executive Officer, President and Director 1975 to 2000.	1938	Chairman and Director.

Thomas F. Cooke Senior Vice President, Human Resources; Director, Employment Law and Compliance 2000 to 2001; Labor and Employment Counsel, SBC Communications 1998 to 2000; Partner, Baker & Hostetler 1987 to 1998.	1959	Senior Vice President, Human Resources.

James A. Dite Vice President and Controller; Director of Taxes 1997 to 2000.	1946	Vice President and Controller.

Anders Gustafsson President, Global Sales and Executive Vice President; Vice President and General Manager, Europe, Middle East and Africa 2000; Various senior sales and management positions, Motorola 1992 to 2000.	1960	President, Global Sales and Executive Vice President.

John C. Kohler Senior Vice President, Global Business Operations; Vice President, Global Manufacturing 1998 to 2000; Vice President, Manufacturing 1993 to 1998.	1952	Senior Vice President, Global Business Operations.

Catherine E. Kozik Chief Information Officer and Senior Vice President, Global Information Services; Various management positions, information technology and engineering 1992 to 2000.	1960	Chief Information Officer and Senior Vice President, Global Information Services.

Susan Lichtenstein Senior Vice President, General Counsel and Secretary; Senior Vice President, General Counsel and Secretary, Ameritech 1999 to 2001; Various positions, Ameritech 1994 to 1999.	1956	Senior Vice President, General Counsel and Secretary.

Stephen M. McCarthy Senior Vice President, Global Marketing; Vice President, Global Solutions and Service 1999 to 2000; Senior Vice President, Major Accounts Central Division, ADP 1997 to 1999; Vice President, Sales, Ameritech 1994 to 1997.	1954	Senior Vice President, Global Marketing.

Richard C. Notebaert Chief Executive Officer, President and Director; Chairman and Chief Executive Officer, Ameritech 1994 to 1999.	1947	Chief Executive Officer, President and Director.

Joan E. Ryan Executive Vice President and Chief Financial Officer; Senior Vice President, Chief Financial Officer, Alliant Foodservice, Inc. 1998 to 2000; Vice President, Finance and Chief Financial Officer, Ameritech Small Business Services 1995 to 1998.	1956	Executive Vice President and Chief Financial Officer.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Tellabs’ common stock is listed on the Nasdaq Stock market under the symbol TLAB and appears daily in most newspaper stock tables as Tellabs. As of February 25, 2002, there were approximately 5,845 stockholders of record and 410,673,829 outstanding shares. Tellabs is a component of the Nasdaq-100 Index and the Standard & Poor’s 500 Index.

The section entitled "Common Stock Market Data" on the inside back cover of the Company’s Annual Report to Stockholders for the year ended December 28, 2001 (the “Annual Report”) is incorporated herein by reference. It is also included in Exhibit 13, as filed with the SEC. See discussion referred to in Item 7 below for dividend information.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data
(In millions, except per-share amounts)	2001*	2000	1999	1998	1997
Net Sales	$2,199.7	$3,387.4	$2,322.4	$1,706.1	$1,280.9
Gross Profit	$763.2	$1,835.4	$1,382.3	$1,000.0	$761.3
Operating Profit (Loss)	$(279.4)	$995.0	$731.8	$484.4	$379.8
Earnings (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting Principle	$(244.8)	$1,109.4	$802.1	$577.7	$417.2
Earnings (Loss) Before Cumulative Effect of Change in Accounting Principle	$(182.0)	$760.0	$549.7	$391.5	$275.5
Net Earnings (Loss)	$(182.0)	$730.8	$549.7	$391.5	$275.5
Earnings (Loss) per Share Before Cumulative Effect of Change in Accounting Principle	$(0.44)	$1.86	$1.36	$0.98	$0.71
Effect of Change in Accounting Principle, Assuming Dilution	$(0.44)	$1.82	$1.32	$0.96	$0.69
Earnings (Loss) per Share	$(0.44)	$1.79	$1.36	$0.98	$0.71
Earnings (Loss) per Share, Assuming Dilution	$(0.44)	$1.75	$1.32	$0.96	$0.69
Total assets	$2,865.8	$3,073.1	$2,354.6	$1,651.9	$1,250.1
Total Liabilities	$400.2	$445.5	$307.1	$247.4	$257.9
Stockholders’ Equity	$2,465.6	$2,627.6	$2,047.5	$1,404.5	$992.2
Long-Term debt	$3.4	$2.9	$9.4	$3.3	$3.1
Net Working Capital	$1,625.1	$1,910.1	$1,511.4	$1,054.9	$685.0

No cash dividends per common share were paid. Per-share amounts restated for stock split in 1999.
*Includes restructuring and other charges of $448.7 million ($321.6 million, after-tax, or $0.79 per diluted share).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 22 through 30 of the Annual Report are incorporated herein by reference. This information is also included in Exhibit 13, as filed with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investments in marketable securities
During the normal course of business, the Company invests a portion of its cash and cash equivalents in marketable securities. The Company accounts for these investments using the guidance in Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and its related interpretive guidance. All securities in the Company’s short-term marketable securities portfolio are considered available-for-sale securities and are marked-to-market on a monthly basis with the resulting unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders’ equity.

In accordance with SFAS No. 115, when the Company determines that a decline in the fair value of a security is other than temporary, the Company will record an impairment loss to adjust the security to its new, lower market value. In assessing whether a decline in market value for a security is considered other than temporary, the Company examines a variety of factors, including: current and anticipated macro-economic conditions, the outlook for the particular industry, the long-term business outlook for the investee, the amount of time the investment’s fair value has been below cost and the Company’s liquidation strategy with respect to the particular investment.

At December 28, 2001, and December 29, 2000, they consisted of the following:

(In millions)	Amortized Cost	Unrealized Gain/(Loss)	Market Value

2001
State and municipal securities	$135.9	$1.8	$137.7
Preferred and common stocks	93.7	2.6	96.3
U.S. government and agency debt obligations	65.9	2.1	68.0
Corporate debt obligations	55.8	0.7	56.5
Foreign bank obligations	41.3	(0.1)	41.2

	$392.6	$7.1	$399.7

2000
State and municipal securities	$278.6	$(1.6)	$277.0
Preferred and common stocks	147.3	(4.7)	142.6
U.S. government and agency debt obligations	118.1	(0.5)	117.6
Corporate debt obligations	103.7	0.3	104.0
Foreign bank obligations	51.4	0.5	51.9

	$699.1	$(6.0)	$693.1

The Company’s preferred and common stock portfolio consists of investments in preferred securities of various public companies and governmental agencies, investments in mutual funds that invested in preferred stock holdings and investments in common shares of publicly traded technology companies. During 2001, the Company determined that the decline in market value it had experienced in certain preferred and common stock holdings was other than temporary in nature. As a result, the Company recognized a pre-tax loss totaling $25.9 million related to the impairment and subsequent sale of these investments. Also during 2001, the Company also sold stock of a certain equity investment for a pre-tax gain of $12.8 million. In 2000, the Company sold stock in this same investment, of which approximately 40 percent was covered by various market price collars, for a pre-tax gain of $39.8 million. Also in 2000, the Company recognized a pre-tax gain of $13.2 million from distributions from certain of its technology investments.

Other investments
The Company also maintains investments in start-up technology companies and partnerships that invest in start-up technology companies. These investments are recorded in Other Assets at cost, which approximates fair market value. At December 28, 2001, and December 29, 2000, these investments totaled $36.0 million and $34.7 million, respectively.

Accounts receivable
Through the normal course of business, the Company markets its products to various telecommunications service providers (For a discussion of the Company’s customers, see "Customers" in Part I of this Form 10-K). Sales to these customers have varying degrees of collection risk associated with them, depending on a variety of factors. The Company increased its reserve for uncollectable accounts $29.7 million, net of receivable write-offs of approximately $12.3 million, due to the downturn in the telecommunications industry and the overall weakness in the United States economy during 2001.

Purchase commitments
The Company, through its normal course of business, enters into a variety of non-cancelable, non-returnable commitments for the purchase of inventory piece parts. These commitments are entered into at market rates and expire within the next year. In the event of a dramatic decline in sales, such as was experienced in 2001, the Company may incur excess inventory and subsequent losses as a result of these commitments. During 2001, the Company accrued $127.0 million related to outstanding purchase commitments as part of its restructuring actions. The Company does not anticipate having to recognize any material losses on these contracts during 2002.

Financial Instruments
The Company conducts business on a global basis in several major currencies and is subject to the risks associated with fluctuating foreign exchange rates. In response to this, the Company developed a foreign currency exposure management policy with the objective of mitigating financial exposure to changing foreign exchange rates resulting from nonfunctional currency receivables and payables that are expected to be settled in one year or less. The Company utilizes derivatives, primarily foreign currency forward contracts, to manage its foreign currency exposure. The Company does not engage in hedging specific individual transactions, but rather uses derivatives to manage overall exposure levels for a specific currency. Gains and losses related to these derivatives are recorded to the consolidated statement of operations each month.

The Company’s policy is to hedge 90% of the calculated exposure. Foreign currency forward contracts are executed weekly with the final contracts for each period executed one week before the end of the period. As a result of this timing additional nonfunctional foreign currency transactions can occur during the last week of the period that could cause the Company’s hedge percentage at the end of the period to be greater or less than the 90% target. The Company enters into forward exchange contracts only to the extent necessary to meet its overall goal of minimizing nonfunctional foreign currency exposures. The Company does not enter into hedging transactions for speculative purposes. The Company’s foreign currency exposure management policy and program remained unchanged during 1999, 2000 and 2001, and no significant changes are currently planned.

In accordance with SFAS No. 133, all forward exchange contracts are recorded on the balance sheet at fair value. Forward exchange contracts receivable are included in other current assets, while forward exchange contracts payable are included as part of accrued liabilities in the consolidated condensed balance sheet. Changes in the fair value of these instruments are included in earnings, as part of “Other income (expense),” in the current period. Net losses on forward exchange contracts were $4,652,000, $1,826,000 and $5,889,000 for 2001, 2000 and 1999, respectively. The Company’s current hedging practices do not qualify for special hedge accounting treatment as prescribed in SFAS No. 133 since hedges of existing assets or liabilities that will be remeasured with changes in fair value reported currently in earnings are specifically excluded.

Derivative financial instruments involve elements of market and credit risk not recognized in the financial statements. The market risk that results from these instruments relates to changes in the foreign currency exchange rates, which is expected to be partially offset by movements in the underlying assets or liabilities being held. Credit risk relates to the risk of nonperformance by a counterparty to one of the Company’s derivative transactions. The Company does not believe there is a significant credit risk because the counterparties are all large international financial institutions with high credit ratings. In addition, the Company also limits the amount of agreements entered into with any one financial institution in order to mitigate credit risk.

The table that follows presents a summary of the Company’s underlying foreign currency exposure, along with the notional and fair values of the related foreign currency forward contracts being utilized at December 28, 2001 and December 29, 2000. The principal currencies currently being hedged by the Company are the British pound, Danish krone, Euro and U.S. dollar. The notional amounts shown are the U.S dollar values of the agreed-upon amounts in each foreign currency that will be delivered to a third party on the agreed-upon date.

(Dollars in millions)	Underlying Exposure at 12/28/01	Notional Value of Forward Contract Maturing in 2002	Average Contract Rate	Fair Value of Forward Contract at 12/28/01

Forward contracts at 12/28/01:
Forward contracts to sell foreign currencies for Euro:
United States dollar	$73.8	$68.3	0.8877	$68.3
Danish krone	8.0	7.3	7.4385	7.2
Norwegian krone	2.7	2.3	8.0145	2.2
British pound	2.4	2.0	1.5798	1.9
Swedish krone	0.3	0.3	8.8765	0.3
Thai baht	6.2	5.4	40.2600	5.5

	$93.4	$85.6		$85.4

Forward contracts to buy foreign currencies for Euro:
Japanese yen	$0.9	$0.5	114.4635	$0.5

	$0.9	$0.5		$0.5

Forward contracts to sell foreign currencies for Danish krone:
United States dollar	$7.4	$6.9	8.3262	$6.9

	$7.4	$6.9		$6.9

Forward contracts to sell foreign currencies for British pound:
Euro	$14.6	$10.0	0.6078	$10.0

	$14.6	$10.0		$10.0

Forward contracts to buy foreign currencies for US dollar:
British pound	$0.4	$0.2	1.4458	$0.2

	$0.4	$0.2		$0.2

Forward contracts to sell foreign currencies for US dollar:
Canadian dollar	$5.6	$5.8	0.6337	$5.7
Euro	1.5	1.3	0.8801	1.3

	$7.1	$7.1		$7.0

Total contracts outstanding at December 28, 2001:	$123.8	$110.3		$110.0

(Dollars in millions)	Underlying Exposure at 12/29/00	Notional Value of Forward Contract Maturing in 2001	Average Contract Rate	Fair Value of Forward Contract at 12/29/00

Forward contracts at 12/29/00:
Forward contracts to sell foreign currencies for Euro:
United States dollar	$84.0	$81.0	0.9309	$81.0
Danish krone	13.9	21.7	0.7961	21.7
Norwegian krone	4.7	3.7	0.7189	3.7
British pound	8.1	5.5	1.6005	5.6
Swiss franc	0.7	0.6	3.8986	0.6

	$111.4	$112.5		$112.6

Forward contracts to sell foreign currencies for Danish krone:
United States dollar	$10.3	$7.0	8.0138	$7.0
Norwegian krone	5.7	4.7	0.9027	4.7

	$16.0	$11.7		$11.7

Forward contracts to sell foreign currencies for British pound:
United States dollar	$0.8	$0.7	1.4934	$0.7
Euro	2.8	2.4	0.6223	2.4

	$3.6	$3.1		$3.1

Forward contracts to sell foreign currencies for US dollar:
Canadian dollar	$8.7	$7.2	0.6634	$7.2
Singapore dollar	0.3	0.3	0.5786	0.3
Euro	2.6	3.7	0.9284	3.7

	$11.6	$11.2		$11.2

Total contracts outstanding at December 29, 2000:	$142.6	$138.5		$138.6

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes and the Report of Independent Auditors on pages 31 through 49 of the Annual Report are incorporated herein by reference. They are also included in Exhibit 13, as filed with the SEC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required, except for information relating to the executive officers of the registrant which appears at the end of Part I above, is incorporated herein by reference to the section entitled "Election of Directors" in the registrant’s Proxy Statement (the "Proxy Statement") dated March 19, 2002.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:

The following Consolidated Financial Statements of Tellabs, Inc., and Subsidiaries, included in the registrant’s Annual Report to Stockholders for the year ended December 28, 2001, were previously incorporated by reference in Item 8:

Report of Independent Auditors

Consolidated Balance Sheets: December 28, 2001, and December 29, 2000

Consolidated Statements of Operations: Years ended December 28, 2001, December 29, 2000, and December 31, 1999

Consolidated Statements of Stockholders’ Equity: Years ended December 28, 2001, December 29, 2000, and December 31, 1999

Consolidated Statements of Cash Flows: Years ended December 28, 2001, December 29, 2000, and December 31, 1999

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

(b) Reports on Form 8-K:

The Registrant filed a press release on October 18, 2001, announcing earnings for the quarter and nine months ended September 28, 2001.

The Registrant filed a press release on November 5, 2001, announcing its plans to discontinue its development of the TITAN 6700 optical switch and reallocate resources to the development of the TITAN 6100 metro DWDM platform.

The Registrant filed a press release on November 16, 2001, announcing its plans to reduce its work force by about 1,000 people.

The Registrant filed a press release on December 4, 2001, announcing that it will acquire Ocular Networks, Inc.

The Registrant filed a press release on January 28, 2002, announcing earnings for the quarter and year ended December 28, 2001.

(c) Exhibits:
Exhibit Number	Description
2.1	Agreement and Plan of Merger Among Tellabs, Inc., Blackhawk Merger Co. and NetCore Systems, Inc. 12/
2.2	Agreement and Plan of Merger Among Tellabs, Inc., Oriole Merger Corp. and SALIX Technologies, Inc. 13/
2.3	Agreement and Plan of Merger Among Tellabs, Inc., Omaha Merger Corp. and Future Networks, Inc. 20/
2.4	Agreement and Plan of Merger Among Tellabs, Inc., Orbit Merger Sub, Inc. and Ocular Networks, Inc.
3.1	Restated Certificate of Incorporation 5/
3.2	Amended and Restated By-Laws, as amended 19/
3.3	Certificate of Amendment to Restated Certificate of Incorporation 8/
3.4	Certificate of Amendment to Restated Certificate of Incorporation 17/
4

Upon request of the Securities and Exchange Commission, registrant hereby agrees to furnish to the Commission copies of instruments (not filed) defining the rights of holders of long-term debt of the Company. (This undertaking is in lieu of a separate exhibit.)

10.1	Tellabs, Inc. Deferred Compensation Plan, as amended and its related trust, as amended 6/
10.2	Tellabs Operations, Inc. Deferred Income Plan Amendment 20/
10.3	1981 Incentive Stock Option Plan, as amended and restated 1/
10.4	Amendment to Tellabs, Inc. 1981 Incentive Stock Option Plan 17/
10.5	1984 Incentive Stock Option Plan, as amended and restated 1/
10.6	Amendment to Tellabs, Inc. 1984 Incentive Stock Option Plan (As Amended and Restated June 26, 1992) 17/
10.7	Amendment to the Coherent Communications Systems Corporation Amended and Restated Stock Option Plan 17/
10.8	1986 Non-Qualified Stock Option Plan, as amended and restated 1/
10.9	Amendment to Tellabs, Inc. 1986 Non-Qualified Stock Option Plan (As Amended and Restated June 26, 1992) 17/
10.10	1987 Stock Option Plan for Non-Employee Corporate Directors, as amended and restated 1/
10.11	Amendment to Tellabs, Inc. 1987 Stock Option Plan for Non-Employee Corporate Directors (As Amended and Restated June 26, 1992) 17/
10.12	1989 Stock Option Plan, as amended and restated 1/
10.13	Amendment to Tellabs, Inc. 1989 Stock Option Plan (As Amended and Restated June 26, 1992) 17/
10.14	Employee Quality Stock Award Program 2/
10.15	Form of Employment Agreement 3/
10.16	1991 Stock Option Plan, as amended and restated 1/
10.17	Amendment to Tellabs, Inc. 1991 Stock Option Plan (As Amended and Restated June 26, 1992) 17/
10.18	Description of Split-Dollar Insurance Arrangement with the Michael J. Birck Irrevocable Trust 3/
10.19	Amendment to the Coherent Communications Systems Corporation Amended and Restated 1993 Equity Compensation Plan 17/
10.20	1994 Stock Option Plan 4/
10.21	Amendment to the Tellabs, Inc. 1994 Stock Option Plan 17/
10.22	Tellabs, Inc. Stock Bonus Plan for Former Employees of Steinbrecher Corporation 7/
10.23	Tellabs, Inc. Stock Bonus Plan for Former Employees of TRANSYS Networks Inc. 9/
10.24	Tellabs, Inc. Stock Bonus Plan for Former Employees of International Business Machines Corporation 9/
10.25	Amendment to the Tellabs, Inc. 1997 Stock Option Plan 17/
10.26	1998 Stock Option Plan 10/
10.27	Amendment to the Tellabs, Inc. 1998 Stock Option Plan 17/
10.28	Tellabs, Inc. Stock Bonus Plan for Former Employees of Switched Network Technologies, Inc. 11/
10.29	NetCore Systems, Inc. 1997 Stock Option Plan 14/
10.30	Tellabs Advantage Program 16/
10.31	1999 Tellabs, Inc. Stock Bonus Plan 16/
10.32	SALIX Technologies, Inc. 1998 Omnibus Stock Plan and Option Agreement Dated as of December 1, 1997 15/
10.33	Amendment to the SALIX Technologies, Inc. Omnibus Stock Plan 17/
10.34	Employment Agreement - Chairman of the Board 18/
10.35	Employment Agreement - President and Chief Executive Officer 18/
10.36	Future Networks, Inc. Stock Incentive Plan 19/
10.37	Amendment to the Coherent Communications Systems Corporation 1993 Equity Compensation Plan 21/
10.38	Tellabs, Inc. 2001 Stock Option Plan 21/
10.39	Change in Control Agreement for Corporate Officers 22/
10.40	Change in Control Agreement for Senior Executives 22/
10.41	Ocular Networks, Inc. Amended and Restated 2000 Stock Incentive Plan 23/
10.42	Tellabs Advantage Plan, as amended and restated
13	Annual Report to Stockholders
21	Subsidiaries of Tellabs, Inc.
23	Consent of Ernst & Young LLP
99.1	Forward-Looking Statements and Risks and Future Factors Impacting Tellabs 22/

Exhibits 10.1 through 10.42 are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) hereof.

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

16/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 1999 (File No. 0-9692).

17/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 30, 2000 (File No. 0-9692).

18/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended September 29, 2000 (File No. 0-9692).

19/ Incorporated by reference from Tellabs, Inc. Form S-8 filed on March 5, 2001 (File No. 333-56546).

20/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 29, 2000 (File No. 0-9692).

21/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended March 30, 2001 (File No. 0-9692).

22/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 29, 2001 (File No. 0-9692).

23/ Incorporated by reference from Tellabs, Inc. Form S-8 filed on January 25, 2002 (File No. 333-81360).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLABS, INC.
March 22, 2002 Date	By /s Richard C. Notebaert Richard C. Notebaert President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s Michael J. Birck Michael J. Birck Chairman and Director	March 22, 2002

/s Richard C. Notebaert Richard C. Notebaert President, Chief Executive Officer and Director	March 22, 2002

/s Joan E. Ryan Joan E. Ryan Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2002

/s James A. Dite James A. Dite Vice President and Controller (Principal Accounting Officer)	March 22, 2002

/s John J. Goossens John J. Goossens Director	March 22, 2002

/s Peter A. Guglielmi Peter A. Guglielmi Director	March 22, 2002

/s Brian J. Jackman Brian J. Jackman Director	March 22, 2002

/s Frederick A. Krehbiel Frederick A. Krehbiel Director	March 22, 2002

/s Stephanie Pace Marshall Stephanie Pace Marshall Director	March 22, 2002

/s William F. Souders William F. Souders Director	March 22, 2002

/s Jan H. Suwinski Jan H. Suwinski Director	March 22, 2002

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Tellabs, Inc.

We have audited the consolidated financial statements of Tellabs, Inc. and Subsidiaries as of December 28, 2001, and December 29, 2000, and for each of the three years in the period ended December 28, 2001, and have issued our report thereon dated January 22, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on that schedule.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s Ernst & Young LLP
Ernst & Young LLP
Chicago, Illinois
January 22, 2002

TELLABS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended December 28, 2001, December 29, 2000 and December 31, 1999

(In Millions)	Balance at beginning of year	Additions charged to costs and expenses	Deductions (A)	Balance at end of year
2001 Allowance for doubtful receivables	$27.6	$42.0	$12.3	$57.3
2000 Allowance for doubtful receivables	$11.6	$18.7	$2.7	$2.6
1999 Allowance for doubtful receivables	$10.7	$3.9	$3.0	$11.6

NOTE:

(A) - uncollectable accounts charged off, net

Exhibit Index

2.4	Agreement and Plan of Merger Among Tellabs, Inc., Orbit Merger Sub, Inc. and Ocular Networks, Inc.
10.42	Tellabs Advantage Plan, as amended and restated
13	Annual Report to Stockholders
21	Subsidiaries of Tellabs, Inc.
23	Consent of Ernst & Young LLP