Form 10-Q
period 2002-05-03
TELLABS INC
filed 2002-05-03
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2002

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

YES   X           NO___

Common Shares, $.01 Par Value - 410,872,795 shares outstanding on March 29, 2002.

TELLABS, INC.
INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
Condensed Consolidated Comparative Statements of Operations

Condensed Consolidated Comparative Balance Sheets

Condensed Consolidated Comparative Statements of Cash Flow

Notes to Condensed Consolidated Comparative Financial Statements

Item 2.	Management’s Discussion and Analysis

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF OPERATIONS
(Unaudited)

	Three
	Months Ended
(In millions, except per-share data)	3/29/02	3/30/01
Net Sales
Product	$314.6	$667.4
Services and other	56.9	104.7
	371.5	772.1
Cost of Sales
Product	165.5	292.0
Services and other	31.0	74.2
	196.5	366.2
Gross Profit	175.0	405.9

Operating expenses
Selling, general and administrative	77.2	111.1
Research and development	90.6	126.9
In-process research and development	5.4	-
Intangible asset amortization	1.7	0.7
Goodwill amortization	-	4.5
	174.9	243.2

Operating Profit	0.1	162.7

Other income (expense)
Interest income	7.5	14.5
Interest expense	(0.5)	(0.2)
Other	1.3	1.8
	8.3	16.1

Earnings Before Income Taxes	8.4	178.8
Income taxes	3.1	56.3
Net Earnings	$5.3	$122.5

Earnings per Share
Basic	$0.01	$0.30
Diluted	$0.01	$0.29

Average number of common shares outstanding	410.5	408.8
Average number of common shares outstanding, assuming dilution	414.8	416.3

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS

	March 29,	December 28,
	2002	2001
(In millions, except share amounts)	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$ 528.5	$ 701.9
Investments in marketable securities	383.1	399.7
Accounts receivable, net	247.1	330.9
Inventories
Raw materials	131.1	145.5
Work in process	31.8	33.7
Finished goods	130.6	149.9
	293.5	329.1
Deferred income taxes	107.2	138.2
Income taxes	28.7	26.5
Miscellaneous receivables and other current assets	15.5	18.3
Total Current Assets	1,603.6	1,944.6

Property, plant and equipment	863.3	862.7
Less: accumulated depreciation	353.9	342.2
	509.4	520.5
Goodwill, net	454.3	188.6
Intangible assets, net	75.0	14.0
Other Assets	196.7	198.1
Total Assets	$ 2,839.0	$ 2,865.8

Liabilities
Current Liabilities
Accounts payable	$ 52.8	$ 63.5
Accrued liabilities	119.9	100.8
Accrued restructuring and other charges	119.0	155.2
Total Current Liabilities	291.7	319.5

Long-term debt	0.5	3.4
Accrued long-term restructuring charges	18.8	24.9
Other long-term liabilities	38.6	31.0
Deferred income taxes	5.7	21.4

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of
$.01 par value; no shares issued and outstanding	-	-
Common stock: 1,000,000,000 shares of $.01 par
value; 414,122,795 and 413,497,100 shares
issued and outstanding	4.1	4.1
Additional paid-in capital	540.9	496.0
Treasury stock, at cost: 3,250,000 shares	(129.6)	(129.6)
Deferred compensation expense	(28.7)	(1.4)
Accumulated other comprehensive income (loss)
Cumulative translation adjustment	(167.8)	(164.4)
Unrealized net gains on
available-for-sale securities	2.9	4.3
Total accumulated other comprehensive (loss)	(164.9)	(160.1)
Retained earnings	2,261.9	2,256.6
Total Stockholders' Equity	2,483.7	2,465.6
Total Liabilities and Stockholders' Equity	$ 2,839.0	$ 2,865.8

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
(In millions)	3/29/02	3/30/01
Operating Activities
Net Earnings	$ 5.3	$ 122.5
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	35.8	37.2
Provision for doubtful accounts	(8.8)	3.8
Purchased in-process research and development	5.4	--
Other	7.1	12.5
Net changes in assets and liabilities, net of effects
from acquisitions:
Accounts receivable	96.6	199.5
Inventories	36.7	(110.8)
Miscellaneous receivables and other current assets	2.8	1.9
Long-term assets	(16.0)	(11.1)
Accounts payable	(11.4)	(18.2)
Accrued liabilities	(0.9)	(41.5)
Payments of restructuring liabilities	(42.3)	--
Income taxes	6.3	(46.7)
Long-term liabilities	(1.8)	2.8
Net Cash Provided by Operating Activities	114.8	151.9

Investing Activities
Acquisition of property, plant and equipment, net	(9.5)	(69.0)
Proceeds from sales and maturities of
investments	99.5	258.8
Payments for purchases of investments	(86.3)	(205.8)
Payments for acquisitions, net of
cash acquired	(283.2)	(89.0)
Net Cash Used for Investing Activities	(279.5)	(105.0)

Financing Activities
Payments of notes payable and capital leases	(8.2)	--
Proceeds from issuance of common stock	1.1	14.3
Net Cash Provided by (Used for) Financing Activities	(7.1)	14.3
Effect of Exchange Rate Changes on Cash	(1.6)	(9.1)
Net Increase (Decrease) in Cash and Cash Equivalents	(173.4)	52.1
Cash and Cash Equivalents at Beginning of Year	701.9	329.3
Cash and Cash Equivalents at End of Year	$ 528.5	$ 381.4

Other Information
Interest paid	0.5	0.2
Income taxes paid	9.7	85.8

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year. Accordingly, the financial statements and notes herein should be read in conjunction with the Form 10-K of Tellabs, Inc. (“Tellabs” or the “Company”), for the year ended December 28, 2001.

2. New Accounting Policies

 During the first quarter of 2002, the Company adopted SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method of accounting for future acquisitions. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets. SFAS 142 eliminates the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. For more information, please refer to Note 4, Goodwill and Intangible Assets.

Also during the first quarter of 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides a single accounting model for long-lived assets to be disposed of and replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. Adoption of this Statement did not have a material effect on the Company’s results of operations, financial position or cash flows. The Company will follow the guidance in SFAS 144 for impairment reviews of long-lived assets.

3. Business Combinations

 In January 2002, the Company acquired 100% of the outstanding voting stock of Ocular Networks, Inc. (“Ocular”), a developer of optical solutions for the metropolitan (“metro”) optical networking market, for $322.7 million. As part of the acquisition, the Company obtained Ocular’s Optical Network XchangeTM (“OSX”) products, the Tellabs 6400 transport switch (formerly Ocular OSX 6000TM), the Tellabs 6410 transport edge node (formerly Ocular OSX 1000TM) and the Tellabs 6490 element manager (formerly Ocular Metro WatchTM).

The acquisition was accounted for as a purchase, in accordance with the guidance in SFAS 141, Business Combinations, with the results of operations and cash flows for Ocular included in the Company’s consolidated results from the date of the acquisition. Pro forma combined results of operations prepared assuming the acquisition had occurred at the beginning of the year are not being presented since they would not differ materially from reported results.

Components of the purchase price were as follows:

Component	(in millions)

Cash paid to Ocular shareholders	$278.5
Fair value of Ocular stock options assumed	42.7
Payable to former Ocular restricted stockholders	28.5
Acquisition costs	2.3
352.0
Deferred compensation expense	(29.3)
Total	$322.7

The Black-Scholes option valuation model was used to determine the fair value of the Ocular stock options assumed. The deferred compensation expense represents the intrinsic value of the unvested Ocular stock options on the acquisition date, which will be recognized over the remaining service period of the options. Also included in the purchase price was a payable of $28.5 million to former holders of restricted Ocular stock awards, which were given to certain key employees. On the acquisition date, the restricted stock award holders exchanged these awards for the right to receive $28.5 million in cash, which Tellabs has agreed it will pay out either, immediately, if certain pre-defined conditions are met, or over the original vesting period of the awards.

The preliminary allocation of the purchase price was as follows:

(In millions)

Goodwill	$264.8
Intangible assets subject to amortization- developed technology	64.4
Purchased in-process research and development costs	5.4
Other assets	10.2
Total Assets	$344.8
Total Liabilities	$22.1
Purchase Price	$322.7

The purchase price allocation is preliminary, awaiting a final determination of deferred taxes related to the acquisition and other minimal costs.

The developed technology intangible asset of $64.4 million represents the value of the underlying technology for the Tellabs 6400 transport switch and the Tellabs 6490 element manager. This intangible asset is being fully amortized over its estimated useful life using the straight-line method. The $5.4 million of in-process research and development costs was expensed during the first quarter of 2002. These costs related to the development of the Tellabs 6410 transport edge node.

The Company also recorded goodwill of $264.8 million. The Company believes that by acquiring Ocular it has extended the addressable market for its products within the metro optical network. Ocular’s product offerings complement Tellabs’ by focusing on small to mid-size tier 2 and 3 central offices, a market opportunity that has previously not been addressed by Tellabs. Tellabs existing 5000 series of digital cross-connect systems are optimized for larger, or tier 1, central offices. The Company estimates that no goodwill will be deductible for tax purposes.

4. Goodwill and Intangible Assets

During the first quarter of 2002, the Company adopted SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method of accounting for future acquisitions. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets. SFAS 142 eliminates the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

In its initial application of SFAS 142, the Company determined that it operated in one reporting unit for purposes of completing the impairment review of goodwill. Therefore, the Company tested for impairment at the consolidated entity level and determined that a potential impairment did not exist. As a result, no further actions were required. The Company plans to perform its annual impairment review in the fourth quarter of each year.

Below is a comparison of the results of operations for the quarter ended March 29, 2002, with the pro-forma results of operations for the quarter ended March 30, 2001, adjusted to exclude goodwill amortization expense.

(in millions, except per-share amounts)	March 29, 2002	March 30, 2001

Net Earnings	$5.3	$122.5
Add back: Goodwill amortization	--	3.7
Pro-forma Earnings	$5.3	$126.2
Earnings per Share - Basic	$0.01	$0.30
Add back: Goodwill amortization	--	0.01
Pro-forma Earnings per Share - Basic	$0.01	$0.31
Earnings per Share - Diluted	$0.01	$0.29
Add back: Goodwill amortization	--	0.01
Pro-forma Earnings per Share - Diluted	$0.01	$0.30
Average number of common shares outstanding	410.5	408.8
Average number of common shares outstanding, assuming dilution	414.8	416.3

Goodwill increased $265.7 million, during the first quarter of 2002, to $454.3 million. $264.8 million of the overall increase was due to goodwill that resulted from the Ocular acquisition. The remaining $0.9 million related to the reclassification of intangible assets from the Tellabs Denmark acquisition that no longer qualifed as intangibles under SFAS 141.

At March 29, 2002, the Company had finite lived intangible assets with a carrying value of $87.4 million and accumulated amortization of $12.4 million. These assets consisted of developed technology acquired in both the Tellabs Denmark acquisition, totaling $23.0 million, and the Ocular acquisition totaling $64.4 million. At March 29, 2002, the net carrying value of the Tellabs Denmark developed technology was $11.7 million, while the net carrying value of the Ocular developed technology was $63.3 million. These intangible assets are being fully amortized using the straight-line method over periods ranging from 7 to 10 years. The overall weighted-average amortization period is 9.2 years. Total amortization expense for the period ended March 29, 2002, was $1.7 million.

The remaining amortization expense for 2002 is $7.3 million. The estimated amortization expense for the next four years is as follows:

(in millions)

2003	$9.7
2004	$9.7
2005	$9.7
2006	$8.3

5. Restructuring and Other Charges

2001 Restructuring Programs
During 2001, the Company’s management and Board of Directors approved plans to restructure its business operations. The Company’s restructuring efforts included termination of the SALIX and NetCore next-generation switching effort, discontinuation of the development of the TITAN 6700 Optical Transport Switch, strategic realignment of worldwide manufacturing capacity and related workforce reductions, reduction of excess inventories and related purchase commitments, and a consolidation of the Company’s facilities. These steps were undertaken to both realign the Company’s cost structure with the lower anticipated business and industry outlook and to focus the Company’s resources on the metro optical networking and business service markets. These actions resulted in charges of $448.6 million, consisting of non-cash asset write-downs of $204.1 million, cash outlays of $64.4 million and an accrual for future payouts of $180.1 million.

Below is an analysis of the activity related to the Company’s 2001 restructuring programs and their status at March 29, 2002:

(in millions)

Description of Reserve	Balance at December 28, 2001	Non-Cash Activity	Cash Activity	Balance at March 29, 2002

Excess purchase commitments	$94.6	$-	$(24.0)	$70.6
Severance and related expenses	26.4	-	(14.0)	12.4
Consolidation of excess leased facilities	56.8	-	(4.3)	52.5
Other liabilities	2.3	-	-	2.3
	$180.1	$-	$(42.3)	$137.8

The Company continues to work towards negotiating the final settlement of the remaining excess purchase commitments by the end of 2002. The majority of the remaining reserve for severance and related expenditures should be paid out during the second quarter of 2002. The Company anticipates utilizing its entire reserve for excess leased facility charges over the next several years, in accordance with the terms of the original leases. The remaining reserve for other liabilities consists primarily of government grants to be repaid during 2002.

6. Comprehensive Income

Comprehensive income for the first quarter of 2002 was $0.5 million and $94.0 million for the first quarter of 2001.

7. Earnings Per Share Reconciliation

The following table sets forth the computation of earnings per share:

	Three Months Ended
(In millions, except per-share amounts)	3/29/02	3/30/01
Numerator:
Net earnings	$5.3	$122.5

Denominator:
Denominator for basic earnings per share- weighted-average shares outstanding	410.5	408.8

Effect of dilutive securities:
Employee stock options and awards	4.3	7.5
Denominator for diluted earnings per share- adjusted weighted-average shares outstanding and assumed conversions	414.8	416.3
Earnings per share	$ 0.01	$ 0.30
Earnings per share, assuming dilution	$ 0.01	$ 0.29

8. Subsequent Event

On April 17, 2002, the Company announced plans to re-align its cost structure with the reduced revenue outlook for the business, while continuing incremental investments in areas expected to drive the Company’s future growth. This restructuring plan calls for the termination of approximately 1,200 employees worldwide; the closure of a manufacturing plant in Ronkonkoma, New York; and the consolidation of several smaller locations. The Company plans to record restructuring and other charges of approximately $130 million in the second quarter of 2002, related to severance costs, lease terminations and the write-down of certain property, plant and equipment. The Company will also record a charge of approximately $110 million associated with excess inventory and purchase commitments resulting from the lower revenue outlook for the business.

Management’s Discussion and Analysis

Overview — Quarter Ended March 29, 2002

The Company’s operations continued to be impacted by the industry-wide slowdown in capital spending by the major telecommunications carriers that began during the second quarter of 2001. Overall, net sales declined 51.9% to $371.5 million, with declines seen across all major product and service groups, particularly optical networking products, which experienced a 62.5% decline compared to the first quarter of 2001. Sales to customers within the United States accounted for approximately 70% of overall sales, down nine percentage points from the first quarter of 2001, while sales outside the United States accounted for approximately 30% of overall sales.

In January 2002, the Company purchased Ocular Networks, Inc. (“Ocular”), for $322.7 million, in order to expand Tellabs’ addressable metropolitan (“metro”) optical networking market by providing the Company with complimentary products to address network utilization issues at the “edge” of optical networks, close to the end-user.

Gross margin as a percentage of sales was 47.1%, a decrease of 5.5 percentage points when compared with last year. This reduction was due primarily to a change in product mix along with lower absorption of fixed manufacturing costs due to the overall decline in sales volume.

Operating expenses of $174.9 million were 28.1% lower than the first quarter of 2001. The improvement reflects cost savings from the Company’s restructuring programs and discretionary spending controls implemented during 2001, along with the cost benefits from adopting SFAS 142. Included in operating expenses for the first quarter of 2002 was a charge of $5.4 million related to the write-off of in-process research and development costs associated with the Ocular acquisition.

Other income totaled $8.3 million, which was 48.5% lower than the first quarter of last year. The decline in other income was due to a decrease in interest income, brought about by a combination of lower average investment balances in 2002, as a result of the Ocular acquisition, along with lower interest rates when compared with the first quarter of 2001.

The effective tax rate for the quarter was 36.8% compared with 31.5% last year, reflecting the change in the worldwide earnings mix, lower projected research and development tax credits and certain non-deductible expenses from the Ocular acquisition. Excluding these non-deductible expenses the Company's effective tax rate for the first quarter of 2002 was 35.0%.

Net earnings for the first quarter of 2002 were $5.3 million compared with $122.5 million in the first quarter of 2001, while earnings per share, assuming dilution were $0.01 per share compared with $0.29 per share. Net earnings for the first quarter of 2002, excluding the $5.4 million write-off of acquired in-process research and development, were $8.9 million or $0.02 per weighted-average diluted shares outstanding.

During the first quarter of 2002, the Company’s cash and equivalents and short-term investments balance decreased $190.0 million to $911.6 million. Excluding the cash payments for the Ocular acquisition, the Company generated cash flow of approximately $93.2 million. The Company’s principal source of cash in the quarter was its cash generated from operations of $114.8 million. Besides the Ocular acquisition, the Company also used cash to fund capital expenditures of $9.5 million and financing activities of $7.1 million.

Management believes the current level of working capital is sufficient to meet the Company’s normal operating needs, both now and in the foreseeable future. Sufficient resources exist to support the Company’s operations either through currently available cash, through cash generated from future operations, through short-term or long-term financing or equity offerings.

Based on a review of current economic indicators and discussions with key customers, the Company does not anticipate a near-term recovery in its customers' capital spending. As a result, the Company initiated another restructuring program on April 17, 2002. This plan calls for the termination of approximately 1,200 employees worldwide, the closure of a manufacturing plant in Ronkonkoma, New York and the consolidation of several smaller offices worldwide. Costs associated with these actions are expected to total approximately $130 million and be recorded in the second quarter of 2002. The Company will also record a charge of approximately $110 million, in the second quarter of 2002, associated with excess inventory and purchase commitments resulting from the lower revenue outlook for the business. The Company anticipates these latest restructuring actions will allow it to reduce its operating expenditures for 2002 from its previous guidance of approximately $785 million to approximately $685 million.

For a more detailed analysis of the results for the first quarter of 2002, please refer to the Results of Operations and Liquidity and Capital Resources discussions below.

Results of Operations — Quarter Ended March 29, 2002 vs Quarter Ended March 30, 2001

Net sales for the first quarter of 2002 were $371.5 million compared with $772.1 million for the first quarter of 2001. The 51.9% decline in first quarter sales reflects the impact the global reduction in capital spending by telecommunications carriers had on the Company’s operations. This reduction, which began in the second quarter of 2001, was the result of major telecommunications carriers re-calibrating their capital spending levels to take into account their existing capacity on-hand and current end-customer demand levels. The Company cannot forecast with any degree of certainty when a recovery in capital spending can be expected, nor can it forecast what normal customer spending levels will be once this structural market correction is completed.

From a product standpoint, net sales totaled $314.6 million compared with $667.4 million in the first quarter of 2001. The 52.9% reduction in net product sales was seen across all of the Company’s major product groups. The largest decline, however, was experienced in optical networking product sales, which decreased 62.5% to $180.5 million due to lower sales of the Tellabs® 5000 series of digital cross-connect systems. The Company did, however, see some improvement in sales of its emerging optical networking products, the Tellabs® 7100 optical transport system and Tellabs® 6500 transport switch. During the first quarter of 2002, the Company recognized initial revenues on sales of the Tellabs 6500 to a second customer.

As a result of its January 2002 acquisition of Ocular, the Company added three new products to its optical networking portfolio: the Tellabs® 6400 transport switch (formerly Ocular OSX 6000™), the Tellabs® 6410 transport edge node (formerly Ocular OSX 1000™) and the Tellabs® 6490 element manager (formerly Ocular Metro Watch™). These products will expand the Company’s addressable metro optical networking market, by allowing the Company to address network utilization issues at the “edge” of optical networks, close to the end-user. Tellabs purchased Ocular for approximately $322.7 million in cash and options. For more information on the acquisition, please refer to Note 3, Business Combinations.

Broadband access product sales totaled $114.9 million for the first quarter of 2002 compared with $152.9 million in the first quarter of 2001. Lower sales of the Tellabs® 8100 series of managed access systems and Tellabs® 6300 series of managed transport systems accounted for the majority of the 24.8% decline in sales, as the effects of the carrier spending slowdown were also being felt outside North America. Sales of the Tellabs® 2300 telephony distribution system were also down compared to last year. Sales of the Tellabs® 7200 optical transport system, however, posted relatively strong gains compared with last year, from sales to the Asia-Pacific region.

Voice-quality enhancement product sales totaled $19.1 million compared with $32.9 million in the first quarter last year. The 41.8% decline in sales was due to lower sales of Tellabs Integrated Voice Products and lower sales of Tellabs® 3000 series of voice-quality enhancement systems.

Services and other revenues for the first quarter of 2002 were $56.9 million compared with $104.7 million in the first quarter of 2001. The Company generates this revenue primarily through its services and solutions area, which is responsible for the installation, testing and support of the Company’s products. The 45.7% decline in services and other revenues is a direct byproduct of the Company’s lower product sales, particularly in the optical networking area.

Sales within the United States accounted for approximately 70% of first quarter 2002 sales. Compared with last year, sales within the United States declined 57.4% due to lower optical networking product sales. Sales outside the United States accounted for approximately 30% of first quarter 2002 sales, which was a decrease of 31.2% compared with last year. This decline was primarily the result of lower broadband access product sales, in particular, the Tellabs 8100 managed access system and Tellabs 6300 series of managed transport systems.

Gross margin as a percentage of sales was 47.1% compared with 52.6% for the first quarter of 2001. From a product standpoint, gross margin as a percentage of sales was 47.4% compared with 56.3% last year. This decline was a byproduct of the carrier spending slowdown, particularly in the United States, as the Company experienced a shift in product mix due to lower sales of its higher margin 5000 series of digital cross-connects. The calculation of gross product margin as a percentage of sales in 2002 was also negatively impacted due to the significantly lower sales denominator.

Gross services and other margin as a percentage of sales was 45.5% compared with 29.1% for the first quarter of 2001. The primary drivers behind this improvement were cost savings and efficiencies that the Company realized in its solutions and services area as a result of its 2001 restructuring initiatives. In addition, the Company also realized a benefit from a shift in the mix of its service offerings toward higher margin solutions sales. The Company does not expect this change in the mix of its service offerings to continue, since the Company typically derives a majority of its services and other revenues from the installation and testing of new systems.

Operating expenses for the first quarter of 2002 totaled $174.9 million compared with $243.2 million for the first quarter of 2001. Included in 2002 operating expenses was a charge of $5.4 million for the write-off of in-process research and development costs resulting from the acquisition of Ocular. Excluding this charge, operating expenses totaled $169.5 million and were 30.3% lower than first quarter 2001 levels. Also during the first quarter of 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and indefinite-lived intangible assets in lieu of an impairment review methodology. Accordingly, the Company did not record goodwill amortization in the first quarter of 2002, but instead performed the transitional impairment review of goodwill as outlined in SFAS 142. Based on the results of the review, the Company determined that goodwill was not impaired. For more information on recently adopted accounting policies, see Note 2, New Accounting Policies.

Research and development expenditures totaled $90.6 million for the quarter compared with $126.9 million in the first quarter of 2001. The 28.6% reduction in research and development spending was primarily the result of cost savings derived from the Company’s 2001 restructuring efforts, which included the termination of the Company’s next-generation switching product effort and the discontinuance of the TITAN 6700® optical switch. These year-over-year cost savings were partially reduced by the inclusion of expenditures for Ocular, which was acquired in January 2002. In addition to the restructuring initiatives, the Company is also re-prioritizing its research and development efforts by dedicating additional resources to metro optical networking and business services, areas expected to drive the Company’s future growth. As a percentage of sales, research and development expenditures were 24.4% compared to 16.4% in the first quarter of 2001, due to lower sales leverage.

Selling, general and administrative expenditures totaled $77.2 million compared with $111.1 million in the first quarter of 2001. The 30.5% spending reduction was a direct byproduct of savings recognized from the Company’s 2001 restructuring efforts, along with the stringent discretionary spending controls initiated in the second quarter of 2001. As a percentage of sales, selling, general and administrative spending was 20.8% compared with 14.4% in the first quarter of 2001, due again, to a significantly lower sales denominator in 2002.

Other income for the first quarter of 2002 totaled $8.3 million compared with $16.1 million for the first quarter of 2001. The decline in other income was driven mainly by a decrease in interest income that resulted from lower average investment balances in 2002, as a result of the Ocular acquisition, along with lower overall interest rates.

The effective tax rate for the first quarter of 2002 was 36.8% compared to 31.5% in the first quarter of 2001, reflecting the change in the worldwide earnings mix, lower projected research and development tax credits and certain non-deductible expenses related to the Ocular acquisition. Excluding these non-deductible expenses the Company's effective tax rate for the first quarter of 2002 was 35.0%.

Based on a review of current economic indicators and discussions with key customers, the Company does not anticipate a near-term recovery in its customers' capital spending. As a result, the Company announced another restructuring program in the second quarter of 2002. This restructuring is designed to re-align the Company’s cost structure with the reduced revenue outlook for the business, while continuing to invest in areas expected to drive the Company’s future growth. This new restructuring plan calls for the termination of approximately 1,200 employees worldwide; the closure of a manufacturing plant in Ronkonkoma, New York and the consolidation of several smaller locations worldwide. The Company plans to record restructuring and other charges of approximately $130 million in the second quarter of 2002, related to severance costs, lease terminations and the write-down of certain property, plant and equipment. The Company will also record a charge of approximately $110 million associated with excess inventory and purchase commitments resulting from the lower revenue outlook for the business. The Company anticipates these latest restructuring actions will allow it to reduce its operating expenditures for 2002 from its previous guidance of approximately $785 million to approximately $685 million.

Liquidity and Capital Resources

The Company’s net working capital balance at March 29, 2002, was $1,311.9 million compared with $1,625.1 million at December 28, 2001. The current ratio was 5.5 to 1 at the end of the first quarter of 2002 compared with 6.1 to 1 at the end of 2001.

The Company’s principal source of liquidity remained its cash and equivalents and short-term investments, which decreased $190.0 million during the first quarter of 2002 to $911.6 million. This decrease was primarily the result of the $283.2 million in net cash paid for the Ocular acquisition.

The Company was able to generate net cash from operations of $114.8 million in part, due to its cash earnings of $44.8 million, which are defined as net income adjusted for non-cash gains and charges, principally depreciation and amortization. The Company generated the remaining $70.0 million in operating cash through an overall improvement in its financial position. This improvement was driven mainly by accounts receivable collections of $96.6 million, a reduction in inventory of $36.7 million and an increase in income taxes receivable of $6.3 million, that offset cash payouts of 2001 restructuring reserves of $42.3 million, accounts payable of $11.4 million and growth in long-term assets of $16.0 million. The Company’s short-term investments portfolio remained relatively stable at $383.1 million compared with $399.7 million at December 28, 2001.

The balance of the Company’s gross accounts receivable totaled $284.1 million at March 29, 2002. The 26.8% decrease during the first quarter of 2002 was the result of collections of fourth quarter 2001 receivables and lower overall sales. Days sales outstanding was 61 days on March 29, 2002, compared with 64 days at the end of 2001.

The net inventory balance at March 29, 2002, totaled $293.5 million compared with $329.1 million at December 29, 2001. The 10.8% decline was primarily the result of sales of optical networking products, including the Tellabs 6500 transport switch, and broadband access products.

During the first quarter of 2002, the Company used $9.5 million in funds for property, plant and equipment purchases. The principal outlay was an additional $3.3 million related to the buildout of the Company’s Naperville facility. The Company anticipates 2002 capital spending will be below 2001 levels due to the completion of construction on the Naperville facility in the third quarter of 2001.

Net goodwill increased $265.7 million and intangible assets increased $61.0 million during the quarter. Both of these increases were the result of the acquisition of Ocular in January 2002. For more information on the Ocular acquisition please refer to Note 3, Business Combinations. Other assets remained relatively unchanged at $196.7 million.

The balance of current liabilities at March 29, 2002, was $291.7 million compared with $319.5 million at December 28, 2001. The reduction in current liabilities was primarily the result of payments of liabilities related to the Company’s 2001 restructuring initiatives, totaling $42.3 million. These payments related principally to the settlement of excess inventory purchase commitments of $24.0 million, severance payouts totaling $14.0 million and lease payments for excess facilities of $4.3 million. Overall, the Company has $137.8 million in reserves remaining related to its 2001 restructuring activities. The Company anticipates paying $119.0 million of these liabilities within the next year. For more information on the Company’s 2001 restructuring efforts, please refer to Note 5, Restructuring and Other Charges.

Accrued liabilities totaled $119.9 million at March 29, 2002, compared with $100.8 million at December 28, 2001. The increase was due mainly to an accrual for cash payments owed to certain key Ocular employees that held restricted stock awards on the acquisition date. These shareholders agreed to surrender their restricted shares in exchange for the right to receive cash payments totaling $28.5 million. Cash payments will be made to these individuals either upon demand, if certain pre-defined conditions are met, or in accordance with the original vesting schedule of the restricted stock awards. Based on the vesting schedule, $19.0 million was recorded to accrued liabilities with the remaining $9.5 million included in other long-term liabilities. As of March 29, 2002, $4.8 million had been paid to these individuals.

During the first quarter of 2002, the Company used $5.4 million in cash to repay an outstanding loan agreement and two equipment capital leases assumed in the Ocular acquisition. The Company also repaid industrial revenue bonds issued in December 1991 for $2.9 million.

Management believes the current level of working capital, and in particular its cash and short-term investment balance of $911.6 million, is sufficient to meet the Company’s normal operating needs, both now and in the foreseeable future. Sufficient resources exist to support the Company’s operations either through currently available cash, cash generated from future operations, short-term or long-term financing or equity offerings.

Critical Accounting Policies and Disclosures about Market Risk

Investments in marketable securities
During the normal course of business, the Company invests a portion of its cash and cash equivalents in marketable securities. The Company accounts for these investments using the guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and its related interpretive guidance. All securities in the Company’s short-term marketable securities portfolio are considered available-for-sale securities and are marked-to-market on a monthly basis with the resulting unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders’ equity.

At March 29, 2002, the Company had an unrealized loss on short-term marketable securities of $4.8 million, compared to an unrealized gain of $7.1 million at December 28, 2001.

In accordance with SFAS No. 115, when the Company determines that a decline in the fair value of a security is other than temporary, the Company will record an impairment loss to adjust the security to its new, lower market value. In assessing whether a decline in market value for a security is considered other than temporary, the Company examines a variety of factors, including: current and anticipated macro-economic conditions, the outlook for the particular industry, the long-term business outlook for the investee, the amount of time the investment’s fair value has been below cost and the Company’s liquidation strategy with respect to the particular investment. The Company did not have any securities with long-term declines in market value during the first quarter of 2002.

Other investments
Included in Other Assets were investments in start-up technology companies and partnerships that invest in start-up technology companies. These investments are recorded at cost, which approximates fair market value. The balance of these investments was $36.4 million at March 29, 2002, which was consistent with year-end 2001 levels.

Accounts receivable
Through the normal course of business, the Company markets its products to various telecommunications service providers. Sales to these customers have varying degrees of collection risk associated with them, depending on a variety of factors. During the first quarter of 2002 the Company decreased its allowance for uncollectable accounts by $20.2 million, $11.7 million of which related to the write-off of receivables, while the remaining $8.5 million related to the recognition of previously reserved sales to certain high-risk customers that the Company has subsequently collected funds on.

Inventory reserves
The Company reviews its ending inventory levels for excess quantities and obsolescence, based upon current market conditions and estimates of future demand. During 2001, the Company wrote-off $120.3 million of excess and obsolete inventory, as a result of the economic downturn in the telecommunications industry, the exiting of the next-generation switching initiative and discontinuance of the TITAN 6700. During the second quarter of 2002, the Company will record additional charges of approximately $50 million for excess inventory resulting from the continuation of the economic slowdown. Additional charges may need to be recorded if conditions in the telecommunications industry continue to deteriorate.

Purchase commitments
The Company, through its normal course of business, enters into a variety of non-cancelable, non-returnable commitments for the purchase of custom inventory piece parts. These commitments are generally entered into at market rates and expire within the next year. In the event of a dramatic decline in sales, such as was experienced in 2001 and the first quarter of 2002, the Company may incur excess inventory and subsequent losses as a result of these commitments. During 2001, the Company accrued $127.0 million related to outstanding purchase commitments as part of its restructuring actions. The Company will record an additional charge of approximately $60 million in the second quarter of 2002 for excess purchase commitments as part of its 2002 restructuring actions. Should sales continue to dramatically decline, the Company may incur additional losses from these commitments.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “likely,” “will,” “should” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; new product acceptance; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment; facility construction and start-ups; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Exhibit 99.1 to Form 10-Q for the quarterly period ended June 29, 2001, filed with SEC on August 9, 2001. The Company’s actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward-looking statements in determining whether to buy, sell or hold any of the Company’s securities. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits

     10.1 — Deferred Income Plan, effective as of September 2, 2001

(B) Reports on Form 8-K:

     The Registrant filed a press release on January 28, 2002, announcing earnings for the quarter and year ended December 28, 2001.

     The Registrant filed a press release on April 17, 2002, announcing earnings for the quarter ended March 29, 2002, along with details of additional restructuring actions to be taken in the second quarter of 2002.

     The Registrant filed a press release on April 26, 2002, announcing the election of Mellody Hobson to the Company’s Board of Directors, along with the re-election of Stephanie Pace Marshall and William F. Souders.

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

May 3, 2002
(Date)