Form 10-Q
period 2002-08-06
TELLABS INC
filed 2002-08-06
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002

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

YES   X           NO___

Common Shares, $.01 Par Value - 411,406,685 shares outstanding on June 28, 2002.

TELLABS, INC.
INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
Condensed Consolidated Comparative Statements of Operations

Condensed Consolidated Comparative Balance Sheets

Condensed Consolidated Comparative Statements of Cash Flow

Notes to Condensed Consolidated Comparative Financial Statements

Item 2.	Management’s Discussion and Analysis

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF OPERATIONS
(Unaudited)

	Three		Six
	Months Ended		Months Ended
(In millions, except per-share data)	6/28/02	6/29/01	6/28/02	6/29/01
Net Sales
Product	$288.2	$407.7	$602.8	$1,075.1
Services and other	56.4	101.7	113.3	206.4
	344.6	509.4	716.1	1,281.5
Cost of sales
Product	254.4	375.6	419.9	667.5
Services and other	40.8	87.2	71.8	161.5
	295.2	462.8	491.7	829.0
Gross Profit	49.4	46.6	224.4	452.5

Operating expenses
Selling, general and administrative	78.8	107.7	156.0	218.8
Research and development	86.3	109.9	176.9	236.8
Purchased in-process research and development	-	-	5.4	-
Intangible asset amortization	2.3	0.7	4.0	1.4
Restructuring expenses	107.9	83.7	107.9	83.7
Goodwill amortization	-	6.0	-	10.5
	275.3	308.0	450.2	551.2

Operating Loss	(225.9)	(261.4)	(225.8)	(98.7)

Other income (expense)
Interest income	8.5	11.2	16.0	25.8
Interest expense	(0.3)	(0.1)	(0.7)	(0.3)
Other	(0.4)	3.6	0.8	5.3
	7.8	14.7	16.1	30.8

Loss Before Income Tax	(218.1)	(246.7)	(209.7)	(67.9)
Income tax benefit	(75.3)	(72.0)	(72.2)	(15.7)
Net Loss	$(142.8)	$(174.7)	$(137.5)	$(52.2)

Loss per Share
Basic	$(0.35)	$(0.43)	$(0.33)	$(0.13)
Diluted	$(0.35)	$(0.43)	$(0.33)	$(0.13)

Average number of common shares outstanding	411.2	409.5	410.9	409.1
Average number of common shares outstanding, assuming dilution	411.2	409.5	410.9	409.1

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS

	June 28,	December 28,
	2002	2001
(In millions, except share amounts)	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$ 435.9	$ 701.9
Investments in marketable securities	557.4	399.7
Accounts receivable, net	218.8	330.9
Inventories
Raw materials	91.5	145.5
Work in process	30.2	33.7
Finished goods	86.2	149.9
	207.9	329.1
Deferred income tax asset	111.7	138.2
Income taxes	55.2	26.5
Other current assets	19.5	18.3
Total Current Assets	1,606.4	1,944.6

Property, plant and equipment	829.6	862.7
Less: accumulated depreciation	355.6	342.2
	474.0	520.5
Goodwill (Note 4)	457.5	188.6
Intangible assets	74.0	14.0
Other assets	193.6	198.1
Total Assets	$ 2,805.5	$ 2,865.8

Liabilities
Current Liabilities
Accounts payable	$ 56.5	$ 63.5
Accrued liabilities	92.0	100.8
Accrued restructuring and other charges	148.3	155.2
Total Current Liabilities	296.8	319.5

Long-term debt	0.5	3.4
Accrued long-term restructuring charges	50.1	24.9
Other long-term liabilities	38.9	31.0
Deferred income taxes	-	21.4

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of
$.01 par value; no shares issued and outstanding	-	-
Common stock: 1,000,000,000 shares of $.01 par
value; 414,656,685 and 413,497,100 shares
issued and outstanding	4.1	4.1
Additional paid-in capital	541.5	496.0
Treasury stock, at cost: 3,250,000 shares	(129.6)	(129.6)
Deferred compensation expense	(24.8)	(1.4)
Accumulated other comprehensive income (loss)
Cumulative translation adjustment	(94.4)	(164.4)
Unrealized net gains on
available-for-sale securities	3.3	4.3
Total accumulated other comprehensive loss	(91.1)	(160.1)
Retained earnings	2,119.1	2,256.6
Total Stockholders’ Equity	2,419.2	2,465.6
Total Liabilities and Stockholders’ Equity	$ 2,805.5	$ 2,865.8

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
(In millions)	06/28/02	06/29/01
Operating Activities
Net Loss	$ (137.5)	$ (52.2)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Restructuring and other charges	219.1	261.6
Depreciation and amortization	72.1	75.7
Other	(12.0)	(52.8)
Net changes in assets and liabilities, net of effects
from acquisitions:
Accounts receivable	138.1	364.8
Inventories	78.1	(145.0)
Long-term assets	(23.6)	(30.2)
Accounts payable	(11.1)	(53.6)
Accrued liabilities	(28.7)	(54.2)
Restructuring liabilities	(107.1)	(7.0)
Income taxes	(19.0)	(98.6)
Other, net	(2.8)	9.1
Net Cash Provided by Operating Activities	165.6	217.6

Investing Activities
Acquisition of property, plant and equipment, net	(26.0)	(128.3)
Proceeds from sales and maturities of
investments	303.2	382.0
Payments for purchases of investments	(461.7)	(293.6)
Payments for acquisitions, net of
cash acquired	(286.1)	(89.0)
Net Cash Used for Investing Activities	(470.6)	(128.9)

Financing Activities
Payments of notes payable and capital leases	(8.2)	-
Proceeds from issuance of common stock	1.7	18.8
Net Cash Provided by (Used for) Financing Activities	(6.5)	18.8
Effect of Exchange Rate Changes on Cash	45.5	(18.6)
Net Increase (Decrease) in Cash and Cash Equivalents	(266.0)	88.9
Cash and Cash Equivalents at Beginning of Year	701.9	329.3
Cash and Cash Equivalents at End of Quarter	$ 435.9	$418.2

Other Information
Interest paid	$0.5	$0.3
Income taxes paid	$21.1	$143.4

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals), that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

2. New Accounting Policies

 During the first quarter of 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 eliminates the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. For more information, please refer to Note 4, Goodwill and Intangible Assets.

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

3. Business Combinations

 In January 2002, the Company acquired 100% of the outstanding voting stock of Ocular Networks, Inc. (“Ocular”), a developer of optical solutions for the metropolitan (“metro”) optical networking market, for $323.0 million. As part of the acquisition, the Company obtained Ocular’s Optical Network XchangeTM (“OSX”) products, the Tellabs® 6400 transport switch (formerly Ocular OSX 6000TM), the Tellabs 6410® transport edge node (formerly Ocular OSX 1000TM) and the Tellabs 6490® element manager (formerly Ocular Metro WatchTM).

The acquisition was accounted for as a purchase in accordance with the guidance in SFAS 141, Business Combinations, with the results of operations and cash flows for Ocular included in the Company’s consolidated results from the date of the acquisition. Pro forma combined results of operations prepared assuming the acquisition had occurred at the beginning of the year are not being presented since they would not differ materially from reported results.

Components of the purchase price were as follows:

Component	(in millions)

Cash paid to Ocular shareholders	$278.5
Fair value of Ocular stock options assumed	42.9
Payable to former Ocular restricted stockholders	28.5
Acquisition costs	2.4
352.3
Deferred compensation expense	(29.3)
Total	$323.0

The Black-Scholes option valuation model was used to determine the fair value of the Ocular stock options assumed. The deferred compensation expense represents the intrinsic value of the unvested Ocular stock options on the acquisition date, which will be recognized over the remaining service period of the options. Also included in the purchase price was a payable of $28.5 million to former holders of restricted Ocular stock awards that were given to certain key employees. On the acquisition date, the restricted stock award holders exchanged these awards for the right to receive $28.5 million in cash, which Tellabs has agreed it will pay out either, immediately, if certain pre-defined conditions are met, or over the original vesting period of the awards. As of June 28, 2002, the Company had paid approximately $9.7 million of this payable.

The preliminary allocation of the purchase price was as follows:

(in millions)

Goodwill	$265.0
Intangible assets subject to amortization- developed technology	64.4
Purchased in-process research and development costs	5.4
Other assets	10.3
Total Assets	$345.1
Total Liabilities	$22.1
Purchase Price	$323.0

The purchase price allocation is preliminary, awaiting a final determination of deferred taxes related to the acquisition and other minimal expenses.

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

The Company also recorded goodwill of $265.0 million. The Company believes that by acquiring Ocular it extended the addressable market for its products within the metro optical network. Ocular’s product offerings complement Tellabs’ by focusing on small to mid-size tier 2 and 3 central offices, a market opportunity that has previously not been addressed by Tellabs. Tellabs® 5000 series of digital cross-connect systems are optimized for larger, or tier 1, central offices. The Company estimates that no goodwill will be deductible for tax purposes.

4. Goodwill and Intangible Assets

During the first quarter of 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 eliminates the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

In its initial application of SFAS 142, the Company determined that it operated in one reporting unit for purposes of completing the impairment review of goodwill. The Company utilizes the comparison of its market capitalization and book value as an indicator of potential impairment. The Company tested for impairment at the consolidated entity level and determined that a potential impairment did not exist. As a result, no further actions were required. The Company plans to perform its annual impairment review in the fourth quarter of each year.

Below is a comparison of the results of operations for the quarter and six months ended June 28, 2002, with the pro-forma results of operations for the quarter and six months ended June 29, 2001, adjusted to exclude goodwill amortization expense.

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	06/28/02	06/29/01	06/28/02	06/29/01

Net Loss	$(142.8)	$(174.7)	$(137.5)	$(52.2)
Add back: Goodwill amortization	-	5.2	-	8.9
Pro-forma Loss	$(142.8)	$(169.5)	$(137.5)	$(43.3)
Loss per Share - Basic and Diluted	$(0.35)	$(0.43)	$(0.33)	$(0.13)
Add back: Goodwill amortization	-	0.01	-	0.02
Pro-forma Loss per Share - Basic and Diluted	$(0.35)	$(0.42)	$(0.33)	$(0.11)
Average number of common shares outstanding	411.2	409.5	410.9	409.1

Goodwill increased $268.9 million during the first six months of 2002, to $457.5 million, primarily consisting of $265.0 million resulting from the Ocular acquisition.

At June 28, 2002, the Company had finite lived intangible assets with an original carrying value of $87.4 million and accumulated amortization and foreign currency translation adjustments totaling $13.4 million. These assets consisted of developed technology acquired in both the Tellabs Denmark acquisition, totaling $23.0 million, and the Ocular acquisition totaling $64.4 million. At June 28, 2002, the net carrying value of the Tellabs Denmark developed technology was $12.3 million, while the net carrying value of the Ocular developed technology was $61.7 million. These intangible assets are being fully amortized using the straight-line method over periods ranging from 7 to 10 years. The overall weighted-average amortization period is 9.2 years. Total amortization expense for the quarter and six months ended June 28, 2002 was $2.3 million and $4.0 million, respectively.

The remaining amortization expense for 2002 is $4.6 million. The estimated amortization expense for the next four years is as follows:

(in millions)

2003	$9.2
2004	$9.2
2005	$9.2
2006	$8.0

5. Restructuring and Other Charges

In April 2001, the Company’s management and Board of Directors approved a plan to restructure its business operations. The Company’s restructuring efforts included termination of the SALIX and NetCore development efforts, strategic realignment of worldwide manufacturing capacity and related workforce reductions, reduction of excess inventories and related purchase commitments, and a consolidation of the Company’s facilities. These steps were undertaken to both realign the Company’s cost structure with the lower anticipated business and industry outlook and to focus the Company’s resources on the metro optical networking and business service markets. Total charges associated with this plan were $261.6 million.

In April 2002, the Company’s management and Board of Directors approved a plan to further restructure its operations due to the sustained impact the industry-wide recalibration in capital spending by the major telecommunications carriers was having on the Company. Major components of this plan included a realignment of worldwide inventory levels to match customer demand, which resulted in the write-off of excess inventories and the accrual for excess inventory purchase commitments; workforce reductions; the closure and consolidation of excess facilities, including a manufacturing facility in Ronkonkoma, New York, along with the write-off of related fixed assets; and a review of the sufficiency of the reserves for excess leased facilities from the Company’s 2001 restructuring programs in light of current economic conditions. Total charges associated with the plan were $219.1 million.

Below is an analysis of the restructuring and other charges recorded during the second quarter of 2002 and 2001 by major income statement classification:

Income Statement Classification (in millions)	Description	06/28/02	06/29/01

Net Product Sales	Reversal of SALIX revenue	$-	$6.2
Product Cost of Sales	Inventory write-offs	53.2	90.7
	Excess purchase commitments	58.0	78.0
	Current asset write-offs	-	2.9
Restructuring and other expenses	Severance and related expenses	28.7	6.9
	Consolidation of excess leased facilities	34.2	38.5
	Disposal of property, plant and equipment	41.9	27.7
	Other obligations	3.1	10.7
		$219.1	$261.6

The following table displays the Company’s restructuring activity during the first six months of 2002 and the status of the reserves at June 28, 2002:

Description of reserve (in millions)	Balance at 12/28/01	Cash Activity	Non-Cash Activity	Balance at 03/29/02	Additional Reserves	Cash Activity	Non-Cash Activity	Balance at 06/28/02

Inventory write- offs	$-	$-	$-	$-	$53.2	$-	$(53.2)	$-
Excess purchase commitments	94.6	(24.0)	-	70.6	58.0	(42.8)	0.7	86.5
Severance and related expenses	26.4	(14.0)	-	12.4	28.7	(17.3)	0.4	24.2
Consolidation of excess leased facilities	56.8	(4.3)	-	52.5	34.2	(4.4)	0.2	82.5
Disposal of property, plant and equipment	-	-	-	-	41.9	-	(41.9)	-
Other obligations	2.3	-	-	2.3	3.1	(0.2)	-	5.2
	$180.1	$(42.3)	$-	$137.8	$219.1	$(64.7)	$(93.8)	$198.4

Inventory write-offs and excess purchase commitment accrual
Included in product cost of goods sold during the second quarter of 2002 were charges of $111.2 million related to the write-off of inventories and accrual for non-cancelable inventory purchase commitments deemed to be excess due to the continued slowdown in customer spending levels. These charges related primarily to a buildup in common components and piece parts that were a direct result of the lower forecasted overall product demand. The inventory write-offs were recorded as a reduction to inventory, while the reserve for excess non-cancelable purchase commitments was recorded to accrued restructuring and other charges. The Company continues to work towards negotiating the final settlement of the remaining purchase commitments by the end of 2002.

Severance and related expenses
During the second quarter of 2002, the Company recorded charges of $28.7 million for severance pay and related fringe benefits for the reduction of approximately 1,200 employees worldwide resulting from its April 2002 restructuring initiative. As of June 28, 2002, approximately 800 employees were affected by the April 2002 restructuring plan, with the completion of the plan expected to occur during the second half of 2002. The Company anticipates paying out the majority of the remaining severance costs over the last half of 2002.

Consolidation of excess leased facilities
During the second quarter of 2002, the Company recorded $34.2 million in charges related to the consolidation of excess facilities, of which $20.4 million was for additional reserves for facilities vacated under the 2001 restructuring programs, and $13.6 million for lease cancellation and non-cancelable lease costs associated primarily with the closure of the Ronkonkoma, New York, manufacturing facility and the consolidation of a number of smaller locations under the April 2002 restructuring.

The $20.4 million adjustment of the 2001 restructuring reserves resulted from management revising its estimates and assumptions concerning its overall exposure under certain lease agreements based upon the effects the current state of the real estate market and the economy, as a whole, would have on its ability to sublease the property in certain geographic areas. The Company anticipates utilizing its entire reserve for excess leased facility charges in accordance with the terms of the original leases.

Disposal of property, plant and equipment
The Company recorded a total of $41.9 million related to the disposal of property, plant and equipment as part of its April 2002 restructuring. Property, plant and equipment consisted of leasehold improvements, manufacturing equipment, lab and data equipment and furniture associated with the closure of the Ronkonkoma, New York plant, the consolidation of a number of smaller locations and workforce reductions. The total $41.9 million charge was determined by writing down fixed assets to be sold to the lower of their carrying amount or fair value less costs to sell, while writing down fixed assets that were abandoned to salvage value in accordance with SFAS 144.

Other obligations
During the second quarter of 2002, the Company recorded $3.1 million in charges for other obligations that arose as a direct result of its April 2002 restructuring activities.

6. Comprehensive Loss

Comprehensive loss is an expression of the Company’s net loss adjusted for foreign currency translation adjustments and net unrealized gains or losses on available-for-sale securities. The comprehensive loss for the quarter and six months ended June 28, 2002, was $69.0 million and $68.5 million, respectively, while the comprehensive loss for the quarter and six months ended June 29, 2001, was $192.8 million and $98.8 million, respectively.

Item 2. Management’s Discussion and Analysis

Overview

The Company is a telecommunications equipment manufacturer and as such designs, markets, manufactures and sells its products into the telecommunication service providers market. Tellabs provides innovative bandwidth management solutions to help carriers around the world move communications most efficiently and effectively. Beginning in 2001, there was an abrupt and unforeseen slowdown in capital spending levels by telecommunication carriers, particularly in the United States, as they began to recalibrate their capital spending to align their capacity on hand with current end-customer demand levels. Tellabs responded promptly by undertaking a series of restructurings intended to both realign its cost structure and reinvent its business to meet the new outlook for the industry. During the second quarter of 2002, capital spending for the Company's main customers continued to be constrained by high debt levels, lack of available capital funding, bankruptcies and other financial difficulties thus decreasing the Company’s revenue. The Company’s response is evident in the decrease in overall spending. The Company cannot predict when the downturn will end.

Results of Operations

Quarter Ended June 28, 2002, as Compared with Quarter Ended June 29, 2001

The Company’s net sales for the quarter ended June 28, 2002 totaled $344.6 million, a decrease of 32.4% compared with sales of $509.4 million in the second quarter of 2001. The Company has three major product groups for which revenues are disclosed in addition to service and other revenue.

Net product revenue consists of revenue generated from the sale of the Company’s metro optical networking systems, broadband access systems and voice quality enhancement systems. Net product revenue for the quarter ended June 28, 2002 totaled $288.2 million, a decrease of 29.3% compared with $407.7 million in the quarter ended June 29, 2001. Weak global macroeconomic conditions and a resulting reduction in customer spending are the main causes for the decrease in net product revenue in the second quarter as compared with the corresponding period of fiscal 2001.

Sales of optical networking products for the second quarter of 2002 were $162.0 million, compared with $214.6 million for the same period last year. The primary driver behind the decrease in optical networking sales was weaker Tellabs 5000 series sales. Offsetting this decrease were increased sales of the Tellabs® 6500 transport switch and sales of the new Tellabs 6400 transport switch. In total, sales of the Company’s new entrants in optical networking products increased sequentially and accounted for 9% of total second-quarter 2002 revenues.

Sales of the Company’s broadband access products were $106.9 million, compared with $147.8 million in the second quarter of 2001. The reduction in broadband access product sales was a result of lower sales of the Tellabs® 8000 managed access systems, which was slightly offset by increased sales of the Tellabs® 2000 telephony distribution systems.

Sales of the Company’s voice quality enhancement products totaled $19.3 million for the second quarter of 2002 as compared with $45.3 million for the same period last year. The decrease in voice quality enhancement product sales results mainly from lower sales of the Tellabs® 3000 series products.

Net services and other revenue consists primarily of revenues generated from the Company’s professional services and solutions area. Net services and other revenues for the quarter ended June 28, 2002 totaled $56.4 million, a decrease of 44.5% compared with $101.7 million in the second quarter of 2001. Service revenue is directly proportional to earlier product sales. Product sales during the first half of 2002 and latter half of 2001 were significantly less than in comparable periods of 2001 and 2000, respectively.

Sales within the United States for the second quarter of 2002 decreased 29% compared with the same period last year and accounted for approximately 75% of total sales. Sales outside the United States decreased 41% from the second quarter of 2001 and accounted for approximately 25% of total sales.

For the quarter ended June 28, 2002, total gross margin was $49.4 million, compared with $46.6 million for the second quarter of 2001. Included in both of these quarters were charges related to inventory write-offs and excess purchase commitments that totaled $111.2 million for the quarter ended June 28, 2002 and $171.7 million for the quarter ended June 29, 2001 (for more information see Note 5, Restructuring and Other Charges). Excluding these items, gross margin was $160.7 million and $224.5 million in 2002 and 2001, respectively, and gross margin, as a percentage of sales was 46.6% compared with 43.5% for the second quarter of 2001. Gross product margin as a percentage of sales for the second quarter of 2002 was 50.3%, or flat, compared with 50.7% for the same period last year. Gross services and other margin as a percentage of sales was 27.7% for the second quarter of 2002, compared with 14.3% for the same period last year, due to the mix of revenue items in 2002 compared to 2001.

Operating expenses for the three months ended June 28, 2002, totaled $275.3 million, compared with $308.0 million for the second quarter of 2001. Included in 2002 operating expenditures were charges totaling $107.9 million related to the Company’s April 2002 restructuring activities (for more information see Note 5, Restructuring and Other Charges). Included in 2001 operating expenditures were charges of $83.7 million related to the Company’s April 2001 restructuring initiatives. Excluding these charges operating expenses were $167.4 million or 48.6% of sales and $224.3 million or 44.0% of sales in 2002 and 2001, respectively. The decline is attributable to restructuring and cost-cutting efforts.

Research and development expenses totaled $86.3 million for the second quarter of 2002, compared with $109.9 million in the second quarter of 2001. The $23.6 million reduction in research and development spending was primarily the result of the Company’s restructuring programs implemented during 2001 and 2002, which included the termination of the SALIX and NetCore development efforts and the cancellation of development work on the TITAN® 6700 optical switch, in addition to a strategic re-focusing of resources on products for the metro optical networking and business services markets. Included in research and development spending for the second quarter of 2002 was a full quarter’s worth of expenditures from the Company’s metro optical networking division, that was formed mainly from employees brought over in the Company’s acquisition of Ocular in January 2002. As a percentage of sales, research and development expenditures were 25.0%, compared with 21.6% in the second quarter of 2001. The growth in research and development spending as a percentage of sales was primarily the result of lower sales volume during the second quarter of 2002.

Selling, general and administrative expenses totaled $78.8 million in the second quarter of 2002, compared with $107.7 million in the second quarter of 2001. The $28.9 million reduction in spending reflects the cost savings from the Company’s various restructurings in 2001 and 2002 along with the diligent spending controls and cost-cutting measures implemented throughout the Company. As a percentage of sales, selling, general and administrative expenditures were 22.9%, compared with 21.1% for the second quarter of 2001. The increase in selling, general and administrative spending as a percentage of sales primarily reflects the lower sales volume experienced during the second quarter of 2002.

Other income for the quarter ended June 28, 2002, totaled $7.8 million, compared with $14.7 million for the second quarter of 2001. Interest income for the second quarter of 2002 totaled $8.5 million, a decrease of 24.1% as compared with the second quarter of 2001. The reduction in interest income was a function both of lower prevailing interest rates on investments and lower average cash balances available for investment. Other income for the second quarter of 2002 was a $0.4 million loss, compared with $3.6 million gain for the comparable period last year due to larger gains on investment sales and distributions in 2001.

The effective tax rate for the quarter ended June 28, 2002 was 34.5%, compared with 29% for the comparable period last year. Excluding the effects of the restructuring and other charges, the rate for the quarter ended June 28, 2002 was 35.0%, compared with 31.5% for the comparable period last year. This increase reflects the change in worldwide earnings mix, lower projected research and development tax credits and certain non-deductible expenses from the Ocular acquisition.

Tellabs reported a net loss of $142.8 million for the second quarter of 2002, compared with a net loss of $174.7 million for the same period last year. The net loss per diluted share outstanding was $0.35 for the quarter ended June 28, 2002, compared with a net loss per diluted share outstanding of $0.43 for the second quarter of 2001. Included in second quarter 2002 and 2001 earnings were restructuring and other charges totaling $219.1 million and $261.6 million, respectively. Pro forma results, which would exclude the restructuring and other charges, were net income of $0.6 million and $10.2 million for the second quarters of 2002 and 2001, respectively. The corresponding pro forma net income per diluted share outstanding was breakeven and $0.02 for the second quarters of 2002 and 2001, respectively.

Six Months Ended June 28, 2002, as Compared with Six Months Ended June 29, 2001

As noted in the discussion above, the slowdown in carrier spending began to significantly affect the Company’s results during the second quarter of 2001. As such the six-month comparison reflects an even larger percentage decrease in revenue and net income.

Net sales for the six months ended June 28, 2002, were $716.1 million, compared with $1,281.5 million for the first half of 2001. The 44.1% decline in sales reflects the impact the global reduction in capital spending by telecommunication carriers had on the Company’s revenues.

Net product revenue for the first half of 2002 were $602.8 million, a 43.9% decrease as compared with the same period last year. The main driver behind the overall decrease in product sales was weaker sales of the Company’s optical networking products. Sales of optical networking products were $342.5 million for the first half of 2002, as compared with $696.2 million for the same period last year. The primary driver behind the 50.8% decrease in optical networking sales was weaker sales of the Tellabs 5000 series. Partially offsetting this decrease were increased sales of the Tellabs 6500 transport switch and sales of the new Tellabs 6400 transport switch. Sales of new optical networking products accounted for 7% of total 2002 year-to-date revenues.

As a result of its January 2002 acquisition of Ocular, the Company added three new products to its optical networking portfolio: the Tellabs 6400 transport switch (formerly Ocular OSX 6000), the Tellabs 6410 transport edge node (formerly Ocular OSX 1000) and the Tellabs 6490 element manager (formerly Ocular Metro Watch). Tellabs purchased Ocular for approximately $323 million in cash and options. For more information on the acquisition, please refer to Note 3, Business Combinations.

Sales of the Company’s broadband access products were $221.8 million, compared with $300.7 million in the first half of 2001. The reduction in broadband access product sales was a result of lower sales of the Tellabs 8000 managed access series and lower sales of the Tellabs® 6300 transport switching series, and was slightly offset by increased sales of the Tellabs 2000 telephony distribution systems.

Sales of the Company’s voice quality enhancement products totaled $38.5 million for the first half of 2002, compared with $78.1 million for the same period last year. The decrease in voice quality enhancement product sales results mainly from lower sales of Tellabs 3000 series products and lower sales of the Company’s Integrated Voice Products.

Net services and other revenue for the six months ended June 28, 2002, totaled $113.3 million, compared with $206.4 million for the same period last year, a 45.1% decrease. Service revenue is directly proportional to earlier product sales. Product sales during the first half of 2002 and latter half of 2001 were significantly less than in comparable periods of 2001 and 2000, respectively.

Sales within the United States for the first half of 2002 decreased 47% over the comparable period last year and accounted for approximately 72% of overall sales. Sales outside the United States decreased 35% as compared with the first six months of 2001 and accounted for approximately 28% of total sales.

For the six months ended June 28, 2002, total gross margin was $224.4 million as compared with $452.5 million for the first half of 2001. Included in each of these amounts were charges related to inventory write-offs and excess purchase commitments that were $111.2 million and $171.7 million in 2002 and 2001, respectively (for more information see Note 5, Restructuring and Other Charges). Excluding these items gross margin was $335.7 million and $630.4 million in 2002 and 2001, respectively, and gross margin, as a percentage of sales was 46.9%, compared with 49.0% for the first half of 2001. From a product standpoint, gross margin as a percentage of sales totaled 48.8%, compared with 54.1% for the first six months of 2001. The decrease in gross product margin as a percentage of sales was the result of lower absorption of fixed manufacturing expenditures due to lower total sales, as well as unfavorable product mix impacts. Gross services and other margin as a percentage of sales was 36.7% for the first half of 2002 as compared with 21.8% for the same period last year, due to the mix effect of revenue items in 2002 as compared to 2001.

Operating expenses for the six months ended June 28, 2002, totaled $450.2 million, compared with $551.2 million for the first half of 2001. Included in 2002 operating expenses were charges totaling $107.9 million related to the Company's April 2002 restructuring activities (for more information see Note 5, Restructuring and Other Charges), along with $5.4 million in charges for the write-off of research and development expenditures acquired in the Ocular acquisition (see Note 3, Business Combinations.) Included in 2001 operating expenditures were charges of $83.7 million related to the Company’s April 2001 restructuring initiatives. Excluding these charges operating expenses were $336.9 million or 47.0% of sales in 2002 and $467.5 million or 36.5% of sales in 2001.

Research and development expenditures totaled $176.9 million for the first six months of 2002, compared with $236.8 million in the same period in 2001. The $59.9 million reduction in research and development spending was a direct byproduct of the Company’s restructuring actions, which as previously mentioned, included the termination of the SALIX and NetCore development efforts and the cancellation of development work on the TITAN 6700 optical switch, along with a strategic re-focusing of resources on products for the metro optical networking and business services markets. Included in research and development spending for the first six months of 2002 were expenditures from the Company’s metro optical networking division, formed primarily by the Company’s acquisition of Ocular in January 2002 (for more information, see Note 3, Business Combinations). As a percentage of sales, research and development expenditures increased to 24.7%, compared with 18.4%, due primarily to lower sales volume in 2002.

Selling, general and administrative expenditures were $156.0 million for the first six months of 2002, compared with $218.8 million for the first half of 2001, reflecting the cost savings from the Company’s various restructuring actions coupled with stringent cost control measures implemented throughout the Company. As a percentage of sales, selling, general and administrative expenditures increased to 21.8%, compared with 17.1% in the first half of 2001, due to lower sales volumes in 2002.

Total other income for the six months ended June 28, 2002, was $16.1 million, compared with $30.8 million for the first half of 2001. Interest income for the first half of 2002 totaled $16.0 million, compared with $25.8 million for the same period last year. The decrease in interest income was due to lower available cash and short-term investment balances as a result of the Ocular acquisition, along with lower interest rates in 2002. Other income for the first half of 2002 was $0.8 million, compared with $5.3 million for the comparable period last year due to larger gains on investment sales and distributions in 2001.

The effective tax rate for the six months ended June 28, 2002 was 34.5%, compared with 23% for the comparable period last year. Excluding the effects of the restructuring and other charges the rate for the six months ended June 28, 2002 was 35.0%, compared with 31.5% for the comparable period last year. This increase reflects the change in worldwide earnings mix, lower projected research and development tax credits and certain non-deductible expenses from the Ocular acquisition.

Tellabs reported a net loss of $137.5 million for the first half of 2002, compared with a net loss of $52.2 million for the same period last year. The net loss per diluted share outstanding was $0.33 for the first six months of 2002, compared with a net loss per diluted share outstanding of $0.13 for the first half of 2001. Included in 2002 and 2001 earnings were restructuring and other charges totaling $219.1 million and $261.6 million, respectively. Without the charges, net income for the first half of 2002 would have been $5.9 million, compared with $132.7 million for 2001. Earnings per share would have been $0.01 and $0.32 for the first half of 2002 and 2001, respectively.

Liquidity and Capital Resources

The Company’s principal source of liquidity remained its cash and equivalents and short-term investments, which decreased $108.3 million during the first half of 2002 to $993.3 million. This decrease was primarily the result of the $283.2 million in net cash paid for the Ocular acquisition, offset by cash from operations.

Management believes the current level of working capital, and in particular its cash and short-term investment balance of $993.3 million, is sufficient to meet the Company’s normal operating needs, both now and in the foreseeable future. Sufficient resources exist to support the Company’s operations either through currently available cash, cash generated from future operations, short-term or long-term financing or equity offerings.

Critical Accounting Policies

The Company believes the formulation of the following accounting estimates involves a high degree of uncertainty and management judgment. The Company used estimates about future customer order levels and product mix to determine the reserves for each of the items. However, because visibility to customers’ spending plans over the short and long term is limited, it is not possible to assure the accuracy of the estimates. The Company’s estimates assumed no significant change in customer buying patterns from recent experience. Therefore, if spending by Tellabs’ customers were to decline meaningfully from current levels, additional reserves may be required.

Inventory reserves
The Company regularly reviews its inventory levels for excess quantities and obsolescence based on current market conditions and trends, technological feasibility and estimates and forecasts concerning future product demand. As a result, during the second quarter of 2002, the Company recorded a charge of approximately $53.2 million for excess inventory resulting from the continued slowdown in customer spending.

Purchase commitment reserve
The Company, through its normal course of business, enters into a variety of non-cancelable, non-returnable commitments for the purchase of custom inventory piece parts. These commitments are generally entered into at market rates and expire within the next year. During the second quarter of 2002, the Company established a reserve of $58.0 million for excess purchase commitments as part of its 2002 restructuring actions.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “likely,” “will,” “should” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunication service providers; new product acceptance; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment; facility construction and start-ups; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Exhibit 99.1 to Form 10-Q for the quarterly period ended June 29, 2001, filed with SEC on August 9, 2001. The Company’s actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward-looking statements in determining whether to buy, sell or hold any of the Company’s securities. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 28, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the results of these actions to have a material adverse impact on the results of operations or financial position of the Company.

Beginning on June 18, 2002, a number of purported stockholder class action lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division, against Tellabs, Michael J. Birck, Chairman and Chief Executive, and Richard C. Notebaert, former Chief Executive, President and Director. The lawsuits are essentially identical and purport to bring suit on behalf of those who purchased the Company’s publicly traded securities between December 11, 2000 and June 19, 2001. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend the actions vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 23, 2002. At this meeting Mellody L. Hobson was elected as a director and Stephanie Pace Marshall, Ph.D. and William F. Souders were re-elected as directors. These directors were elected for a term of office expiring at the Company’s Annual Meeting of Stockholders in 2005.

Set forth below is a separate tabulation of the votes cast and votes withheld with respect to each nominee for director elected at this meeting:

Directors	Votes For	Votes Withheld
Mellody L. Hobson	350,192,602	6,026,311
Stephanie Pace Marshall, Ph.D.	347,060,754	9,158,158
William F. Souders	347,297,592	8,921,320

Additional directors, whose terms of office continued after the meeting, are as follows:

Terms expiring in 2003	Terms expiring in 2004
Peter A. Guglielmi	Michael J. Birck
Jan H. Suwinski	John J. Goossens
Richard C. Notebaert (resigned June 17, 2002)	Frederick A. Krehbiel

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

     21 — Subsidiaries of Tellabs, Inc.

     99.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

     The Registrant filed a press release on June 17, 2002, announcing that Richard C. Notebaert resigned as president, chief executive officer and director of Tellabs and that Chairman Michael J. Birck will resume the roles of president and chief executive officer.

     The Registrant filed a press release on July 18, 2002, announcing earnings for the quarter and six months ended June 28, 2002.

     The Registrant filed a press release on August 6, 2002, announcing a reorganization to strengthen customer relationships, product development and international business.

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

August 6, 2002
(Date)