Form 10-Q
period 2002-11-08
TELLABS INC
filed 2002-11-08
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

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

YES   X           NO___

Common Shares, $.01 Par Value - 412,001,439 shares outstanding on September 27, 2002.

TELLABS, INC.
INDEX
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
Condensed Consolidated Comparative Statements of Operations

Condensed Consolidated Comparative Balance Sheets

Condensed Consolidated Comparative Statements of Cash Flow

Notes to Condensed Consolidated Comparative Financial Statements

Item 2.	Management’s Discussion and Analysis

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Disclosure Controls and Procedures

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Nine Months Ended
(In millions, except per-share data)	9/27/02	9/28/01	9/27/02	9/28/01
Net Sales
Product	$239.3	$391.2	$842.1	$1,466.2
Services and other	48.8	57.0	162.1	263.5
	288.1	448.2	1,004.2	1,729.7
Cost of Sales
Product	138.6	208.6	558.5	876.1
Services and other	30.5	49.9	102.2	211.4
	169.1	258.5	660.7	1,087.5
Gross Profit	119.0	189.7	343.5	642.2

Operating expenses
Selling, general and administrative	70.1	92.1	226.2	310.9
Research and development	80.4	95.6	257.3	332.4
Purchased in-process research and development	-	-	5.4	-
Intangible asset amortization	2.4	0.7	6.4	2.1
Restructuring expenses	68.0	50.3	175.9	134.1
Goodwill amortization	-	6.8	-	17.3
	220.9	245.5	671.2	796.8

Operating Loss	(101.9)	(55.8)	(327.7)	(154.6)

Loss on investments, net	(31.2)	(13.2)	(29.6)	(8.4)
Interest income	9.0	11.1	24.9	36.9
Interest expense	(0.1)	(0.1)	(0.8)	(0.4)
Other income (expense)	1.0	(1.8)	0.3	(1.2)
	(21.3)	(4.0)	(5.2)	26.9

Loss Before Income Tax	(123.2)	(59.8)	(332.9)	(127.7)
Income tax benefit	(32.1)	(10.3)	(104.3)	(26.0)
Net Loss	$(91.1)	$(49.5)	$(228.6)	$(101.7)

Loss per Share	$(0.22)	$(0.12)	$(0.56)	$(0.25)

Average number of common shares outstanding	411.8	409.9	411.2	409.4

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS

	September 27,	December 28,
	2002	2001
(In millions, except share amounts)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$523.0	$ 701.9
Investments in marketable securities	484.3	399.7
Accounts receivable, net	185.4	330.9
Inventories
Raw materials	102.8	145.5
Work in process	19.6	33.7
Finished goods	78.3	149.9
	200.7	329.1
Deferred income tax asset	102.7	138.2
Income taxes	66.2	26.5
Other current assets	23.8	18.3
Total Current Assets	1,586.1	1,944.6

Property, plant and equipment	803.8	862.7
Less: accumulated depreciation	367.7	342.2
	436.1	520.5
Goodwill (Note 4)	459.0	188.6
Intangible assets	71.7	14.0
Other Assets	170.3	198.1
Total Assets	$2,723.2	$ 2,865.8

Liabilities
Current Liabilities
Accounts payable	$69.6	$ 63.5
Accrued liabilities	85.3	100.8
Accrued restructuring and other charges	147.1	155.2
Total Current Liabilities	302.0	319.5

Long-term debt	0.5	3.4
Accrued long-term restructuring charges	51.9	24.9
Other long-term liabilities	33.0	31.0
Deferred income taxes	-	21.4

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $.01 par
value; no shares issued and outstanding	-	-
Common stock: 1,000,000,000 shares of $.01 par value;
415,251,439 and 413,497,100 shares issued and outstanding	4.2	4.1
Additional paid-in capital	543.0	496.0
Treasury stock, at cost: 3,250,000 shares	(129.6)	(129.6)
Deferred compensation expense	(22.1)	(1.4)
Accumulated other comprehensive income (loss)
Cumulative translation adjustment	(93.4)	(164.4)
Unrealized net gains on
available-for-sale securities	5.4	4.3
Total accumulated other comprehensive loss	(88.0)	(160.1)
Retained earnings	2,028.2	2,256.6
Total Stockholders’ Equity	2,335.7	2,465.6
Total Liabilities and Stockholders’ Equity	$ 2,723.2	$ 2,865.8
The accompanying notes are an integral part of these statements.

TELLABS INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW (Unaudited)
	Nine Months Ended
(In millions)	09/27/02	09/28/01
Operating Activities
Net Loss	$(228.6)	$(101.7)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Restructuring and other charges	286.9	311.9
Depreciation and amortization	107.8	114.6
(Gain)/loss on investments, net	29.6	(8.4)
Other	(4.7)	(25.7)
Net change in assets and liabilities, net of effects
from acquisitions:
Accounts receivable	176.5	433.8
Inventories	86.6	(79.4)
Long-term assets	(36.2)	(44.3)
Accounts payable	2.2	(97.5)
Accrued liabilities	(38.7)	(62.1)
Restructuring liabilities	(143.6)	(18.2)
Income taxes	(46.6)	(117.9)
Other, net	3.7	2.9
Net Cash Provided by Operating Activities	194.9	308.0

Investing Activities
Acquisition of property, plant and equipment, net	(44.3)	(184.3)
Proceeds from sales and maturities of investments	578.1	509.0
Payments for purchases of investments	(657.2)	(347.3)
Payments for acquisitions, net of cash acquired	(289.8)	(113.3)
Net Cash Used for Investing Activities	(413.2)	(135.8)

Financing Activities
Payments of notes payable and capital leases	(8.2)	-
Proceeds from issuance of common stock	2.5	19.3
Net Cash Provided by (Used for) Financing Activities	(5.7)	19.3
Effect of Exchange Rate Changes on Cash	45.1	-
Net Increase (Decrease) in Cash and Cash Equivalents	(178.9)	191.6
Cash and Cash Equivalents at Beginning of Year	701.9	329.3
Cash and Cash Equivalents at End of Quarter	$523.0	$520.9

Other Information
Interest paid	$1.0	$0.6
Income taxes paid	$21.9	$157.8

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

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

In May 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for an exit cost or disposal activity be recognized when the liability is incurred, whereas under EITF No. 94-3, a liability is recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is not required to implement SFAS 146 until 2003. Accordingly, the most recent restructuring announced in September 2002 (see Note 5, Restructuring and Other Charges) was accounted for using the guidance in EITF Issue No. 94-3.

3. Business Combinations

In January 2002, the Company acquired 100% of the outstanding voting stock of Ocular Networks, Inc. (“Ocular”), a developer of optical solutions for the metropolitan (“metro”) optical networking market, for $323.0 million. As part of the acquisition, the Company obtained Ocular’s Optical Network XchangeTM (“OSX”) products, the Tellabs® 6400 transport switch (formerly Ocular OSX 6000TM), the Tellabs® 6410 transport edge node (formerly Ocular OSX 1000TM) and the Tellabs® 6490 element manager (formerly Ocular Metro WatchTM).

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

The Black-Scholes option valuation model was used to determine the fair value of the Ocular stock options assumed. The deferred compensation expense represents the intrinsic value of the unvested Ocular stock options on the acquisition date, which will be recognized over the remaining service period of the options. Also included in the purchase price was a payable of $28.5 million to former holders of restricted Ocular stock awards that were given to certain key employees. On the acquisition date, the restricted stock award holders exchanged these awards for the right to receive $28.5 million in cash, which Tellabs has agreed it will pay out either, immediately, if certain pre-defined conditions are met, or over the original vesting period of the awards. As of September 27, 2002, the Company had paid approximately $13.5 million of this payable.

The preliminary allocation of the purchase price is as follows:
(in millions)
Goodwill	$265.0
Intangible assets subject to amortization-
developed technology	64.4
Purchased in-process research and development costs	5.4
Other assets	10.3
Total Assets	$345.1

Total Liabilities	$22.1
Purchase Price	$323.0

The purchase price allocation is preliminary, awaiting a final determination of deferred taxes related to the acquisition and other minimal expenses.

The developed technology intangible asset of $64.4 million represents the value of the underlying technology for the Tellabs 6400 transport switch and the Tellabs 6490 element manager. This intangible asset is being fully amortized over its estimated useful life of ten years using the straight-line method. The $5.4 million of in-process research and development costs was expensed during the first quarter of 2002. These costs related to the development of the Tellabs 6410 transport edge node.

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

In its initial application of SFAS 142, the Company determined that it operated in one reporting unit for purposes of completing the impairment review of goodwill. The Company utilizes the comparison of its market capitalization and book value as an indicator of potential impairment. Upon adoption of SFAS 142, the Company tested for impairment at the consolidated entity level and determined that a potential impairment did not exist. As a result, no further actions were required.

During a portion of the third quarter, the Company’s market capitalization was below its book value; however, the Company does not believe that goodwill was impaired at the quarter end. The Company plans to perform its annual impairment review in the fourth quarter. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Below is a comparison of the results of operations for the quarter and nine months ended September 27, 2002, with the pro-forma results of operations for the quarter and nine months ended September 28, 2001, adjusted to exclude goodwill amortization expense.
	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	09/27/02	09/28/01	09/27/02	09/28/01
Net Loss	$(91.1)	$(49.5)	$(228.6)	$(101.7)
Add back: Goodwill amortization	-	6.1	-	14.9
Pro-forma Loss	$(91.1)	$(43.4)	$(228.6)	$(86.8)

Loss per Share – Basic and Diluted	$(0.22)	$(0.12)	$(0.56)	$(0.25)
Add back: Goodwill amortization	-	0.01	-	0.04
Pro-forma Loss per Share – Basic and Diluted	$(0.22)	$(0.11)	$(0.56)	$(0.21)

Average number of common shares outstanding	411.8	409.9	411.2	409.4

Goodwill increased $270.4 million during the first nine months of 2002, to $459.0 million, primarily consisting of $265.0 million resulting from the Ocular acquisition.

At September 27, 2002, the Company had finite lived intangible assets with an original carrying value of $87.4 million and accumulated amortization and foreign currency translation adjustments totaling $15.7 million. These assets consisted of developed technology acquired in both the Tellabs Denmark acquisition, totaling $23.0 million, and the Ocular acquisition totaling $64.4 million. At September 27, 2002, the net carrying value of the Tellabs Denmark developed technology was $11.6 million, while the net carrying value of the Ocular developed technology was $60.1 million. These intangible assets are being fully amortized using the straight-line method over periods ranging from 7 to 10 years. The overall weighted-average amortization period is 9.3 years. Total amortization expense for the quarter and nine months ended September 27, 2002 was $2.4 million and $6.5 million, respectively.

The remaining amortization expense for 2002 is $2.4 million. The estimated amortization expense for the next four years is as follows:
(in millions)
2003	$9.2
2004	$9.2
2005	$9.2
2006	$8.0

In accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets, the Company reviews the remaining useful life for the finite lived intangible assets annually.

5. Restructuring and Other Charges

In April 2001 and August 2001, the Company’s management and Board of Directors approved a plan to restructure its business operations. The Company’s restructuring efforts included termination of the SALIX and NetCore development efforts, strategic realignment of worldwide manufacturing capacity and related workforce reductions, reduction of excess inventories and related purchase commitments, and a consolidation of the Company’s facilities. These steps were undertaken to both realign the Company’s cost structure with the lower anticipated business and industry outlook and to focus the Company’s resources on the metro optical networking and business service markets. Total charges associated with these plans were $311.9 million.

In April 2002 and September 2002, the Company’s management and Board of Directors approved additional plans to further restructure its operations due to the sustained impact the industry-wide recalibration in capital spending by the major telecommunications carriers was having on the Company. Major components of the restructuring efforts included a realignment of worldwide inventory levels to match customer demand, which resulted in the write-off of excess inventories and the accrual for excess inventory purchase commitments; workforce reductions; the closure and consolidation of excess facilities, including manufacturing facilities in Ronkonkoma, New York, and Shannon, Ireland, along with the write-off of related fixed assets; a write-down of equity investments; and a review of the sufficiency of the reserves for excess leased facilities from the Company’s 2001 restructuring programs in light of current economic conditions. Total charges associated with the April 2002 and September 2002 plans were $219.1 million and $68.0 million, respectively. For further discussion of the Company’s April 2002 accrual, refer to the Form 10-Q of Tellabs, Inc. for the period ended June 28, 2002, filed with the Securities and Exchange Commission on August 6, 2002.

Below is an analysis of the restructuring and other charges recorded during the third quarter of 2002 and 2001 by major income statement classification:
(in millions)
Income Statement Classification	Description	09/27/02	09/28/01
Restructuring and other expenses	Severance and related expenses	$22.6	$18.3
	Consolidation of excess leased facilities	10.5	11.3
	Disposal of property, plant and equipment	25.4	17.0
	Other obligations	9.5	3.7
		$68.0	$50.3

The following table displays the Company’s restructuring activity during the first nine months of 2002 and the status of the reserves at September 27, 2002:
Description of reserve (in millions)	Balance 12/28/01	April 2002 Accrual	Cash Activity	Non-Cash Activity	Balance 06/28/02	Sept. 2002 Accrual	Cash Activity	Non-Cash Activity	Balance 09/27/02
Inventory write-offs	$-	$53.2	$-	$(53.2)	$-	$-	$-	$-	$-
Excess purchase commitments	94.6	58.0	(66.8)	0.7	86.5	-	(19.4)	(0.5)	66.6
Severance and related expenses	26.4	28.7	(31.3)	0.4	24.2	22.6	(11.6)	-	35.2
Consolidation of excess leased facilities	56.8	34.2	(8.7)	0.2	82.5	10.5	(5.5)	(0.1)	87.4
Disposal of property, plant and equipment	-	41.9	-	(41.9)	-	25.4	-	(25.4)	-
Other obligations	2.3	3.1	(0.2)	-	5.2	9.5	-	(4.9)	9.8
	$180.1	$219.1	$(107.0)	$(93.8)	$198.4	$68.0	$(36.5)	$(30.9)	$199.0

Inventory write-offs and excess purchase commitment accrual

Included in product cost of goods sold during the second quarter of 2002 were charges of $111.2 million related to the write-off of inventories and accruals for non-cancelable inventory purchase commitments deemed to be excess due to the continued slowdown in customer spending levels. These charges related primarily to a buildup in common components and piece parts that were a direct result of the lower forecasted overall product demand. The inventory write-offs were recorded as a reduction to inventory, while the reserve for excess non-cancelable purchase commitments was recorded to accrued restructuring and other charges. The Company continues to work towards negotiating the final settlement of the remaining purchase commitments by the end of 2002.

Severance and related expenses

During the second and third quarters of 2002, the Company recorded charges totaling $51.3 million for severance pay and related fringe benefits for the reduction of approximately 1,200 employees worldwide resulting from its April 2002 restructuring initiative and another 800 employees worldwide resulting from its September 2002 restructuring initiative. It is anticipated that approximately 500 current employees will be affected by the April 2002 and September 2002 restructuring plans during the fourth quarter of 2002 and first quarter of 2003. Currently under the April 2002 and September 2002 plans, approximately $9.2 million and $1.0 million have been charged against the respective reserves, principally for cash payments of severance pay. Tellabs expects to pay the remainder of the April 2002 severance costs by the end of 2002 and the majority of the September 2002 severance costs by the end of the first quarter of 2003.

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

Under the September 2002 restructuring plan, the Company recorded charges of $10.5 million related mainly to the lease cancellation and non-cancelable lease costs associated with the consolidation of Reston, Virginia, operations with Ashburn, Virginia, operations.

Disposal of property, plant and equipment

The Company recorded a total of $41.9 million related to the disposal of property, plant and equipment as part of its April 2002 restructuring and $25.4 million as part of its September 2002 restructuring. Property, plant and equipment consisted of leasehold improvements, manufacturing equipment, lab and data equipment and furniture associated with the closure of the Ronkonkoma, New York, and Shannon, Ireland, plants, the consolidation of a number of smaller locations and workforce reductions. The total charges were determined by writing down fixed assets to be sold to the lower of their carrying amount or fair value less costs to sell, while writing down fixed assets that were abandoned to salvage value in accordance with SFAS 144.

Other obligations

During the second quarter of 2002, the Company recorded $3.1 million in charges for other obligations that arose as a direct result of its April 2002 restructuring activities.

Under the September 2002 restructuring plan, the Company recorded charges of $4.7 million for the write-down of the Shannon, Ireland, facility, $4.3 million for the expected repayment of Shannon incentive grants and other miscellaneous lease cancellation fees. The Company expects to pay the incentive grants and operating leases in 2003. In 2003, the Company also expects to pay the $2.8 million in Ireland grant charges included in restructuring reserves established in 2001.

6. Long-Term Investments

Long-term investments of $27.7 million and $56.1 million are included in Other Assets as of September 27, 2002, and September 28, 2001, respectively. Management conducts a quarterly impairment review of each investment in its portfolio, including historical and projected financial performance, expected cash needs, and recent funding events. Other-than-temporary impairments for investments are recognized if the market value of the investment is below its cost basis for an extended period or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. Other-than-temporary impairments were $29.6 million for the quarter and year ended September 27, 2002, and $19.4 million for the quarter and year ended September 28, 2001.

7. Comprehensive Loss

Comprehensive loss is an expression of the Company’s net loss adjusted for foreign currency translation adjustments (CTA) and net unrealized gains or losses on available-for-sale securities. The comprehensive loss for the quarter and nine months ended September 27, 2002, was $87.9 million and $156.4 million, respectively, while the comprehensive loss for the quarter and nine months ended September 27, 2001, was $2.8 million and $101.6 million, respectively.
	3 Months Ended		YTD
	9/27/02	9/28/01	9/27/02	9/28/01
Tellabs net loss	(91.1)	(49.5)	(228.6)	(101.7)
Net unrealized gains	2.2	3.6	1.2	7.6
CTA	1.0	43.1	71.0	(7.5)
Comprehensive Loss	(87.9)	(2.8)	(156.4)	(101.6)

Item 2. Management’s Discussion and Analysis

Overview

Tellabs designs, manufactures, and markets communications equipment to telecommunications service providers worldwide. The Company also provides installation and professional services that support its product offerings. Tellabs’ optical networking systems are designed to help service providers reduce operating costs, generate greater revenues and efficiently manage bandwidth. The Company’s optical networking systems consist of digital cross-connect, transport switching and optical transport systems. Product offerings include the Tellabs 5000 series of digital-cross connect systems, the new Tellabs 6400 product line, the Tellabs 6500 transport switch and the Tellabs 7100 series of optical transport systems. The Company’s broadband access systems are designed to deliver seamless integration of circuit-switched voice and data, IP-data and access capacity expansion through digital subscriber line (DSL) technology. The Company’s broadband access systems consist primarily of the Tellabs 8100 and Tellabs 6300 series of managed access and transport systems, the Tellabs 7200 optical transport system and the Tellabs 2000 series of telephony distribution systems. The Company’s voice-quality enhancement systems consist primarily of the Tellabs 3000 family of broadband and narrowband echo cancellers and Tellabs voice-quality enhancement (VQE) solutions, which enable wireless and wireline providers to improve voice quality in long distance, wireless and private networks. The VQE solutions consist of application-specific software that operate with the Tellabs 3000 family of echo cancellers to optimize voice clarity.

The Company’s customers include incumbent local exchange carriers, independent telephone companies, interexchange carriers, other local exchange carriers, original equipment manufacturers, cellular and other wireless service companies, cable operators, alternate service providers, competitive local exchange carriers, Internet service providers, system integrators, and government and business end users.

During the first half of 2001, telecommunications carriers, particularly in the United States, began to significantly reduce their capital spending in response to lower than anticipated end-user demand and excess network capacity. Tellabs responded promptly by undertaking a series of actions intended to both realign its cost structure and reinvent its business to meet the new outlook for the industry. Those actions included reducing headcount, consolidating manufacturing and other facilities, and reducing operating expenses corporate-wide. The downward trend in capital spending by Tellabs’ customers continued through the third quarter of 2002 with the impact reflected in Tellabs’ sequentially lower revenue. The Company anticipates that customer spending will continue to be constrained by high debt levels, lack of available capital funding, bankruptcies and excess capacity. The Company currently cannot predict when the downturn will end.

On August 2, 2002, the Company announced a global management reorganization designed to strengthen Tellabs’ relationships with customers, speed the development of new products, and grow the Company’s international business. This resulted in the establishment of separate international and North American organizations complete with their own product development, customer service, sales and marketing divisions.

Results of Operations

Quarter Ended September 27, 2002, as Compared with Quarter Ended September 28, 2001

Tellabs reported a net loss of $91.1 million for the third quarter of 2002, compared with a net loss of $49.5 million for the same period last year. The net loss per share outstanding was $0.22 for the quarter ended September 27, 2002, compared with a net loss per share outstanding of $0.12 for the third quarter of 2001. Included in third quarter 2002 and 2001 earnings were restructuring and other charges totaling $97.4 million and $50.3 million, respectively. Pro forma results, which would exclude the restructuring and other charges, were a net loss of $16.6 million for the third quarter of 2002 and net income of $2.4 million for the third quarter of 2001. The corresponding pro forma net loss per basic share outstanding was $0.04 for the third quarter of 2002. Pro forma net income per diluted share outstanding was $0.01 for the third quarter of 2001.

Net sales for the quarter ended September 27, 2002, totaled $288.1 million, a decrease of 35.7% compared with sales of $448.2 million in the third quarter of 2001. Although the Company manages its business as one operating segment, it discloses revenue for three major product groups (optical networking, broadband access, and voice quality enhancement) and for services and other revenue.

Optical Networking

Sales of optical networking products for the third quarter of 2002 were $114.7 million, compared with $232.6 million for the same period last year. The primary driver behind the decrease in optical networking sales was weaker Tellabs 5000 series sales, as large North American customers continued to pare back their spending levels. The Company continued to make progress on new products during the third quarter of 2002. Specifically, the Tellabs 6400 product was shipped to a total of seven customers during the third quarter. In total, new optical networking products, the Tellabs 6400, the Tellabs 6500, and the Tellabs 7100 systems, accounted for 5% of total third-quarter 2002 revenues. The Company believes that introducing new products is an important element to its future success.

Broadband Access

Broadband access products accounted for $112.0 million in sales during the third quarter of 2002, compared with $122.4 million in the third quarter of 2001. The reduction in broadband access product sales was a result of lower sales of the Tellabs 8000 managed access systems, which was slightly offset by increased sales of the Tellabs 2000 telephony distribution systems.

Voice Quality Enhancement

Sales of the Company’s voice quality enhancement products totaled $12.8 million for the third quarter of 2002 as compared with $36.2 million for the same period last year. The decrease in voice quality enhancement product sales resulted mainly from lower sales of the Tellabs 3000 series products. Beginning in 2003, voice quality enhancement revenues will be reported as part of broadband access revenues.

Services and Other

Net services and other revenue consists primarily of revenues generated from the Company’s professional services and solutions area. Net services and other revenues for the quarter ended September 27, 2002, totaled $48.6 million, compared with $57.0 million in the third quarter of 2001.

Sales within the United States for the third quarter of 2002 decreased 38% compared with the same period last year and accounted for approximately 69% of total sales. Sales outside the United States decreased 26% from the third quarter of 2001 and accounted for approximately 31% of total sales.

For the quarter ended September 27, 2002, total gross profit was $119.0 million or 41.3% of sales, compared with $189.7 million or 42.3% of sales for the third quarter of 2001. From a product standpoint, gross margin as a percentage of sales totaled 42.1%, compared with 46.7% for the third quarter of 2001. The decrease in gross product margin as a percentage of sales was the result of lower absorption of fixed manufacturing expenditures due to lower total sales, as well as unfavorable product mix shifts. Additionally, the Company wrote off $3.8 million of obsolete inventory during the quarter ended September 27, 2002. The Company announced the closing of the Shannon, Ireland, manufacturing facility as part of its September 2002 restructuring plan, however the associated costs will continue until the end of 2002. Gross services and other margin as a percentage of sales was 37.6% for the third quarter of 2002 as compared with 12.5% for the same period last year, due to improved service operations and a shift toward higher-margin professional services activities in 2002 as compared to 2001.  The Company anticipates gross margins in the low 40-percent range for the fourth quarter of 2002 and the mid 40-percent range for the first quarter of 2003, with variability up or down based on product and service revenue mix, the level of fixed cost absorption, and other factors.

Operating expenses for the three months ended September 27, 2002, totaled $220.9 million, compared with $245.5 million for the third quarter of 2001. Included in 2002 operating expenditures were $68.0 million in charges related to the Company’s September 2002 restructuring activities (for more information see Note 5, Restructuring and Other Charges). Included in 2001 operating expenditures were $50.3 million in charges related to the Company’s August 2001 restructuring initiatives (for more information, see the Company’s 2001 annual report filed on Form 10-K). Excluding these charges, operating expenses for the third quarter were $152.9 million in 2002 and $195.2 million in 2001. The decline is primarily attributable to restructuring and cost-cutting efforts.  The Company expects operating expenses for the fourth quarter of 2002 to be approximately flat with the third quarter (excluding restructuring and other one-time charges), and has targeted approximately $145 million in operating expenses for the first quarter of 2003.

Research and development expenses totaled $80.4 million for the third quarter of 2002, compared with $95.6 million in the third quarter of 2001. The $15.2 million reduction in research and development spending was primarily the result of restructuring programs implemented during 2001 and 2002. As a percentage of sales, research and development expenditures were 27.9%, compared with 21.3% in the third quarter of 2001. The growth in research and development spending as a percentage of sales was primarily the result of lower sales volume during the third quarter of 2002.

Selling, general and administrative expenses totaled $70.1 million in the third quarter of 2002, compared with $92.1 million in the third quarter of 2001. The $22.0 million reduction in spending reflects the cost savings from the Company’s various restructurings in 2001 and 2002, along with diligent spending controls and cost-cutting measures implemented throughout the Company. As a percentage of sales, selling, general and administrative expenditures were 24.3%, compared with 20.5% for the third quarter of 2001. The increase in selling, general and administrative spending as a percentage of sales primarily reflects the lower sales volume experienced during the third quarter of 2002.

Net loss on investments for the quarter ended September 27, 2002, totaled a $31.2 million net loss, compared with a $13.2 million net loss for the third quarter of 2001. Included in these totals are charges for other-than-temporary declines in the fair values of investments of $29.6 million in the third quarter of 2002 and $19.4 million in the third quarter of 2001. Additionally, the third quarter of 2001 included $6.4 million of realized gains on the sale of certain equity investments.

The effective tax rate for the quarter ended September 27, 2002, was 26.1%, compared with 17.2% for the comparable period last year. Excluding the effects of the restructuring and other charges, the rate for the quarter ended September 27, 2002, was 35.0%, compared with 31.5% for the comparable period last year. This increase reflects unfavorable changes to anticipated earnings in jurisdictions with lower statutory rates, lower projected research and development tax credits and certain non-deductible expenses from the Ocular acquisition. At September 27, 2002, Tellabs had recorded $102.7 million of net deferred tax assets consisting primarily of future tax benefits to be received when certain expenses previously recognized in the Company’s consolidated income statement are deducted in the Company’s future income tax returns. Financial statement recognition of the deferred tax assets, without an offsetting reserve (valuation allowance), is permitted when it is determined that it is more likely than not that the tax assets will be utilized in the foreseeable future. This determination involves an exercise of management judgment regarding future income. In determining Tellabs’ effective tax rate for the third quarter, management reviewed available information and concluded that it was more likely than not that the tax assets would be realized in the foreseeable future. However, due to the uncertainty of income forecasts under current industry conditions, the Company cannot assure that a valuation allowance will not be required in the future.

Nine Months Ended September 27, 2002, as Compared with Nine Months Ended September 28, 2001

Tellabs reported a net loss of $228.6 million for the first nine months of 2002, compared with a net loss of $101.7 million for the same period last year. The net loss per basic share outstanding was $0.56 for the first nine months of 2002, compared with a net loss per basic share outstanding of $0.25 for the first nine months of 2001. Included in 2002 earnings were restructuring and other charges totaling $287.1 million (see Note 5, Restructuring and Other Charges), other-than-temporary impairments of long-term investments totaling $29.6 million (see Note 6, Long-Term Investments), and purchased in-process research and development of $5.4 million (see Note 3, Business Combinations). Included in 2001 earnings were charges totaling $324.9 million related to the Company’s efforts to realign its cost structure with its current expectations for lower revenue growth, coupled with the Company’s termination of its SALIX and NetCore development efforts (for more information, see the Company’s 2001 annual report filed on Form 10-K). Without the charges, net loss for the first nine months of 2002 would have been $7.0 million, compared with net income of $135.1 million for 2001. Net loss per basic share outstanding would have been $0.02 for the first nine months of 2002, and earnings per diluted share outstanding would have been $0.33 for the first nine months of 2001.

Net sales for the nine months ended September 27, 2002, were $1,004.2 million, compared with $1,729.7 million for the first nine months of 2001. The 41.9% decline in sales reflects the impact the global reduction in capital spending by telecommunications carriers had on the Company’s revenues.

Optical Networking

Sales of optical networking products were $457.2 million for the first nine months of 2002, compared with $928.8 million for the same period last year. The primary driver behind the 50.8% decrease in optical networking sales was weaker sales of the Tellabs 5000 series. Partially offsetting this decrease were sales of the new Tellabs 6400 transport switch, Tellabs 6500 transport switch, and the Tellabs 7100 optical transport system. Sales of new optical networking products accounted for 6% of total 2002 year-to-date Company revenues.

As a result of its January 2002 acquisition of Ocular, the Company added three new products to its optical networking portfolio: the Tellabs 6400 transport switch (formerly Ocular OSX 6000), the Tellabs 6410 transport edge node (formerly Ocular OSX 1000) and the Tellabs 6490 element manager (formerly Ocular Metro Watch). Tellabs purchased Ocular for approximately $323.0 million in cash and options. The Company recognized its first revenue from the Tellabs 6400 series during the second quarter of 2002. For more information on the acquisition, please refer to Note 3, Business Combinations.

Broadband Access

Broadband access products accounted for $333.8 million in sales, compared with $423.1 million in the first nine months of 2001. The reduction in broadband access product sales was a result of lower sales of the Tellabs 8000 managed access series and lower sales of the Tellabs 6300 transport switching series, and was slightly offset by increased sales of the Tellabs 2000 telephony distribution systems.

Voice Quality Enhancement

Sales of the Company’s voice quality enhancement products totaled $51.3 million for the first nine months of 2002, compared with $114.4 million for the same period last year. The decrease in voice quality enhancement product sales results mainly from lower sales of Tellabs 3000 series products. Beginning in 2003, voice quality enhancement revenues will be reported as part of broadband access revenues.

Services and Other

Net services and other revenue for the nine months ended September 27, 2002, totaled $161.9 million, compared with $263.5 million for the same period last year, a 38.6% decrease. The decline in services revenue was a direct result of lower product sales volume versus the first nine months of 2001.

Sales within the United States for the first nine months of 2002 decreased 46% over the comparable period last year and accounted for approximately 70% of overall sales. Sales outside the United States decreased 31% as compared with the first nine months of 2001 and accounted for approximately 30% of total sales.

For the nine months ended September 27, 2002, total gross profit was $343.5 million as compared with $642.2 million for the first nine months of 2001. Included in each of these amounts were charges related to inventory write-offs and excess purchase commitments that were $111.3 million and $171.7 million in 2002 and 2001, respectively (for more information see Note 5, Restructuring and Other Charges). Excluding these items gross profit was $454.8 million or 45.3% of sales in 2002 and $820.1 million or 47.2% of sales in 2001. From a product standpoint, gross margin as a percentage of sales totaled 33.7%, compared with 40.2% for the first nine months of 2001. The decrease in gross product margin as a percentage of sales was the result of lower absorption of fixed manufacturing expenditures due to lower total sales, as well as unfavorable product mix shifts. The Company announced the closing of the Shannon, Ireland, manufacturing facility as part of the September 2002 restructuring actions, however the associated costs will continue until the end of 2002. Gross services and other margin as a percentage of sales was 36.9% for the first nine months of 2002 as compared with 19.7% for the same period last year, due to improved service operations and a shift toward higher-margin professional services activities in 2002 as compared to 2001.

Operating expenses for the nine months ended September 27, 2002, totaled $671.2 million, compared with $796.8 million for the first nine months of 2001. Included in 2002 operating expenses were charges totaling $175.9 million relating to the Company’s April 2002 and September 2002 restructuring activities (for more information see Note 5, Restructuring and Other Charges) and $5.4 million in charges for the write-off of research and development expenditures acquired in the Ocular acquisition (see Note 3, Business Combinations.) Included in 2001 operating expenditures were $134.1 million in charges related to the Company’s April 2001 and August 2001 restructuring initiatives (for more information, see the Company’s 2001 annual report filed on Form 10-K). Excluding these charges operating expenses were $489.9 million or 48.8% of sales in 2002 and $662.7 million or 38.2% of sales in 2001.

Research and development expenditures totaled $257.3 million for the first nine months of 2002, compared with $332.4 million in the same period in 2001. The $75.1 million reduction in research and development spending was a result of the Company’s restructuring actions, which as previously mentioned, included the termination of the SALIX and NetCore development efforts and the cancellation of development work on the TITAN 6700 optical switch, along with a strategic re-focusing of resources on products for the metro optical networking and business services markets. As a percentage of sales, research and development expenditures increased to 25.6% in 2002, compared with 19.1% in 2001, due primarily to lower sales volume in 2002.

Selling, general and administrative expenditures were $226.2 million for the first nine months of 2002, compared with $310.9 million for the first nine months of 2001, reflecting the cost savings from the Company’s various restructuring actions coupled with stringent cost control measures implemented throughout the Company. As a percentage of sales, selling, general and administrative expenditures increased to 22.5% in the first nine months of 2002, compared with 18.0% during the comparable period in 2001, due to lower sales volumes in 2002.

Net loss on investments for the nine months ended September 27, 2002, was a $29.6 million net loss, compared with an $8.4 million net loss for the first nine months of 2001. Included in these totals are charges for other-than-temporary declines in fair values of investments of $29.6 million for the nine months ended September 27, 2002, and $19.4 million for the nine months ended September 28, 2001. The first nine months of 2001 also included $6.4 million of realized gains on the sale of certain equity investments. Interest income totaled $24.9 million for the first nine months of 2002 and $36.9 million for the first nine months of 2001. This 32.5% decrease is primarily attributable to a decrease in interest income due to a decrease in overall interest rates in 2002 as well as lower available cash and short-term investment balances as a result of the Ocular acquisition.

The effective tax rate for the nine months ended September 27, 2002, was 31.3%, compared with 20.4% for the comparable period last year. Excluding the effects of the restructuring and other charges, the rate for the nine months ended September 27, 2002, was 35.0%, compared with 31.5% for the comparable period last year. This increase reflects unfavorable changes to anticipated earnings in jurisdictions with lower statutory tax rates, lower projected research and development tax credits and certain non-deductible expenses from the Ocular acquisition.

Liquidity and Capital Resources

The Company’s principal source of liquidity remained its cash and equivalents and short-term investments, which decreased $94.3 million during the first nine months of 2002 to $1,007.3 million. This decrease was primarily the result of the $280.9 million in net cash paid for the Ocular acquisition, offset by $195 million in cash from operations.

Management believes the current level of working capital, and in particular its cash and short-term investments are sufficient to meet the Company’s normal operating needs, both now and in the foreseeable future. Sufficient resources exist to support the Company’s operations, including funding the remaining short-term obligations under the restructuring programs, either through currently available cash, cash generated from future operations, short-term or long-term financing or equity offerings.

Critical Accounting Policies

There were no changes in critical accounting policies during the quarter.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “likely,” “will,” “should” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunication service providers, including any impact of bankruptcies; new product acceptance; product demand and industry capacity; competitive products and pricing; manufacturing efficiencies; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment; facility construction and start-ups; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Exhibit 99.1 to Form 10-Q for the quarterly period ended June 29, 2001, filed with SEC on August 9, 2001. The Company’s actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward-looking statements in determining whether to buy, sell or hold any of the Company’s securities. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 28, 2001.

Item 4. Disclosure Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

99.1 – Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99.2 – Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(B) Reports on Form 8-K:

The Registrant filed a press release on August 6, 2002, announcing a reorganization designed to strengthen customer relationships, product development and international business.

The Registrant filed a press release on August 8, 2002, announcing the early certification of SEC reports by Tellabs CEO and CFO.

The Registrant filed a press release on September 5, 2002, announcing third-quarter guidance and a plan to align expenses with revenues.

The Registrant filed a press release on October 11, 2002, announcing the resignation of John J. Goossens from the Tellabs board of directors.

The Registrant filed a press release on October 18, 2002, announcing earnings for the quarter and nine months ended September 27, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       TELLABS, INC.
                     (Registrant)

                            /s James A. Dite
                      James A. Dite
                                                Vice President and Controller
                                                 (Principal Accounting Officer)

November 8, 2002
(Date)

CERTIFICATIONS

I, Joan E. Ryan, certify that:

  I have reviewed this quarterly report on Form 10-Q of Tellabs, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

                          /s Joan E. Ryan
                     Joan E. Ryan
                                     Chief Financial Officer

I, Michael. J. Birck, certify that:

  I have reviewed this quarterly report on Form 10-Q of Tellabs, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

                              /s Michael J. Birck
                         Michael J. Birck
                                     Chief Executive Officer