Form 10-K
period 2002-12-27
TELLABS INC
filed 2003-03-25
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2002

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
Common stock, $0.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [ X ]          NO[  ]

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an acelerated filer (as defined in Rule 12b-2 of the Act).    YES [ X ]          NO[  ]

On February 21, 2003, 298,100,768 common shares of Tellabs, Inc., were outstanding, and the aggregate market value (based upon the closing sale price of the National Market System) of such shares held by nonaffiliates was approximately $1,770,719,000.

Documents incorporated by reference: Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 27, 2002, are incorporated by reference into Parts I and II, and portions of the registrant’s Proxy Statement dated March 20, 2003, are incorporated by reference into Part III.

PART I

PART I

ITEM I. BUSINESS

Tellabs, Inc. (the “Company”) and its subsidiaries design, manufacture, and market communications equipment to telecommunications service providers worldwide. The Company also provides installation and professional services that support its product offerings. Industry and technical terms used in this Form 10-K are described in the Glossary, which appears at the end of this Item I.

Products provided by Tellabs include optical networking systems, broadband access systems and voice-quality enhancement systems. The Company’s optical networking systems are designed to help service providers reduce operating costs, generate greater revenues and efficiently manage bandwidth. The Company’s optical networking systems consist of digital cross-connect, transport switching and optical transport systems.

The Company’s broadband access systems consist of managed access and transport systems used to deliver wireless and business services, as well as an access product designed to deliver telephone and data services over cable television networks.

The Company’s voice-quality enhancement systems consist primarily of the Tellabs® 3000 family of broadband and narrowband echo cancellers and Tellabs voice-quality enhancement (VQE) solutions, which enable wireless and wireline providers to improve voice quality in long-distance, wireless and private networks. The VQE solutions consist of application-specific software that operates with the Tellabs 3000 family of echo cancellers to optimize voice clarity.

The Company’s products are sold in the domestic and international marketplaces (under both the Tellabs name and trademarks and under private labels) through the Company’s field sales force and selected distributors. The Company’s customer base includes Incumbent Local Exchange Carriers (ILECs), independent telephone companies (ITCs), interexchange carriers (IXCs), local telephone administrations (PTTs), other local exchange carriers (LECs), original equipment manufacturers (OEMs), cellular and other wireless service companies, cable operators, alternate service providers, competitive local exchange carriers (CLECs), Internet service providers and system integrators.

During the year, in response to the continued downturn in capital spending by telecommunications carriers, the Company’s management and Board of Directors approved plans to restructure its business operations in April and again in September. These restructuring efforts included the reduction of excess inventories and related purchase commitments, workforce reductions, and the closure and consolidation of excess facilities, including manufacturing facilities in Ronkonkoma, New York, and Shannon, Ireland, along with the write-off of related fixed assets. As a result, the Company recorded net pre-tax restructuring and other charges of $268.7 million. For more information on the Company’s 2002 restructuring activities, please refer to Note 3, "Restructuring and Other Charges" from the Tellabs 2002 Annual Report, incorporated herein by reference in Item 8, “Financial Statements and Supplementary Data.”

OPTICAL NETWORKING SYSTEMS

Optical networking increases the capacity of the fiber in a network, enabling service providers to carry more of their customers’ voice, data and video signals over the same infrastructure. Optical networking relies on wavelengths and fibers to move massive amounts of voice and data. A wavelength can carry voice, video or data traffic from an optical carrier (OC)-3 or synchronous transfer mode (STM)-1 (up to two thousand simultaneous phone conversations or Internet connections) up to OC-768 or STM-256. A fiber can carry anywhere from one to 160 wavelengths, depending on the type of equipment used to terminate the fiber.

Tellabs’ optical networking systems are designed to help service providers lower costs, generate more revenues and efficiently manage bandwidth as the end-user demand for communication services grows. The Company’s optical networking systems consist of technologically sophisticated digital cross-connect, transport switching and optical transport systems. These transmission systems are designed to meet or exceed domestic and international industry standards. Product offerings include the Tellabs 5000 series of digital-cross connect systems, the Tellabs 6400 series of transport products, the Tellabs 6500 transport switch and the Tellabs 7100 series of optical transport systems.

A digital cross-connect system is a high-speed data channel switch, which connects transmission paths based on network needs, rather than call-by-call. Digital cross-connect systems manage and route network traffic and combine, consolidate and segregate signals to maximize efficiency. The Tellabs 5000 series of digital cross-connect systems operate under software control and are typically used to build and control the narrowband and wideband transmission infrastructure of telecommunication service providers. These products augment the ability of service providers to provide current, emerging and future services to business and residential customers.

Telecommunication managers utilize the digital cross-connect systems to generate revenue and to reduce cycle time while minimizing capital and operating expense. Key applications include centralized and remote testing of transmission facilities, grooming of voice, data, and video signals, automated provisioning of new services and restoration of failed facilities. All of the Company’s systems include a feature for monitoring facility performance, which reduces troubleshooting time in a complex network. The user can detect the early warnings of facility degradation rather than reacting to a network outage. These systems also convert international to domestic transmission and signaling standards.

The Tellabs 5000 series digital cross-connect systems vary in switching rate and facility interface speed. The Tellabs 5300 line of narrowband cross-connect systems is the highest density narrowband system on the market with the ability to satisfy small cross-connect application requirements. More than 1,000 Tellabs 5300 systems have been implemented in wireless/mobile networks The Company's flagship Tellabs 5500 digital cross-connect system is one of the industry’s highest capacity wideband digital cross-connects. The system efficiently grooms voice and data traffic over a SONET-based network. More than 4,000 Tellabs 5500 systems have been deployed in a variety of networks including local telephone service, long distance, wireless, private and emerging networks across the United States. With its scalability and carrier-class architecture, the Tellabs 5500 system helps service providers reduce equipment and maintenance costs while maximizing network profitability.

The Tellabs 6400 product line, obtained in the acquisition of Ocular Networks, Inc., in January 2002, is also designed for use in the metro optical networking market. The Tellabs 6400 transport switch increases network utilization efficiency in Tier 2 and Tier 3 offices by integrating cross-connect technology, add-drop multiplexing and highly efficient data switching for Internet protocol (IP) and Ethernet traffic. The Tellabs 6410 transport edge node is a compact, low-cost full SONET add/drop multiplexer system for time division multiplex (TDM) access and data services. By combining TDM and Ethernet interfaces with high-speed optical or electrical transport, carriers can achieve a cost-effective solution to link the new edge of the metro network with the dense metro core.

The Tellabs 6500 transport switch is a broadband transport platform that performs bandwidth grooming, add-drop multiplexing (ADM) and cross-connections at higher speeds than the 5500 series products. The new Tellabs MetroVantage™ solution extends this capability to remote locations via metro aggregation/backhaul and virtual cross-connections. The Tellabs 6500 system’s redundant, carrier-class architecture ensures reliability during operation and service continuity during system expansion. The Tellabs 6500 system is fully bi-directional and non-blocking/non-stranding, enabling addition of port complexes up to the switch core capacity in any combination of port bandwidths. This system supports hitless scalability from 20 gigabits per second to 1.2 terabits per second, and is expandable from the smallest system to the largest.

The Tellabs 7100 optical transport system is designed for use in the metropolitan (metro) optical networking market, to enable service providers to deliver high-speed broadband services to Internet service providers and Fortune 500 companies, helping to alleviate the bandwidth bottlenecks of the Internet “on ramps.” The system accomplishes this by utilizing densewavelength-division multiplexing (DWDM) technology to increase the capacity of a network. DWDM is the process of increasing the amount of traffic a single fiber can carry. The Tellabs 7100 system utilizes DWDM to increase an individual fiber’s capacity up to 32 times and when used in conjunction with other Tellabs solutions, enables end-to-end fiber and lightpath management.

Optical networking system products accounted for approximately 44%, 55% and 64% of sales for 2002, 2001 and 2000, respectively.

BROADBAND ACCESS

The Company’s broadband access systems consist primarily of the Tellabs 8100 and Tellabs 6300 series of managed access and transport systems, the Tellabs 7200 optical transport system and the Tellabs 2000 family of cable telephony distribution systems. The Company’s broadband access solutions consist of managed access and transport systems used to deliver wireless and business services as well as an access product designed to deliver telephone and data services over cable television networks.

The Tellabs 8000 series of managed access systems is designed for the connectivity services segment of the overall Europe, Middle East, Africa, Asia Pacific and Latin America business services market, which includes business-class Internet connectivity and managed data networks. The Tellabs 8100 managed access system is a leading mobile transmission system. It is currently deployed in more than 250 networks around the world, providing intelligent transport for mobile services and multi-service platforms for a broad range of business services. For mobile operators moving to 3G service provision, the Tellabs 8100 managed access system offers a highly effective way to integrate new packet and cell based technologies in the radio access network and a smooth evolution path to IP and ATM core networking.

The Tellabs 7200 optical transport system is an international-oriented wavelength-division multiplexing platform, which enables operators to reduce the operational costs and simplify network planning. It provides multi-wavelength optical add/drop, integrated SDH interfaces, and open transponder interfaces that support Gigabit Ethernet, ESCON, ATM and IP applications. The system features plug-and-play installation (SmartStart) which reduces installation time and eases procedures.

The Tellabs 6300 series includes edge nodes (the Tellabs 6310 and the Tellabs 6320 product lines); the Tellabs 6330 core node; the Tellabs 6340 switch node, a next-generation multi-service provisioning platform (MSPP) that meets carriers’ needs for new high-speed data solutions; and the Tellabs 6350 transport switch, a multipurpose platform offering faster services, including high-capacity 4/4/1 cross-connection suited for various data, voice and leased line applications, and offers interfaces such as Gigabit Ethernet and integrated DWDM.

The Tellabs 2300 telephony distribution system is a multiple services delivery system that enables cable television providers, alternate access carriers and competitive access providers to build flexible communication networks that support the integrated delivery of video, voice, data and information services. The latest domestic upgrade to the Tellabs 2300 telephony distribution system enables multi-line radio frequency (MRF) sharing to maximize network reliability and decrease the probability of a blocked call.

Broadband Access products accounted for approximately 35%, 24% and 22% of sales in 2002, 2001 and 2000.

VOICE-QUALITY ENHANCEMENT

The Company’s voice-quality enhancement systems consist primarily of the Tellabs 3000 family of broadband and narrowband echo cancellers and Tellabs voice-quality enhancement (VQE) solutions that enable wireless and wireline providers to improve voice quality in long distance, wireless and private networks.

The Tellabs 3000 series of echo cancellers operate in a variety of network environments to ensure that a subscriber’s phone call is echo-free. The VQE solutions are application-specific software that operate seamlessly with the Tellabs 3000 family of echo cancellers to optimize voice clarity for improved customer satisfaction. Tellabs VQE products primarily address the needs of cellular companies, ILECs and IXCs, both domestically and internationally. Over 300 customers in 70 countries rely on Tellabs echo canceller and VQE solutions.

In the case of wireline customers, the ability to control the clarity of speech quality is becoming more and more difficult, because of the deregulation of networks and the move from circuit-based to cell- and packet-based networks. These networks introduce delays and other issues that are not present in circuit-based calls, such as inconsistent speech-level control during calls. In the case of wireless operators, to compete with wireline operators for call revenues, the clarity of a mobile call must be as good as a wireline call. These changes have resulted in a move away from pure echo cancellation, to providing echo cancellation as a platform for voice-quality enhancing software, such as level control and noise reduction. This development in the market has opened up opportunities, not just to provide solutions to the wireline and wireless operators worldwide, but also to the manufacturers of telecommunications products worldwide, who integrate these voice-quality enhancing solutions into their products. Competition is driving many wireline and wireless customers to re-evaluate and upgrade their existing infrastructure, based on the voice-enhancing technology solutions now available. Tellabs VQE solutions include Tellabs Noise Reduction (TNR), which reduces background noise in mobile calls; Tellabs Level Control (TLC), which addresses voice level variations by automatically compensating for high or low audio levels on a cell-by-cell basis; and Tellabs Acoustic Control (TAC), which eliminates acoustic echo originating from digital mobile handsets and hands-free kits.

The Tellabs 3100S VQE system combines an echo canceller and a fully functional digital cross-connect, along with optional voice-quality enhancements, to offer digital wireless and long distance service providers improved voice quality and enhanced network performance.

In 2002, the Company introduced the Tellabs 3600 OC-3 broadband echo control solution, which improves voice quality and enhances network performance for digital wireless and long-distance service providers.

Voice-quality enhancement products accounted for approximately 5% of sales in 2002 and 6% of sales in both 2001 and 2000.

SERVICES AND OTHER

The Company generates services and other revenues primarily from its services and solutions area. The Company’s worldwide service organization provides customers with high quality technical and administrative product support focusing on meeting the expanding needs of the global customer base. The Company supports its customers with a wide range of services, such as network deployment, traffic management, support services, professional services and training.

Tellabs’ network deployment services enable the Company’s specialists to be a single point of contact for the customers, focusing on program management, engineering, material procurement, installation labor and supervision, and acceptance testing.

Traffic management services include Tellabs Network Modernization Program, software tools and processes designed to support network upgrades and the transfer of live telecommunications traffic; and Tellabs Element Provisioning Program, which gives service providers the ability to accelerate their time-to-market by 50 percent.

Support services offer network service providers a wide range of options for technical assistance, system maintenance, system performance improvement and skills enhancement.

Professional services offers a variety of tailored programs to meet all phases of a network life cycle including Operations Integration Services, highly customizable solutions designed for specific customer needs that enhance the overall effectiveness of operations; and Management Systems Integration Services, which help network service providers improve their operations by extending the capability and performance of the Company’s network management systems.

The Company provides product warranties for periods ranging from one to five years for the repair or replacement of modules and systems found to be faulty due to defective material and as may otherwise be required under a specific customer contract. The Company has an expedited replacement service that is used to provide the customer with needed module replacements in response to a time-critical service outage.

The Company’s services group offers a variety of professional and consultative services, including program management, network planning and enhanced product support. These innovative service offerings are designed to augment the Company’s basic services and provide value-added benefits to our customers.

Services and other revenues accounted for approximately 16%, 15% and 8% of sales in 2002, 2001 and 2000, respectively.

COMPETITION

The Company’s products are sold in global markets and compete on the following key factors: responsiveness to customer needs, product features, customer-oriented planning, price, performance, reliability, breadth of product line, technical documentation and prompt delivery.

The optical networking product systems compete principally with Alcatel, Ciena, Lucent Technologies, Marconi, NEC, Nortel Networks and Polaris.

The major competitors of the broadband access products are ADC, Alcatel, Arris, Ciena, Cisco, ECI, Huawei, Lucent, Marconi, NEC, Nortel Networks, Siemens and ZTE.

Competitors for voice-quality enhancement products are Ditech and NMS Communications.

GLOBAL SALES

The North American sales group consists of 69 direct sales personnel and an additional 54 sales support personnel located throughout the United States and Canada, conducting activities from the Company’s corporate headquarters and five regional offices. The regional sales offices are generally staffed by a regional sales manager, direct sales resources, system sales engineers and additional personnel as required. The North American sales organization is structured by market and customer type and size.

The international sales group consists of approximately 80 direct sales personnel, and an additional 80 sales support personnel located in Latin America, South America, Europe, the Middle East, Africa and Asia Pacific. The international sales organization conducts its activities from the Company’s corporate headquarters, three regional headquarters, and 25 regional sales offices. The regional sale offices are generally staffed by a regional sales manager or country manager, direct sales resources, system sales engineers and additional personnel as required. The international sales organization is structured to support activities on a regional basis, with “solution centers” located strategically throughout the world.

Sales are generated through the Company’s direct sales organization and selected distributors. The Company has arrangements with a number of distributors of telecommunications equipment, both in North America and internationally, some of whom maintain inventories of the Company’s products to facilitate prompt delivery. These distributors provide information on the Company's products through their catalogs and through trade show demonstrations. The Company’s field sales force also assists the distributors with regular calls to them and their customers. In 2002, sales generated through the Company’s direct sales organizations and selected distributors are as follows:

	Direct sales	Distributors
North America	85%	15%
International	65%	35%
Consolidated	78%	22%

CUSTOMERS

Sales to customers within the United States accounted for approximately 69%, 76% and 78% of overall sales, in 2002, 2001 and 2000, respectively. Sales to international customers accounted for approximately 31%, 24% and 22% of consolidated sales in 2002, 2001 and 2000, respectively. The largest single group of customers the Company has is Incumbent Local Exchange Carriers (ILECs), which includes BellSouth, Verizon, SBC and Qwest Communications. Sales to ILECs accounted for approximately 36%, 42% and 41% of consolidated net sales in 2002, 2001 and 2000, respectively. The Company believes that a significant reduction in purchases by ILECs as a group, or as a result of the loss (including bankruptcy) of a customer, could have a material adverse effect on the Company’s results.

In 2002, sales to Verizon (including Verizon Wireless) and AT&T (including AT&T Wireless and AT&T Broadband) accounted for approximately 17.4% and 11.2% of consolidated net sales, respectively. In 2001, sales to Verizon (including Verizon Wireless) and Sprint Corporation (including Sprint PCS) accounted for 18.4% and 10.1% of consolidated net sales, respectively. In 2000, sales to Verizon (including Verizon Wireless) accounted for approximately 19.1% of consolidated net sales. No other customer in 2002, 2001 or 2000 accounted for more than 10% of consolidated net sales.

BACKLOG

At December 27, 2002, and December 28, 2001, backlogs were approximately $96 million and $172 million, respectively. All of the December 27, 2002, backlog is expected to be shipped in 2003. The Company considers backlog to be an indicator, but not the sole predictor, of future sales.

RESEARCH AND DEVELOPMENT

Tellabs believes that the enhancement of existing products and the development of new products are vital to the Company’s long-term success. Research and development expenses were $340.6 million in 2002, $422.7 million in 2001 and $412.4 million in 2000. As of December 27, 2002, research and development headcount totaled 1,957 representing approximately 41% of the Company’s total workforce. The Company conducts research and development at its laboratories in Lisle, Bolingbrook and Naperville, Illinois; Cambridge, Massachusetts; Ashburn, Virginia; Quebec, Canada; Ballerup, Denmark; Espoo, Oulu, Varkaus and Tampere, Finland. In addition to the Company’s internal efforts to develop new technologies, Tellabs also undertakes research and development-oriented acquisitions and product-oriented alliances in order to allow the Company access to technology that is important to the future of its customers.

MANUFACTURING

The Company generally manufactures and assembles the products it sells. These products are primarily assembled from standard components and from fabricated parts that are manufactured by others to the Company’s specifications. The Company also uses third party manufacturers to supplement its manufacturing processes.

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

The Company’s manufacturing facilities are located in Bolingbrook, Illinois, and Espoo, Finland. Each of the Company’s manufacturing operations is registered under the ISO 9000 standard. As a result of the Company’s restructuring efforts initiated during 2002, the Shannon, Ireland, and Ronkonkoma, New York, manufacturing facilities were closed.

As part of the manufacturing process, hazardous waste materials are handled and disposed of in compliance with all Federal, State and local provisions. These waste materials and their disposal have no significant impact on either the Company’s production process or its earnings or capital expenditures.

EMPLOYEES

At December 27, 2002, the Company had 4,828 employees. Approximately 1,467 people were employed in the sales, sales support and marketing area, 1,957 in product development, 908 in manufacturing, and 496 in administration. The Company considers its employee relations to be good. It is not a party to any collective bargaining agreement.

INTELLECTUAL PROPERTY

The Company has various trade and service marks, both registered and unregistered, in the U.S. and in numerous foreign countries (collectively, “Marks”). All of these Marks are important because they differentiate the Company’s products and services within the industry through brand name recognition. The Company is not aware of any factor which would affect its ability to utilize any of its major Marks.

The Company currently holds numerous United States and foreign patents. The Company has also developed certain proprietary hardware designs, software programs and other works in which the Company owns various intellectual property rights, including rights under copyright and trade secret laws. The Company believes that its patents and other intellectual property rights are important to its business.

Through various licensing arrangements the Company grants certain rights to its intellectual property and receives certain rights to intellectual property of others. The Company expects to maintain current licensing arrangements and to secure licensing arrangements in the future, as needed and to the extent available on reasonable terms and conditions, to support continued development and marketing of the Company's products. Some of these licensing arrangements require or may require the payment of royalties, and the amount of these payments may depend upon various factors, including but not limited to: the structure of royalty payments, offsetting considerations, if any, and the degree of use of the licensed technology in any products of the Company or otherwise.

BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

The Company manages its business in one business segment. Information with respect to the Company’s net sales by product group, net sales by country and net long-lived assets by country for the fiscal years ended December 27, 2002, December 28, 2001, and December 29, 2000, is set forth in Note 14 on page 47 of the registrant’s 2002 Annual Report to Stockholders and is incorporated herein by reference.

ACCESS TO SEC REPORTS

The Company files annual, quarterly and special reports, proxy statements and other information with the SEC. These filings are available to the public at the SEC’s website at www.sec.gov. No information from this web page is incorporated by reference herein.

The Company’s website is located at www.tellabs.com. Copies of the Company’s most recent annual shareholder report and proxy statement are available directly on this website free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Company’s website includes automatic links to the SEC’s website for the Company’s annual and quarterly filings.

Copies of the Company’s annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, are provided either electronically or in paper form free of charge upon request.

GLOSSARY OF COMMUNICATIONS TERMS

Access -- The process by which users or devices interact with a communications network.

Add/drop -- In a multichannel transmission system, a process that diverts (drops) a portion of the multiplexed aggregate signal at an intermediate point, and introduces (adds) a different signal for subsequent transmission in the same time slot.

Asynchronous transfer mode (ATM) -- A high-speed multiplexing and switching method utilizing fixed-length cells of 53 octects to support multiple types of traffic.

Bandwidth -- The width or carrying capacity of a communications channel expressed in bits per second or hertz.

Branch -- A direct path joining two nodes of a network or graph.

Broadband -- A high bandwidth fiber optic, coaxial or hybrid line with much more capacity than a standard voice-grade phone line, capable of carrying numerous voice, data and video channels simultaneously at DS3 or greater.

Carrier -- In a telecommunications context, a telecommunications company that holds itself out to the public for hire to provide communications transmission services.

Channel -- A connection between initiating and terminating nodes of a circuit.

Circuit -- The complete path between two terminals over which one-way or two-way communications may be provided.

Connection -- A provision for a signal to propagate from one point to another, such as from one circuit, line, subassembly, or component to another.

Dense wavelength division multiplexing (DWDM) -- Technology that splits single white-light optical signals on fiber optic cables into several independent wavelengths, or colors, thus expanding the carrying capacity of fiber optic networks.

Digital -- An alternative to traditional analog communications, digital systems transport information in binary 1s and 0s format, like computer code, to improve clarity and quality.

Digital cross-connect -- A specialized high-speed data channel switch, which connects transmission paths based on network needs (rather than call by call). Digital cross-connects manage and route network traffic, and combine, consolidate and segregate signals to maximize efficiency.

Digital signal -- A signal in which discrete steps are used to represent information.

Digital signal 3 (DS3) -- A digital signal of 44.736 Mb/s, corresponding to the North American T3 designator.

Enterprise Systems Connectivity (ESCON) -- High-speed fiber optic channel for linking mainframes.

Ethernet -- A data network that connects computers, printers, workstations, terminals and servers within the same building, campus or metropolitan area.

Exchange -- In the telephone industry, a geographic area (such as a city and its environs) established by a regulated telephone company for the provision of local telephone services.

Fiber optic -- High-capacity cable that uses a laser beam of light traveling along a glass fiber to transmit communication signals.

Frequency -- For a periodic function, the number of cycles or events per unit time.

Interexchange carrier (IXC) -- A communications common carrier that provides telecommunications services between local exchange and transport areas (LATAs) or between exchanges within the same LATA.

Internet -- The world’s largest decentralized network of computers and network servers.

Internet protocol (IP) -- Common name given to a set of protocols developed to allow cooperating computers to share resources across a network.

Multiplexing -- The combining of two or more information channels onto a common transmission medium.

Multiservice -- The capability of simultaneously transporting a variety of signal types.

Narrowband -- A network element providing capacity from DS0 to DS1.

Network -- A system of equipment and connections for the transmission of signals that carry voice, data and video. Networks can be local, such as those maintained by providers of local telephone services, or long-distance, such as those maintained by providers of connections and transport between local networks.

Node -- In a switched network, one of the switches forming the high-traffic-density connectivity portion of any communications network.

OC -- Optical Carrier.

Optical -- A technology that transmits signals as light over fiber optic cable.

Packet -- In data communications, a sequence of binary units, including data and control signals, that is transmitted and switched on a composite whole.

Signal -- Detectable transmitted energy that can be used to carry information.

Switch -- A device that establishes and routes communications paths.

Switching -- The controlling or routing of signals in circuits to execute logical or arithmetic operations or to transit data between specific points in a network.

Switched network -- A communications network in which any user may be connected to any other user through the use of message, circuit or packet switching and control devices.

Synchronous digital hierarchy (SDH) -- Transport format for transmitting digital information over fiber optic facilities outside of North America, comparable to SONET.

Synchronous optical network (SONET) -- Transport format for sending high-speed signals over fiber optics in North America.

Traffic -- The information moved over a communications channel.

Transponder -- An automatic device that receives, amplifies and retransmits a signal on a different frequency.

Transmission -- The dispatching, for reception elsewhere, of a signal, message or other form of information.

Terminal -- A device capable of sending, receiving or sending and receiving information over a communications channel.

Transport -- Refers to networks that use cables rather than radio.

Voice-quality enhancement -- A technique that isolates and filters our unwanted signals such as echo and background noise.

Wideband -- A network element providing capacity at DS1 or greater.

Wireline -- Refers to networks that use cables rather than radio.

ITEM 2. PROPERTIES

The Company owns an 850,000 square foot corporate headquarters building on 55 acres of land in Naperville, Illinois, approximately 35 miles west of Chicago; 50 acres of land in Bolingbrook, Illinois (near Lisle), where a 545,000-square foot manufacturing, engineering and office building is located; 182,000-square foot building in Bolingbrook used for manufacturing; 5.2 acres of vacant land in Ashburn, Virginia adjoining their existing leased facility; 222,000-square foot facility on 28 acres of land in Ballerup, Denmark, which houses administrative and research and development functions; a 154,000-square foot production and engineering facility, located on approximately 12 acres of Company-owned land in Espoo, Finland. Also on this land is a 90,000-square foot building manufacturing facility. The Company also owns three office buildings in Espoo, totaling 132,000 square feet, which contain production, research and development and administrative functions.

Additionally, the Company has two locations that are classified as “held for sale” as of December 27, 2002. These locations include 19.1 acres of land with three buildings totaling 220,000 square feet in Lisle, Illinois, and a 124,000-square foot building on approximately 76 acres of land in Round Rock, Texas.

In Shannon, Ireland, the Company owns a 135,000-square foot manufacturing facility, which is built on land obtained through a long-term lease entered into during 1997. The Company is currently in the process of finding a buyer for this building.

Significant facilities leased by the Company include: a facility in Ashburn, Virginia (72,000 square feet) for research and development; two locations in Espoo, Finland (60,000 square feet, total) housing administrative and engineering functions; and locations in Oulu, Tampere, and Verkaus, Finland (94,000 square feet, total) for research and development.

In addition to these facilities, the Company leases four sales offices and one research and development facility in the United States. In Canada, the Company leases one sales office and one research and development facility. Internationally, the Company leases various small sales offices in twenty-four countries.

The Company consolidated certain facilities as part of its restructuring efforts in both 2001 and 2002. As a result, the Company currently has certain locations available for sublease. These locations include: Roswell, Georgia (25,500 square feet); Bolingbrook, Illinois (54,000 square feet); Lisle, Illinois (93,000 square feet); Warrenville, Illinois (137,000 square feet); Schaumburg, Illinois (12,700 square feet); Germantown, Maryland (94,000 square feet); Burlington, Massachusetts (60,000 square feet) Chelmsford, Massachusetts (260,000 square feet); Drogheda, Ireland (122,000 square feet); Wilmington, Massachusetts (77,000 square feet); Burlington, Massachusetts (60,000 square feet); Ronkonkoma, New York (130,000 square feet); and Reston, Virginia (41,200 square feet).

The Company owns substantially all of the equipment used in its business. The Company believes that its facilities are adequate for the level of production anticipated in 2003, and that suitable additional space and equipment will be available to accommodate expansion as needed.

ITEM 3. LEGAL PROCEEDINGS

On June 18, 2002, a class action complaint was filed in the United States District Court of the Northern District of Illinois against the Company, Michael Birck, and Richard Notebaert (former CEO, Director, and President of the Company). Thereafter, eight similar complaints were also filed in the United States District Court of the Northern District of Illinois against the same defendants. All nine of these actions were subsequently consolidated, and on December 3, 2002, a consolidated amended class action complaint was filed against the Company, Mr. Birck, Mr. Notebaert, and certain other of the Company’s current or former officers and/or directors. The consolidated amended complaint alleges that during the class period (December 11, 2000-June 19, 2001) the defendants allegedly violated the federal securities laws by allegedly making materially false and misleading statements, including, among other things, providing revenue forecasts that plaintiffs allege were false and misleading and allegedly reporting overstated revenues for the fourth quarter of the year 2000 in the Company’s financial statements. Further, certain of the individual defendants are alleged to have violated the federal securities laws by trading Company securities while allegedly in possession of material, non-public information about the Company pertaining to these matters. No specific amount of damages has been claimed. On January 17, 2003, the Company and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. The Company intends to defend this action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

FORWARD-LOOKING STATEMENTS

Except for historical information, the matters discussed or incorporated by reference in Part I of this report may include forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend," “likely,” “will,” “should” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunications service providers, including impact of any bankruptcies; new product acceptance; product demand and industry capacity including consolidation; competitive products and pricing; manufacturing efficiencies; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment; facility construction and start-ups; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Exhibit 99.1 to Form 10-Q for the quarterly period ended June 29, 2001, filed with SEC on August 9, 2001. The Company’s actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward looking statements in determining whether to buy, sell or hold any of the Company’s securities. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the financial statements and related notes and management’s discussion and analysis included in the Company’s Annual Report and incorporated in this report by reference in Part II, Items 7 and 8 herein.

EXECUTIVE OFFICERS OF THE REGISTRANT
Name and Business Experience	Year of Birth	Current Position
Michael J. Birck Chairman, Chief Executive Officer and Director; Chairman and Director 2000 to 2002. Chief Executive Officer, President and Director 1975 to 2000.	1938	Chairman, Chief Executive Officer and Director

Thomas F. Cooke Senior Vice President, Human Resources; Director, Employment Law and Compliance 2000 to 2001; Labor and Employment Counsel, SBC Communications 1998 to 2000; Partner, Baker and Hostetler 1987 to 1998.	1959	Senior Vice President, Human Resources.

James A. Dite Vice President and Controller; Director of Taxes 1997 to 2000.	1946	Vice President and Controller.

Anders Gustafsson President, Tellabs International and Executive Vice President; President – Global Sales 2000 to 2002; Vice President and General Manager, Europe, Middle East and Africa 2000; Various senior sales and management positions, Motorola 1992 to 2000.	1960	Executive Vice President.

John C. Kohler Senior Vice President, Global Business Operations; Vice President, Global Manufacturing 1998 to 2000; Vice President, Manufacturing, Tellabs Operations, Inc. 1993 to 1998.	1952	Senior Vice President, Global Business Operations.

Joan E. Ryan Executive Vice President and Chief Financial Officer 2000 to 2003; Senior Vice President, Chief Financial Officer, Alliant Foodservice, Inc. 1998 to 2000; Vice President, Finance and Chief Financial Officer, Ameritech Small Business Services 1995 to 1998.	1956	Executive Vice President and Chief Financial Officer (resigned on Feb. 7, 2003)

James M. Sheehan Senior Vice President, General Counsel and Secretary; Vice President and Deputy General Counsel 2000 to 2002; Director and Assistant General Counsel 1995 to 2000.	1963	Senior Vice President, General Counsel and Secretary

Michael C. Smiley Interim Chief Financial Officer, Vice President – International Finance and Treasurer; Vice President – International Finance and Treasurer since 2002; Vice President Finance – Asia Pacific for General Semiconductor 2000 to 2002; Vice President and Treasurer at General Semiconductor 1997 to 2000.	1959	Interim Chief Financial Officer, Vice President – International Finance and Treasurer

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

Tellabs’ common stock is listed on the Nasdaq stock market under the symbol TLAB. As of February 21, 2003, there were approximately 6,397 stockholders of record and 415,564,779 outstanding shares. Tellabs is a component of the Nasdaq 100 Index and the Standard & Poor’s 500 Index.

The section entitled “Common Stock Market Data” on the inside back cover of the Company’s Annual Report to Stockholders for the year ended December 27, 2002, is incorporated herein by reference. It is also included in Exhibit 13, as filed with the SEC. See discussion referred to in Item 7 below for dividend information.

The following table summarizes information as of December 27, 2002, relating to equity compensation plans of the Company pursuant to which common stock is authorized for issuance:
Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	40,357,184	$22.35	25,688,260

Equity compensation plans not approved by security holders *	1,976,684	0.14	0

Total	42,333,868	$22.49	25,688,260

* All of these options were issued pursuant to option plans that were assumed in merger transactions. The Company has not made, and will not make, any future grants or awards of equity securities under these plans.

The Company has adopted a bonus stock program as described in the Company’s 1999 Stock Bonus Plan. Under the Stock Bonus Plan, the Board of Directors, in their discretion, can grant awards to attract and retain key employees and other individuals performing services for the Company. The Plan has not been approved by the Company’s stockholders and does not have a specific number of shares allocated for issuance under the Plan. As of the end of the Company’s fiscal year ending December 27, 2002, no grants were outstanding under the Plan.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data
(In millions, except per-share amounts)	2002 *	2001**	2000	1999	1998

Net Sales	$1,317.0	$2,199.7	$3,387.4	$2,322.4	$1,706.1
Gross Profit	$486.5	$763.2	$1,835.4	$1,382.3	$1,000.0
Operating Profit (Loss)	$(329.7)	$(279.4)	$995.0	$731.8	$484.4
Earnings (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting Principle	$(327.8)	$(244.8)	$1,109.4	$802.1	$577.7
Earnings (Loss) Before Cumulative Effect of Change in Accounting Principle	$(313.1)	$(182.0)	$760.0	$549.7	$391.5
Net Earnings (Loss)	$(313.1)	$(182.0)	$730.8	$549.7	$391.5
Earnings (Loss) per Share Before Cumulative Effect of Change in Accounting Principle	$(0.76)	$(0.44)	$1.86	$1.36	$0.98
Earnings (Loss) per Share Before Cumulative Effect of Change in Accounting Principle, Assuming Dilution	$(0.76)	$(0.44)	$1.82	$1.32	$0.96
Earnings (Loss) per Share	$(0.76)	$(0.44)	$1.79	$1.36	$0.98
Earnings (Loss) per Share, Assuming Dilution	$(0.76)	$(0.44)	$1.75	$1.32	$0.96
Total Assets	$2,622.8	$2,865.8	$3,073.1	$2,354.6	$1,651.9
Total Liabilities	$332.5	$400.2	$445.5	$307.1	$247.4
Stockholders' Equity	$2,290.3	$2,465.6	$2,627.6	$2,047.5	$1,404.5
Long-Term Debt	-	$3.4	$2.9	$9.4	$3.3
Net Working Capital	$1,276.3	$1,625.1	$1,190.1	$1,511.4	$1,054.9

No cash dividends per common share were paid. Per-share amounts are restated for stock split in 1999.

* Includes restructuring and other charges of $268.7 million.

** Includes restructuring and other charges of $448.6 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 20 through 27 of the Annual Report are incorporated herein by reference. This information is also included in Exhibit 13, as filed with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investments in marketable securities

During the normal course of business, the Company invests a portion of its cash and cash equivalents in marketable securities. The Company accounts for these investments using the guidance in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and its related interpretive guidance. All securities in the Company’s short-term marketable securities portfolio are considered available-for-sale securities and are marked-to-market on a monthly basis with the resulting unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders’ equity.

In accordance with SFAS No. 115, when the Company determines that a decline in the fair value of a security is other than temporary, the Company will record an impairment loss to adjust the security to its new, lower market value. In assessing whether a decline in market value for a security is considered other than temporary, the Company examines a variety of factors, including: current and anticipated macro-economic conditions, the outlook for the particular industry, the long-term business outlook for the investee, the amount of time the investment’s fair value has been below cost and the Company's liquidation strategy with respect to the particular investment.

At December 27, 2002, and December 28, 2001, the Company’s short-term marketable securities consisted of the following:
(In millions)	Amortized Cost	Unrealized Gain/(Loss)	Market Value
2002
State and municipal securities	$149.9	$1.6	$151.5
Preferred and common stocks	47.9	1.5	49.4
U.S. government and agency debt obligations	212.5	4.9	217.4
Corporate debt obligations	57.4	2.4	59.8
Foreign government obligations	15.9	0.1	16.0
Foreign bank obligations	71.5	–	71.5
	$555.1	$10.5	$565.6
2001
State and municipal securities	$135.9	$1.8	$137.7
Preferred and common stocks	93.7	2.6	96.3
U.S. government and agency debt obligations	65.9	2.1	68.0
Corporate debt obligations	55.8	0.7	56.5
Foreign bank obligations	41.3	(0.1)	41.2
	$392.6	$7.1	$399.7

The Company’s preferred and common stock portfolio consists of investments in preferred securities of various public companies and governmental agencies, investments in mutual funds that invested in preferred stock holdings and investments in common shares of publicly traded technology companies.

The Company also maintains investments in start-up technology companies and partnerships that invest in start-up technology companies. These investments are recorded in Other Assets at cost, which approximates fair market value. At December 27, 2002, and December 28, 2001, these investments totaled $9.0 million and $36.0 million, respectively. During 2001, the Company recorded a $12.8 million pre-tax gain on the sale of a certain equity investment.

Management conducts a quarterly review of each investment in its portfolio, including historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments are recognized if the market value of the investment is below its cost basis for an extended period of time or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. Other-than-temporary impairments were $29.6 million in 2002 and $25.9 million in 2001.

Financial Instruments

The Company conducts business on a global basis in several major currencies and is subject to the risks associated with fluctuating foreign exchange rates. In response to this, the Company developed a foreign currency exposure management policy with the objective of mitigating financial exposure to changing foreign exchange rates resulting from nonfunctional currency receivables and payables that are expected to be settled in one year or less. The Company utilizes derivatives, primarily foreign currency forward contracts, to manage its foreign currency exposure. The Company does not engage in hedging specific individual transactions, but rather uses derivatives to manage overall exposure levels for a specific currency. Gains and losses related to these derivatives are recorded to the Consolidated Statement of Operations each period.

The Company’s policy is to hedge 90% of the calculated exposure. Foreign currency forward contracts are executed weekly with the final contracts for each period executed one week before the end of the period. As a result of this timing, additional nonfunctional foreign currency transactions can occur during the last week of the period that could cause the Company’s hedge percentage at the end of the period to be greater or less than the 90% target. The Company enters into forward exchange contracts only to the extent necessary to meet its overall goal of minimizing nonfunctional foreign currency exposures. The Company does not enter into hedging transactions for speculative purposes. The Company’s foreign currency exposure management policy and program remained unchanged during 2000, 2001 and 2002, and no significant changes are currently planned.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” all forward exchange contracts are recorded on the balance sheet at fair value. Forward exchange contracts receivable are included in other current assets, while forward exchange contracts payable are included as part of accrued liabilities in the Consolidated Balance Sheet. Changes in the fair value of these instruments are included in earnings, as part of other income and expense, in the current period. The Company had a net gain of $5.5 million on forward exchange contracts in 2002. Net losses on forward exchange contracts were $4.7 million and $1.8 million 2001and 2000, respectively. The Company's current hedging practices do not qualify for special hedge accounting treatment as prescribed in SFAS No. 133 since hedges of existing assets or liabilities that will be remeasured with changes in fair value reported currently in earnings are specifically excluded.

Derivative financial instruments involve elements of market and credit risk not recognized in the financial statements. The market risk that results from these instruments relates to changes in the foreign currency exchange rates, which is generally offset by movements in the value of the underlying assets or liabilities being held. Credit risk relates to the risk of nonperformance by a counterparty to one of the Company's derivative contracts. The Company does not believe there is a significant credit risk associated with its hedging activities because counterparties are all large international financial institutions with high credit ratings. In addition, the Company also limits the aggregate notional amount of agreements entered into with any one financial institution in order to mitigate credit risk.

The table that follows presents a summary of the notional value and the fair value of forward exchange rate contracts for each currency in which the Company had hedged exposure at December 27, 2002, and December 28, 2001. The principal currencies currently being hedged by the Company are the British pound, Danish krone, Euro, Mexican peso and U.S. dollar. The notional amounts shown are the U.S. dollar values of the agreed-upon amounts in each foreign currency that will be delivered to a third-party on the agreed-upon date.

(Dollars in millions)	Underlying Exposure at 12/27/02	Notional Value of Forward Contract Maturing in 2003	Average Contract Rate	Fair Value of Forward Contract at 12/27/02
Forward contracts at 12/27/02:

Forward Contracts to Sell Foreign Currencies for Euro:
United States dollar	$96.5	$82.2	1.0248	$82.2
Danish krone	2.4	0.4	7.4064	0.4
Norwegian krone	3.8	2.9	7.3205	2.9
British pound	0.9	1.3	1.5483	1.3
Swedish krone	0.7	0.3	9.1510	0.3
Thai baht	1.3	1.2	44.3730	1.2
	$105.6	$88.3		$88.3

Forward Contracts to Sell Foreign Currencies for Danish krone:
United States dollar	$4.7	$5.4	7.2195	$5.4
	$4.7	$5.4		$5.4

Forward Contracts to Sell Foreign Currencies for British pound:
Euro	$7.0	$5.6	1.5489	$5.6
	$7.0	$5.6		$5.6

Forward Contracts to Buy Foreign Currencies for British pound:
United States dollar	$1.1	$0.9	1.5913	$0.9
	$1.1	$0.9		$0.9

Forward Contracts to Buy Foreign Currencies for U.S. dollar:
Singapore dollar	$1.3	$1.2	1.7384	$1.2
Japanese yen	0.8	0.2	119.8300	0.2
	$2.1	$1.4		$1.4

Forward Contracts to Sell Foreign Currencies for U.S. dollar:
Canadian dollar	$3.3	$4.0	1.5537	$4.0
Mexican peso	10.9	8.7	10.2550	8.6
	$14.2	$12.7		$12.6

Total Contracts Outstanding at December 27, 2002:	$134.7	$114.3		$114.2

(Dollars in millions)	Underlying Exposure at 12/28/01	Notional Value of Forward Contract Maturing in 2002	Average Contract Rate	Fair Value of Forward Contract at 12/28/01
Forward contracts at 12/28/01:
Forward Contracts to Sell Foreign Currencies for Euro:
United States dollar	$73.8	$68.2	0.8877	$68.3
Danish krone	8.0	7.3	7.4385	7.2
Norwegian krone	2.7	2.3	8.0145	2.3
British pound	2.4	2.0	1.5798	1.9
Swedish krone	0.3	0.3	8.8765	0.3
Thai baht	6.2	5.4	40.2600	5.5
	$93.4	$85.5		$85.5
Forward Contracts to Buy Foreign Currencies for Euro:
Japanese yen	$0.9	$0.5	114.4635	$0.5
	$0.9	$0.5		$0.5
Forward Contracts to Sell Foreign Currencies for Danish krone:
United States dollar	$7.4	$6.9	8.3262	$6.9
	$7.4	$6.9		$6.9
Forward Contracts to Sell Foreign Currencies for British Pound:
Euro	$14.6	$10.0	0.6078	$9.8
	$14.6	$10.0		$9.8
Forward Contracts to Buy Foreign Currencies for US dollar:
British Pound	$0.4	$0.2	1.4458	$0.2
	$0.4	$0.2		$0.2
Forward Contracts to Sell Foreign Currencies for US dollar:
Canadian dollar	$5.6	$5.9	0.6337	$5.8
Euro	1.5	1.3	0.8801	1.3
	$7.1	$7.2		$7.1
Total Contracts Outstanding at December 28, 2001:	$123.8	$110.3		$110.0

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes and the Report of Independent Auditors on pages 29 through 49 of the Annual Report are incorporated herein by reference. They are also included in Exhibit 13, as filed with the SEC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required, except for information relating to the executive officers of the registrant which appears at the end of Part I above, is incorporated herein by reference to the section entitled “Election of Directors” in the registrant’s Proxy Statement (the “Proxy Statement”) dated March 20, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled “Security Ownership of Management and Certain Other Beneficial Owners” in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled “Election of Directors” in the Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specific in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:

The following Consolidated Financial Statements of Tellabs, Inc., and Subsidiaries, included in the registrant’s Annual Report to Stockholders for the year ended December 27, 2002, were previously incorporated by reference in Item 8:

Report of Independent Auditors

Consolidated Balance Sheets: December 27, 2002, and December 28, 2001

Consolidated Statements of Operations: Years ended December 27, 2002, December 28, 2001, and December 29, 2000

Consolidated Statements of Stockholders' Equity: Years ended December 27, 2002, December 28, 2001, and December 29, 2000

Consolidated Statements of Cash Flows: Years ended December 27, 2002, December 28, 2001, and December 29, 2000

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

The following Consolidated Financial Statement Schedules of Tellabs, Inc., and Subsidiaries are included herein pursuant to Item 15(d):

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

The Registrant filed a press release on January 23, 2003, announcing earnings for the quarter and year ended December 27, 2002.

The Registrant filed a press release on February 4, 2003, announcing the resignation of Joan Ryan as Tellabs’ executive vice president and chief financial officer.

The Registrant filed a press release on March 10, 2003, announcing the reorganization of its North American business and naming Edward Kennedy President-Tellabs Operations, Inc.

(c) Exhibits:
Exhibit Number	Description
2.1	Agreement and Plan of Merger Among Tellabs, Inc., Blackhawk Merger Co. and NetCore Systems, Inc. 12/
2.2	Agreement and Plan of Merger Among Tellabs, Inc., Oriole Merger Corp. and SALIX Technologies, Inc. 13/
2.3	Agreement and Plan of Merger Among Tellabs, Inc., Omaha Merger Corp. and Future Networks, Inc. 20/
2.4	Agreement and Plan of Merger Among Tellabs, Inc., Orbit Merger Sub, Inc. and Ocular Networks, Inc. 24/
3.1	Restated Certificate of Incorporation 5/
3.2	Amended and Restated By-Laws, as amended 19/
3.3	Certificate of Amendment to Restated Certificate of Incorporation 8/
3.4	Certificate of Amendment to Restated Certificate of Incorporation 17/
4

Upon request of the Securities and Exchange Commission, registrant hereby agrees to furnish to the Commission copies of instruments (not filed) defining the rights of holders of long-term debt of the Company. (This undertaking is in lieu of a separate exhibit.)

10.1	Tellabs, Inc. Deferred Compensation Plan, as amended and its related trust, as amended 6/
10.2	Tellabs Operations, Inc. Deferred Income Plan, as amended 25/
10.3	1984 Incentive Stock Option Plan, as amended and restated 1/
10.4	Amendment to Tellabs, Inc. 1984 Incentive Stock Option Plan (As Amended and Restated June 26, 1992) 17/
10.5	Amendment to the Coherent Communications Systems Corporation Amended and Restated Stock Option Plan 17/
10.6	1986 Non-Qualified Stock Option Plan, as amended and restated 1/
10.7	Amendment to Tellabs, Inc. 1986 Non-Qualified Stock Option Plan (As Amended and Restated June 26, 1992) 17/
10.8	1987 Stock Option Plan for Non-Employee Corporate Directors, as amended and restated 1/
10.9	Amendment to Tellabs, Inc. 1987 Stock Option Plan for Non-Employee Corporate Directors (As Amended and Restated June 26, 1992) 17/
10.10	1989 Stock Option Plan, as amended and restated 1/
10.11	Amendment to Tellabs, Inc. 1989 Stock Option Plan (As Amended and Restated June 26, 1992) 17/
10.12	Employee Quality Stock Award Program 2/
10.13	1991 Stock Option Plan, as amended and restated 1/
10.14	Amendment to Tellabs, Inc. 1991 Stock Option Plan (As Amended and Restated June 26, 1992) 17/
10.15	Description of Split-Dollar Insurance Arrangement with the Michael J. Birck Irrevocable Trust 3/
10.16	Amendment to the Coherent Communications Systems Corporation Amended and Restated 1993 Equity Compensation Plan 17/
10.17	1994 Stock Option Plan 4/
10.18	Amendment to the Tellabs, Inc. 1994 Stock Option Plan 17/
10.19	Tellabs, Inc. Stock Bonus Plan for Former Employees of Steinbrecher Corporation 7/
10.20	Tellabs, Inc. Stock Bonus Plan for Former Employees of TRANSYS Networks Inc. 9/
10.21	Tellabs, Inc. Stock Bonus Plan for Former Employees of International Business Machines Corporation 9/
10.22	Amendment to the Tellabs, Inc. 1997 Stock Option Plan 17/
10.23	1998 Stock Option Plan 10/
10.24	Amendment to the Tellabs, Inc. 1998 Stock Option Plan 17/
10.25	Tellabs, Inc. Stock Bonus Plan for Former Employees of Switched Network Technologies, Inc. 11/
10.26	NetCore Systems, Inc. 1997 Stock Option Plan 14/
10.27	Tellabs Advantage Plan 16/
10.28	1999 Tellabs, Inc., Stock Bonus Plan 16/
10.29	SALIX Technologies, Inc. 1998 Omnibus Stock Plan and Option Agreement Dated as of December 1, 1997 15/
10.30	Amendment to the SALIX Technologies, Inc. Omnibus Stock Plan 17/
10.31	Employment Agreement - Chairman of the Board and Chief Executive Officer
10.32	Employment Agreement - President and Chief Executive Officer 18/
10.33	Future Networks, Inc. Stock Incentive Plan 19/
10.34	Amendment to the Coherent Communications Systems Corporation 1993 Equity Compensation Plan 21/
10.35	Tellabs, Inc. 2001 Stock Option Plan 21/
10.36	Change in Control Agreement for Corporate Officers 22/
10.37	Change in Control Agreement for Senior Executives 22/
10.38	Ocular Networks, Inc. Amended and Restated 2000 Stock Incentive Plan 23/
10.39	Tellabs Advantage Plan, as amended and restated 24/
10.40	First Amendment to the Tellabs Advantage Plan
10.41	Second Amendment to the Tellabs Advantage Plan
13	Annual Report to Stockholders
21	Subsidiaries of Tellabs, Inc.
23	Consent of Ernst & Young LLP
99.1	Forward-Looking Statements and Risks and Future Factors Impacting Tellabs 22/
99.2	CEO Certification of Periodic Financial Reports
99.3	CFO Certification of Periodic Financial Reports

Exhibits 10.1 through 10.42 are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c) hereof.

(d) Schedules: See Item 15(a)2 above.

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

10/ Incorporated by reference from Tellabs, Inc. Definitive Proxy Statement filed on or about March 16, 1998 (File No. 0-9692).

11/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended January 1, 1999 (File No. 0-9692).

12/ Incorporated by reference from Tellabs, Inc. Pre-Effective Amendment No. 1 to Form S-4, filed on August 5, 1999 (File No. 33-83509).

13/ Incorporated by reference from Tellabs, Inc. Pre-Effective Amendment No. 1 to Form S-4, filed on February 7, 2000 (File No. 33-95135).

14/ Incorporated by reference from Tellabs, Inc. Post-Effective Amendment No. 1on Form S-8 to Form S-4, filed on September 17, 1999 (File No. 33-83509).

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

20/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 29, 2000 (File No. 0-9692).

21/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended March 30, 2001 (File No. 0-9692).

22/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 29, 2001 (File No. 0-9692).

23/ Incorporated by reference from Tellabs, Inc. Form S-8 filed on January 25, 2002 (File No. 333-81360).

24/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 28, 2001 (File No. 0-9692).

25/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended March 29, 2002 (File No. 0-9692).

26/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 28, 2002 (File No. 0-9692).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLABS, INC.
March 24, 2003 Date	By /s Michael J. Birck Michael J. Birck Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s Michael J. Birck Michael J. Birck Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2003

/s Michael C. Smiley Michael C. Smiley Interim Chief Financial Officer, Vice President – International Finance and Treasurer (Principal Financial Officer)	March 24, 2003

/s James A. Dite James A. Dite Vice President and Controller (Principal Accounting Officer)	March 24, 2003

/s Peter A. Guglielmi Peter A. Guglielmi Director	March 24, 2003

/s Mellody L Hobson Mellody L. Hobson Director	March 24, 2003

/s Frederick A. Krehbiel Frederick A. Krehbiel Director	March 24, 2003

/s Stephanie Pace Marshall Stephanie Pace Marshall Director	March 24, 2003

/s William F. Souders William F. Souders Director	March 24, 2003

/s Jan H. Suwinski Jan H. Suwinski Director	March 24, 2003

CERTIFICATION

I, Michael. J. Birck, certify that:

  I have reviewed this annual report on Form 10-K of Tellabs, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                        /s Michael J. Birck
                                        Michael J. Birck
                                        Chief Executive Officer

CERTIFICATION

I, Michael C. Smiley, certify that:

  I have reviewed this annual report on Form 10-K of Tellabs, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                        /s Michael C. Smiley
                                        Michael C. Smiley
                                        Interim Chief Financial Officer,
                                        Vice President – International Finance & Treasurer

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Tellabs, Inc.

We have audited the consolidated financial statements of Tellabs, Inc. and Subsidiaries as of December 27, 2002, and December 28, 2001, and for each of the three years in the period ended December 27, 2002, and have issued our report thereon dated January 21, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s Ernst & Young LLP
Chicago, Illinois
January 21, 2003

TELLABS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended December 27, 2002, December 28, 2001, and December 29, 2000
(In Millions)	Balance at beginning of year	Additions charged to costs and expenses	Deductions (A)	Balance at end of year
2002 Allowance for doubtful receivables	$57.3	$(23.9)	$14.4	$19.0 (B)
2001 Allowance for doubtful receivables	$27.6	$42.0	$12.3	$57.3
2000 Allowance for doubtful receivables	$11.6	$18.7	$2.7	$27.6

NOTE:

  - uncollectable accounts charged off, net
  - $12.2 million allowance for current receivables (netted against Accounts Receivable) and $6.8 million allowance for long-term receivables (netted against Other Assets)

------------------------------------------------------------------------------------------------------------------------------------------------

Exhibit Index

10.31   Employment Agreement – Chairman of the Board and Chief Executive Officer

10.40   First Amendment to the Tellabs Advantage Plan

10.41   Second Amendment to the Tellabs Advantage Plan

13       Annual Report to Stockholders

21       Subsidiaries of Tellabs, Inc.

23       Consent of Ernst & Young LLP

99.2   Certification of Chief Executive Officer

99.3   Certification of Interim Chief Financial Officer