Form 10-Q
period 2003-05-09
TELLABS INC
filed 2003-05-09
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

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

Registrant's telephone number, including area code: (630) 378-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              YES   X           NO___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES   X           NO___

Common Shares, $.01 Par Value -  412,270,669 shares outstanding on March 28, 2003

TELLABS, INC.
INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
Condensed Consolidated Statements of Operations

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Cash Flow

Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Disclosure Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELLABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three
	Months Ended
(In millions, except per-share data)	3/28/03	3/29/02

Net Sales
Product	$186.7	$319.8
Services	35.8	51.7
	222.5	371.5
Cost of Sales
Product	98.7	163.1
Services	30.3	33.4
	129.0	196.5

Gross Profit	93.5	175.0

Operating expenses
Selling, general and administrative	64.7	77.2
Research and development	76.9	90.6
Purchased in-process research and development	-	5.4
Intangible asset amortization	2.4	1.7
	144.0	174.9

Operating Profit (Loss)	(50.5)	0.1

Other Income (Expense)
Interest income	8.7	7.5
Interest expense	-	(0.5)
Other	(1.6)	1.3
	7.1	8.3

Earnings (Loss) Before Income Taxes	(43.4)	8.4
Income taxes	(0.5)	3.1
Net Earnings (Loss)	$(42.9)	$5.3

Earnings (Loss) per Share
Basic	$(0.10)	$0.01
Diluted	$(0.10)	$0.01

Average number of common shares outstanding	412.3	410.5
Average number of common shares outstanding, assuming dilution	412.3	414.8

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	3/28/03	12/27/02
(In millions, except share amounts)	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$ 257.4	$ 453.6
Investments in marketable securities	749.2	565.6
Accounts receivable, net	154.4	216.8
Inventories
Raw materials	85.3	92.4
Work in process	15.8	15.5
Finished goods	76.1	66.6
	177.2	174.5
Income taxes	98.1	91.9
Miscellaneous receivables and other current assets	44.3	31.2
Total Current Assets	1,480.6	1,533.6

Property, plant and equipment	739.4	770.2
Less: accumulated depreciation	332.3	349.3
	407.1	420.9
Goodwill	456.4	455.7
Intangible assets, net	69.8	70.1
Other Assets	142.9	142.5
Total Assets	$ 2,556.8	$ 2,622.8

Liabilities
Current Liabilities
Accounts payable	$ 60.1	$ 77.4
Accrued liabilities	85.8	94.5
Accrued restructuring and other charges	64.4	85.4
Total Current Liabilities	210.3	257.3

Accrued long-term restructuring charges	43.8	45.5
Other long-term liabilities	28.6	29.7

Stockholders' Equity
Preferred stock: authorized 5,000,000 shares of $.01 par value;
no shares issued and outstanding	-	-
Common stock: 1,000,000,000 shares of $.01 par value;
415,599,600 and 415,440,414 shares issued and outstanding	4.2	4.1
Additional paid-in capital	543.8	543.6
Treasury stock, at cost: 3,250,000 shares	(129.6)	(129.6)
Deferred compensation expense	(16.6)	(19.3)
Accumulated other comprehensive income (loss)
Cumulative translation adjustment	(32.2)	(57.4)
Unrealized net gains on available-for-sale securities	3.9	5.4
Total accumulated other comprehensive income (loss)	(28.3)	(52.0)
Retained earnings	1,900.6	1,943.5
Total Stockholders' Equity	2,274.1	2,290.3
Total Liabilities and Stockholders' Equity	$ 2,556.8	$ 2,622.8

The accompanying notes are an integral part of these statements.

TELLABS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
(In millions)	03/28/03	03/29/02
Operating Activities
Net Earnings/(Loss)	$(42.9)	$5.3
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	31.4	35.8
Other	1.2	3.7
Net change in assets and liabilities, net of effects
from acquisitions:
Accounts receivable	62.9	96.6
Inventories	0.1	36.7
Long-term assets	(5.5)	(16.0)
Accounts payable	(18.1)	(11.4)
Accrued liabilities	4.9	(0.9)
Restructuring liabilities	(24.8)	(42.3)
Income taxes	(6.4)	6.3
Other, net	(14.0)	1.0
Net Cash Provided by/(Used for) Operating Activities	(11.2)	114.8

Investing Activities
Acquisition of property, plant and equipment, net	2.8	(9.5)
Proceeds from sales and maturities of investments	650.7	99.5
Payments for purchases of investments	(839.0)	(86.3)
Payments for acquisitions, net of cash acquired	(13.2)	(283.2)
Net Cash Used for Investing Activities	(198.7)	(279.5)

Financing Activities
Payments of notes payable and capital leases	-	(8.2)
Proceeds from issuance of common stock	0.1	1.1
Net Cash Provided by (Used for) Financing Activities	0.1	(7.1)
Effect of Exchange Rate Changes on Cash	13.7	(1.6)
Net Decrease in Cash and Cash Equivalents	(196.1)	(173.4)
Cash and Cash Equivalents at Beginning of Year	453.5	701.9
Cash and Cash Equivalents at End of Quarter	$257.4	$528.5

Other Information
Interest paid	-	$0.5
Income taxes paid	$9.7	$9.7

The accompanying notes are an integral part of this statement.

TELLABS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Tellabs, Inc. ("Tellabs" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and the requirements of Form 10-Q and applicable rules of Regulation S-X and accordingly do not include all disclosures normally required by generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 27, 2002.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

Certain amounts from prior periods have been reclassified to conform to the current period presentation.   These reclassifications had no impact on net earnings or stockholders' equity as previously reported.

2. New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.   This Interpretation requires companies to recognize an initial liability for the fair value of an obligation assumed when issuing a guarantee.   The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not materially affect the Company's consolidated financial statements.   For more information, please refer to Note 7, Product Warranties.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.   FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the entity's residual returns, or both.   FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003 ..   For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003 ..   The Company will adopt FIN 46 in the third quarter of 2003 and is currently evaluating the effect, if any, that the adoption of FIN 46 will have on its consolidated financial statements.

3. Restructuring and Other Charges

The Company underwent a series of restructuring activities during 2001and 2002. The major components of the restructuring efforts included the write-off of excess inventories and the accrual for excess inventory purchase commitments, workforce reductions, the closure and consolidation of excess facilities, and the write-off of related fixed assets. Total charges associated with these plans in 2001 and 2002 were $448.6 million and $287.1 million, respectively.   For further discussion of the Company's 2001 and 2002 restructuring activities, refer to the Company's Annual Report on Form 10-K for the year ended December 27, 2002.  The remaining balance of these restructuring reserves as of December 27, 2002, amounted to $130.9 million.

The following table displays the Company's restructuring activity during the first quarter of 2003 and the status of the reserves at March 28, 2003:

Description of reserve (in millions)	Balance 12/27/02	Non-Cash Activity	Cash Activity	Balance 3/28/03
Consolidation of excess leased facilities	$81.8	$0.3	$(10.7)	$71.4
Excess purchase commitments	30.0	0.8	(0.2)	30.6
Severance and related expenses	9.5	0.7	(6.4)	3.8
Other obligations	9.6	0.3	(7.5)	2.4
	$130.9	$2.1	$(24.8)	$108.2

Non-cash activity included foreign currency impact of $1.0 million and other minor adjustments.

Of the remaining $108.2 million reserves as of March 28, 2003, it is anticipated that approximately $64.4 million will be paid in the next 12 months.   The long-term balance of $43.8 million will be paid over the remaining terms of the facility leases which expire at various times through 2011. Please refer to Footnote 8, Subsequent Event, for disclosure about recently announced restructuring actions.

4. Stock Options

Under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123, the Company has elected to continue to apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations in accounting for its stock-based compensation plans.   Accordingly, no compensation cost has been recognized for its fixed stock option plan grants.   Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans consistent with the method required by SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following chart:

	Three Months Ended
(In millions, except per-share amounts)	3/28/03	3/29/02
Net earnings (loss), as reported	$(42.9)	$5.3

Plus: stock-based employee compensation expense included in reported net earnings, net of related tax effects	2.7	1.8

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16.7)	(18.4)

Pro forma net loss	$(56.9)	$(11.3)

Earnings (loss) per common share:
As reported	$(0.10)	$0.01
Pro forma	$(0.14)	$(0.03)

Earnings (loss) per common share, assuming dilution:
As reported	$(0.10)	$0.01
Pro forma	$(0.14)	$(0.03)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2003 and 2002:

	2003	2002
Expected volatility	72.2%	69.1%
Risk-free interest rate	2.9%	4.9%
Expected life	5.7 years	5.3 years
Expected dividend yield	0.0%	0.0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.   It requires the use of assumptions that are subjective, such as the expected volatility of the exercise price and the expected remaining life of the option.   Since the Company's options have significantly different characteristics than traded options, and since the changes in the subjective input assumptions can result in materially different fair value estimates, in management's opinion, the existing option pricing models do not necessarily provide a reliable single measure of the fair value of the options and do not give a meaningful comparison of companies in a given industry.

5. Comprehensive Income (Loss)

Comprehensive income (loss) is an expression of the Company's net income (loss) adjusted for foreign currency translation adjustments and net unrealized gains or losses on available-for-sale securities.   The comprehensive loss for the quarter ended March 28, 2003, was $19.2 million, while the comprehensive income for the quarter ended March 29, 2002, was $0.5 million.

(In millions)	Three Months Ended
	3/28/03	3/29/02
Net earnings (loss)	$(42.9)	$5.3
Other comprehensive income (loss):
Net unrealized loss	(1.5)	(1.4)
Cumulative translation adjustments	25.2	(3.4)
Comprehensive income (loss)	$(19.2)	$0.5

6. Earnings (Loss) Per Share

The following table sets forth the computation of earnings per share:

	Three Months Ended
(In millions, except per-share amounts)	3/28/03	3/29/02
Numerator:
Net earnings (loss)	$(42.9)	$5.3

Denominator:
Denominator for basic earnings per share- weighted-average shares outstanding	412.3	410.5

Effect of dilutive securities:
Employee stock options and awards	-	4.3

Denominator for diluted earnings (loss) per share- adjusted weighted-average shares outstanding and assumed conversions	412.3	414.8
Earnings (loss) per share	$(0.10)	$ 0.01
Earnings (loss) per share, assuming dilution	$(0.10)	$ 0.01

7. Product Warranties

The Company offers warranties for all of its products.   The specific terms and conditions of those warranties vary depending upon the product sold.   The Company provides a basic limited warranty, including parts and labor, for all products for a period up to 5 years.   Factors that enter into the Company's estimate of its warranty reserve include the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. The following table presents the changes in the Company's product warranty reserve:

(In millions)
Total product warranty reserve at December 27, 2002	$ 13.9
Accruals for product warranties issued	3.2
Settlements made during the period	(3.1)
Total product warranty reserve at March 28, 2003	$14.0

8. Subsequent Event

On April 16, 2003, the Company announced plans to reduce operating expenses.   As an initial step, the Company will reduce its U.S and international work force by 665 employees and record a related charge in the second quarter.   Potential additional charges may be incurred relating to excess and obsolete inventory, asset impairment charges, and lease terminations, among others.   In total, the Company anticipates the second quarter charge could be in the range of $70 to $100 million with an estimated cash impact of $15 to $30 million. This action is the first step in a program intended to reduce operating expenses to $125 million by the fourth quarter of 2003 and to return Tellabs to profitability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tellabs designs, manufactures, and markets communications equipment to telecommunications service providers worldwide. The Company's customers include incumbent local exchange carriers, independent telephone companies, interexchange carriers, other local exchange carriers, original equipment manufacturers, cellular and other wireless service companies, cable operators, alternate service providers, competitive local exchange carriers, Internet service providers and system integrators. The Company also provides installation and professional services that support its product offerings.

In March 2003, the Company announced a reorganization of its North American business to strengthen Tellabs' relationships with customers, speed the development of new products, and improve profitability. The Company named Edward Kennedy, formerly senior vice president of its Metro Networking Group, to the position of President, Tellabs North America Operations. In this position Kennedy has overall responsibility for all aspects of Tellabs' operations for North America including sales, marketing, engineering, strategic planning, products planning and manufacturing. The reorganization of Tellabs North America emulates the August 2002 reorganization of the Company's International operations under Anders Gustafsson, President of Tellabs International. With this structure, the Company now has two focused organizations capable of addressing the divergent technology and market requirements between customers in North America and the rest of the world.

Tellabs' optical networking systems are the primary strategic products the Company offers to service providers in North America. These systems manage network bandwidth to help service providers deliver voice, data and video services while reducing operating costs. Product offerings include the Tellabs® 5000 series of digital-cross connect systems, the Tellabs® 6400 and Tellabs® 6500 transport switches and the Tellabs® 7100 series of optical transport systems.

The Company's primary strategic offerings for service providers outside North America are the next-generation SDH (synchronous digital hierarchy) transport products and managed access systems. The Company's customers use these systems to deliver voice and data services for businesses and consumer wireless services. Products include the Tellabs® 6300 and the Tellabs 8000 series of managed access and transport systems and the Tellabs® 7200 optical transport system.

Included under the heading Other Products are the Tellabs® 2000 family cable telephony distribution systems, the Tellabs® 3000 family of broadband and narrowband echo cancellers and Tellabs voice-quality enhancement (VQE) solutions, and a small amount of other miscellaneous product revenue. Although these products are sold to customers around the world, organizationally they are managed as part of the North America business.

The Company also generates revenue globally from professional services such as product and system installation, network deployment, traffic management and others. Revenue trends from professional services have generally followed the revenue trend for product sales.

Beginning in the first half of 2001, telecommunications service providers, particularly in the United States, began to significantly reduce their capital spending.   This began a period of significant change in the market conditions within the telecommunications industry.

Throughout this period the Company has responded by undertaking actions to realign its business in line with the changes taking place in the industry and its expectations for the future.   Those actions have included: reducing headcount from a peak of 9,200 in the first quarter of 2001 to 4,700 at the end of the first quarter of 2003; closing four out of six manufacturing facilities; and reducing overall operating expenses by 40.7% compared with first quarter 2001 levels.   Over the coming year, the Company will continue to identify and implement actions to cut fixed costs through facility consolidation, increase returns from manufacturing operations and implement further cost reductions across the business including work force reductions as needed. These efforts may result in additional restructuring charges (refer to Footnote 8, Subsequent Event).

Results of Operations

Quarter Ended March 28, 2003, as Compared with Quarter Ended March 29, 2002

Current market conditions can be characterized by a combination of decreased end-user demand, excess capacity in both network bandwidth and the number of service providers, burdensome debt obligations for some providers, extended macroeconomic and geopolitical concerns, and certain regulatory uncertainties. This trend continued throughout 2002 and into 2003. All of these market conditions have impacted the Company's revenue performance in the periods of this report.

Total revenue for the quarter ended March 28, 2003, was $222.5 million compared with $371.5 million in the first quarter of 2002. Declines occurred across all product families and in both the international and North American businesses. In addition to the expected impact of lower customer spending levels on first quarter revenue, the Company also experienced a larger than expected slowdown in spending by its largest customer for the Tellabs 2000 products.

The overall decline in revenue was the primary driver of our net loss of $42.9 million, or $(0.10) per share, for the first quarter of 2003 compared to a net profit of $5.3 million, or $0.01 per share, for the first quarter of 2002.

Revenue within North America for the first quarter of 2003 amounted to $141.4 million or 63.6% of total revenue, compared with $259.1 million or 69.7% in the first quarter of 2002.   International revenue for the first quarter of 2003 amounted to $81.1 million or 36.4% of total revenue, compared with $112.4 million or 30.3% in the first quarter of 2002.

Optical Networking Products

Revenues from optical networking products were $104.5 million in the first quarter of 2003, compared with $180.5 million in the first quarter of 2002.

The Company's new optical networking products (the Tellabs 6400, the Tellabs 6500, and the Tellabs 7100 systems) accounted for $14.7 million of revenue in the first quarter of 2002 compared with $13.9 million in the first quarter of 2002.

Next-Gen SDH and Managed Access Systems

Next-gen SDH transport products and managed access systems, the primary products the Company offers to its international customers, accounted for $62.4 million in sales during the first quarter of 2003, compared with $80.5 million in the first quarter of 2002.   The decline was the result of lower revenue from the Tellabs 7200 optical transport system and the Tellabs 8000 managed access systems.

Our new international products (Tellabs 6340, Tellabs 6350, and Tellabs 7200 systems) accounted for $14.2 million of revenue in the first quarter of 2003 compared with $21.6 million in the first quarter of 2002.

Other Products

Revenue from Other Products was $19.9 million for the first quarter of 2003 compared with $58.8 million for the same period last year. The decline in revenue is primarily the result of lower sales of our Tellabs 2000 cable telephony product as mentioned previously.

Professional Services

Professional services revenue for the quarter ended March 28, 2003, was $35.7 million, compared with $51.7 million in the first quarter of 2002.   The decline in service revenue is directly attributable to the lower level of overall product revenue.

Gross Profit

For the quarter ended March 28, 2003, total gross profit was $93.5 million or 42.0% of sales, compared with $175.0 million or 47.1% of sales for the first quarter of 2002 reflecting lower absorption of fixed manufacturing expenditures due to lower volume, unfavorable product mix shifts, and lower gross margins on professional services revenue.

We are continuing to examine all avenues for achieving further product cost efficiencies to maintain and improve margins. As a result the Company is targeting gross margins in the mid 40-percent range by the fourth quarter of 2003, with variability up or down based on product and service revenue mix, the level of fixed cost absorption, and other factors.

Operating Expenses

Operating expenses for the three months ended March 28, 2003, declined to $144.0 million from $174.9 million for the first quarter of 2002. The improvement in operating expenses reflects the results of the restructuring actions mentioned previously as well as the Company's continuing commitment to bring operating expenses in line with lower revenue while continuing to invest for future growth. As a result of previously announced plans and continuing commitment to reduce costs, the Company plans quarterly operating expenses to be in the $140 million range for the second quarter and in the $125 million range by the end of 2003.

Effective Tax Rate

The effective tax rate for the quarter ended March 28, 2003, was a benefit of 1.2% compared with an expense of 36.9% in the first quarter of 2002. The tax rate for the first quarter of 2003 reflects the absence of a tax benefit for operating losses incurred primarily in the United States and a small tax benefit from our International operations.

SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.   This valuation allowance will offset assets associated with future tax deductions as well as carryforward items.   Although the Company does expect to realize these benefits, it expects to continue to record a full valuation allowance on future U.S. and certain non-U.S. tax benefits until an appropriate level of profitability is attained.

Financial Condition, Liquidity and Capital Resources

The Company's principal source of liquidity remained its cash and equivalents and short-term investments, which decreased, in total, $12.6 million during the first three months of 2003 to $1,006.6 million. The decrease during the quarter was mainly the result of cash payments related to prior years' restructuring liabilities.

Approximately one-half of the $1,006.6 million was generated by offshore operations and remains invested offshore. The Company currently considers these funds to be permanently re-invested. In the event the funds are needed for investment purposes in the United States some additional foreign withholding taxes and U.S. federal income taxes might be payable. The amount of the taxes will depend on foreign withholding tax rates and the Company's tax position in the United States at the time the funds are repatriated. We believe that any such taxes would not have a significant impact on the Company's liquidity.

During the first quarter of 2003, the Company's cash and equivalents balance decreased $196.2 million while its short-term investment balance increased $183.6 million. These changes primarily reflect management's decision to modify the investment portfolio mix for funds held offshore by reducing its position in highly liquid cash equivalents in favor of higher yielding short-term investments.

Management believes that the current level of working capital, particularly cash and short-term investments, is sufficient to meet the Company's normal operating requirements and strategic growth needs, both now and in the foreseeable future. Management believes sufficient resources exist to support the Company's operations, including funding the remaining short-term obligations under the restructuring programs, either through currently available cash, cash generated from future operations, short-term or long-term financing or equity offerings.

The current assets portion of the Company's balance sheet for the quarter ended March 28, 2003, included an anticipated federal income tax refund relating to the federal income tax effect of the Company's 2002 tax loss carryback. After the close of the quarter, the Company received a $157.0 million federal income tax refund arising from the filing of its 2002 federal income tax return. The cash impact of the refund will be reflected in the Company's financial statements for the second quarter of 2003.

Critical Accounting Policies

There were no changes in critical accounting policies during the quarter.   Additionally, the initial adoption of new accounting policies during the quarter ended March 28, 2003, did not have a material impact on the Company's consolidated financial statements.

Outlook

The Company believes that it is unlikely that the telecommunications equipment industry will emerge from the downturn during 2003. Therefore, the Company will continue to pursue a course aimed at improving near-term financial performance while channeling investment into the most promising future growth opportunities. The Company will continue to explore ways to maximize profitability by enhancing returns from our supply chain, including expanded use of third-party manufacturers where appropriate; continuing to identify and implement plans to cut fixed costs, including additional consolidations of facilities where possible; maintaining spending controls across the business; and reducing headcount as necessary. The restructuring action that the Company announced on April 16, 2003 (see Footnote 8, Subsequent Event) was the first step along this path that we believe can allow the Company to achieve a breakeven profile at somewhere in the vicinity of $275 million in revenue.

The Company also believes that it is important to focus its development efforts on having the right products when the industry recovers. Therefore, the Company intends to reduce spending on existing products and re-allocate more of its spending to new products and areas that it believes represent the primary avenues to growth. These investments in new products may include acquisitions or the formation of strategic partnerships in addition to internal development efforts. The Company believes that it has the financial flexibility to make any such investments using either cash (available or borrowed) or company stock while maintaining adequate liquidity to run its business.

Forward-Looking Statements

This Management's Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management's expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words "anticipate," "believe," "estimate," "target," "expect," "plan," "intend," "likely," "unlikely," "will," "should" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunication service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; manufacturing efficiencies; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment; facility construction and start-ups; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company's filings with the SEC. For a further description of such risks and future factors, see Exhibit 99.3.   The Company's actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward-looking statements in determining whether to buy, sell or hold any of the Company's securities. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures on this matter made in the Company's Annual Report on Form 10-K for the year ended December 27, 2002.

Item 4. Disclosure Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of disclosure controls and procedures.   Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.   Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There were no material changes to the disclosures on this matter made in the Company's Annual Report on Form 10-K for the year ended December 27, 2002.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

99.1 – Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99.2 – Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99.3 – Forward-Looking Statements and Risks and Future Factors Impacting Tellabs

(B) Reports on Form 8-K:

The Registrant filed a press release on January 23, 2003, announcing its earnings for the quarter ended December 27, 2002.

The Registrant filed a press release on February 4, 2003, announcing the resignation of Tellabs' executive vice president and chief financial officer, Joan Ryan, effective February 7, 2003.

The Registrant filed a press release on March 10, 2003, announcing the reorganization of its North America business and naming Edward Kennedy president of Tellabs Operations, Inc.

The Registrant filed a press release on March 25, 2003, naming Timothy J. Wiggins as executive vice president and chief financial officer effective March 31, 2003.

The Registrant filed a press release on April 16, 2003, announcing earnings for the quarter-ended March 28, 2003, and restructuring actions.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.
      (Registrant)

/s James A. Dite
James A. Dite
Vice President and Controller
(Principal Accounting Officer)

May 9, 2003
(Date)