Form 10-Q
period 2003-06-27
TELLABS INC
filed 2003-08-07
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒   NO ☐

Common Shares, $.01 Par Value — 412,895,751 shares outstanding on June 27, 2003.

TELLABS, INC.
INDEX

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements:
Condensed Consolidated Statements of Operations
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flow
Notes to Condensed Consolidated Financial Statements
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4	Disclosure Controls and Procedures
PART II	OTHER INFORMATION
Item 1	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
Item 6	Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per-share data)	6/27/03	6/28/02	6/27/03	6/28/02

Net Sales
Product and other	$195.1	$300.5	$381.8	$620.3
Services	39.0	44.1	74.8	95.8

	234.1	344.6	456.6	716.1
Cost of Sales
Product and other	160.9	260.3	259.6	423.4
Services	28.7	34.9	59.0	68.3

	189.6	295.2	318.6	491.7

Gross Profit	44.5	49.4	138.0	224.4

Operating expenses
Selling, general and administrative	58.7	78.8	123.4	156.0
Research and development	74.6	86.3	151.5	176.9
Purchased in-process research and development	—	—	—	5.4
Intangible asset amortization	2.5	2.3	4.9	4.0
Restructuring & other charges	26.1	107.9	26.1	107.9
	161.9	275.3	305.9	450.2
Operating Loss	(117.4)	(225.9)	(167.9)	(225.8)
Other Income (Expense)
Interest income	9.2	8.5	17.9	16.0
Interest expense	(0.2)	(0.3)	(0.2)	(0.8)
Other	(1.9)	(.4)	(3.5)	.9

	7.1	7.8	14.2	16.1
Loss Before Income Tax	(110.3)	(218.1)	(153.7)	(209.7)
Income tax expense (benefit)	.4	(75.3)	(.1)	(72.2)

Net Loss	$(110.7)	$(142.8)	$(153.6)	$(137.5)

Loss per Share	$(0.27)	$(0.35)	$(0.37)	$(0.33)

Average number of common shares outstanding	412.5	411.2	412.4	410.9

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	6/27/03	12/27/02

(In millions, except share amounts)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$247.3	$453.6
Investments in marketable securities	803.4	565.6

	1,050.7	1,019.2
Accounts receivable, net	165.9	216.8
Inventories Raw materials	59.6	92.4
Work in process	17.0	15.5
Finished goods	52.2	66.6

	128.8	174.5
Income taxes receivable	30.6	174.8
Miscellaneous receivables and other current assets	59.3	31.2

Total Current Assets	1,435.3	1,616.5
Property, plant and equipment	746.0	770.2
Less: accumulated depreciation	353.3	349.3

	392.7	420.9
Goodwill	589.5	455.7
Intangible assets, net	72.5	70.1
Other Assets	134.9	142.5
Total Assets	$2,624.9	$2,705.7

Liabilities
Current Liabilities
Accounts payable	$59.3	$77.4
Accrued liabilities	83.4	94.5
Accrued restructuring and other charges	72.3	85.4

Total Current Liabilities	215.0	257.3
Accrued long-term restructuring charges	53.7	45.5
Income Taxes	87.4	82.9
Other long-term liabilities	31.4	29.7
Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $.01 par value; no shares issued and outstanding	—	—
Common stock: 1,000,000,000 shares of $.01 par value; 416,145,751 and 415,440,414 shares issued and outstanding	4.2	4.1
Additional paid-in capital	549.9	543.6
Treasury stock, at cost: 3,250,000 shares	(129.6)	(129.6)
Deferred compensation expense	(15.3)	(19.3)
Accumulated other comprehensive income (loss) Cumulative translation adjustment	32.9	(57.4)
Unrealized net gains on available-for-sale securities	5.3	5.4

Total accumulated other comprehensive income (loss)	38.2	(52.0)
Retained earnings	1,790.0	1,943.5

Total Stockholders’ Equity	2,237.4	2,290.3

Total Liabilities and Stockholders’ Equity	$2,624.9	$2,705.7

The accompanying notes are an integral part of these statements.

TELLABS INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
(In millions)	06/27/03	06/28/02

Operating Activities
Net Loss	$(153.6)	$(137.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Restructuring and other charges	80.4	219.1
Depreciation and amortization	60.6	72.1
Other	3.7	(12.0)
Net change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	60.7	138.1
Inventories	23.9	78.1
Other current assets	(26.2)	—
Long-term assets	8.1	(23.6)
Accounts payable	(31.0)	(11.1)
Accrued liabilities	(5.9)	(28.7)
Restructuring liabilities	(45.5)	(107.1)
Income taxes	149.1	(19.0)
Other, net	(.1)	(2.8)

Net Cash Provided by Operating Activities	124.2	165.6
Investing Activities
Acquisition of property, plant and equipment, net	(7.5)	(26.0)
Proceeds from sales and maturities of investments	1,003.9	303.2
Payments for purchases of investments	(1,226.8)	(461.7)
Payments for acquisitions, net of cash acquired	(136.6)	(286.1)

Net Cash Used for Investing Activities	(367.0)	(470.6)
Financing Activities
Payments of notes payable and capital leases	—	(8.2)
Proceeds from issuance of common stock	1.2	1.7

Net Cash Provided by (Used for) Financing Activities	1.2	(6.5)
Effect of Exchange Rate Changes on Cash	35.4	45.5

Net Increase (Decrease) in Cash and Cash Equivalents	(206.2)	(266.0)
Cash and Cash Equivalents at Beginning of Year	453.5	701.9

Cash and Cash Equivalents at End of Quarter	$247.3	$435.9

Other Information
Interest paid	$0.0	$0.5
Income taxes paid	$19.4	$21.1

The accompanying notes are an integral part of these statements.

TELLABS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Tellabs, Inc. (“Tellabs” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and the requirements of Form 10-Q and applicable rules of Regulation S-X and accordingly do not include all disclosures normally required by generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 27, 2002.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings or stockholders’ equity as previously reported.

2. New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the entity’s residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company will adopt FIN 46 in the third quarter of 2003 and is currently evaluating the effect, if any, that the adoption of FIN 46 will have on its consolidated financial statements.

In June 2003, the FASB issued SFAS 149, an Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company will adopt SFAS 149 in the third quarter of 2003 and is currently evaluating the effect, if any, that its adoption will have on its consolidated financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, this Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt SFAS 150 in the third quarter of 2003 and is currently evaluating the effect, if any, that its adoption will have on its consolidated financial statements.

3. Restructuring and Other Charges

In April 2003, the Company’s management approved a plan to further restructure its operations due to the difficult market conditions in the telecommunications industry. The Company is taking these actions to align its spending levels with its levels of revenues in order to return to profitability. The major components of the restructuring efforts included workforce reductions and the closure and consolidation of excess facilities. Other charges included the write-off of excess inventories, an accrual for excess inventory purchase commitments, and the write-off of related fixed assets. Total charges associated with this plan were $86.7 million. This was partially offset by a reversal of $6.4 million of previously recorded restructuring costs relating to severance and the receipt of greater than expected proceeds on the disposal of fixed assets. The net charge during the second quarter of 2003 was $80.3 million.

In April 2002, the Company’s management approved a plan to restructure its operations. The major components of the restructuring efforts included workforce reductions, the closure and consolidation of excess facilities, and a review of the sufficiency of the reserves for excess leased facilities from the Company’s 2001 restructuring programs. Other charges included the write-off of excess inventories, an accrual for excess inventory purchase commitments, and the write-off of related fixed assets. Total charges associated with this plan were $219.1 million.

The Company underwent a total of two restructuring activities during 2002. Total charges associated with these plans in 2002 were $287.1 million. For further discussion of the Company’s 2002 restructuring activities, refer to the Company’s Annual Report on Form 10-K for the year ended December 27, 2002. The remaining balance of these restructuring reserves as of December 27, 2002, amounted to $130.9 million.

Below is an analysis of the restructuring and other charges recorded during the second quarter of 2003 and 2002 by major income statement classification:

(in millions)
Income Statement Classification	Description	06/27/03	06/28/02

Product Cost of Sales	Inventory write-offs	$33.4	$53.2
	Excess purchase commitments	20.9	58.0
Restructuring and other charges	Severance and related expenses	15.0	28.7
	Consolidation of excess leased facilities	0.5	34.2
	Disposal of property, plant and equipment	14.7	41.9
	Other obligations	2.2	3.1

		$86.7	$219.1

Adjustments to prior Restructuring Reserves:	Reversal of excess severance	(1.4)	—
	Proceeds from fixed asset disposals	(5.0)

Total Adjustments		(6.4)

Net Restructuring charge		$80.3	$219.1

The following table displays the Company’s restructuring activity during the first six months of 2003 and the status of the reserves at June 27, 2003:

Description of	Balance	Cash	Non-Cash	Balance	Additional	Cash	Non-Cash	Balance
reserve (in millions)	12/27/02	Activity	Activity	03/28/03	Reserves	Activity	Activity	06/27/03

Inventory write-offs	$0.0	$0.0	$0.0	$0.0	$33.4	$0.0	$(33.4)	$0.0
Excess purchase commitments	30.0	(0.2)	0.8	30.6	20.9	(2.0)	0.8	50.3
Severance and related expenses	9.5	(6.4)	0.7	3.8	15.0	(9.8)	(1.6)	7.4
Consolidation of excess leased facilities	81.8	(10.7)	0.3	71.4	0.5	(6.7)	0.4	65.6
Disposal of property, plant and equipment	—	—	—	—	14.7	—	(14.7)	—
Other obligations	9.6	(7.5)	0.3	2.4	2.2	(2.2)	0.3	2.7

	$130.9	$(24.8)	$2.1	$108.2	$86.7	$(20.7)	$(48.2)	$126.0

Inventory write-offs and excess purchase commitment accrual

Included in product cost of sales during the second quarter of 2003 were charges of $54.3 million related to the write-off of inventories and accrual for non-cancelable inventory purchase commitments deemed to be excess. These charges related primarily to both items that became excess or obsolete as a result of product feature and rollout strategy changes, as well as, excess items that resulted from lower forecasted demand. The inventory write-offs were recorded as a reduction to inventory, while the reserve for excess non-cancelable purchase commitments was recorded to accrued restructuring and other charges. The Company is working towards negotiating the settlement of all purchase commitments within the next twelve months.

Severance and related expenses

During the second quarter of 2003, the Company recorded charges of $15.0 million for severance pay and related fringe benefits for the reduction of approximately 665 employees worldwide resulting from its April 2003 restructuring initiative. The Company anticipates paying out the majority of the remaining severance costs over the last half of 2003. During the quarter the Company reversed $1.4 million in severance and related charges from previous restructurings that were the result of lower than expected costs from those earlier actions.

Consolidation of excess leased facilities

During the second quarter of 2003, the Company recorded $0.5 million in charges related to the consolidation of excess facilities. This charge was attributable to the closure or downsizing of certain locations.

Disposal of property, plant and equipment

The Company recorded a total of $14.7 million related to the disposal of property, plant and equipment as part of its April 2003 restructuring. The property, plant and equipment consisted primarily of manufacturing equipment, lab and data equipment, and computer software. This equipment is disposed of primarily by conducting periodic open bid auctions with items sold to the highest bidders. During the quarter the Company also recorded $5.0 million in proceeds on asset disposals that exceeded the original estimates.

Other obligations

During the second quarter of 2003, the Company recorded $2.2 million in charges for various other obligations that arose as a direct result of its April 2003 restructuring activities. These obligations primarily relate to software licenses that have ceased to be used due to the workforce reductions that have occurred.

Of the remaining $126.0 million reserves as of June 27, 2003, $72.3 million is classified as short-term as it is expected to be paid in the next 12 months. The long-term balance of $53.7 million will be paid over the remaining terms of the facility leases which expire at various times through 2011.

4. Business Combinations

In June 2003, the Company acquired 100% of the outstanding preferred and common stock of Vivace Networks, Inc. (“Vivace”), for $129.8 million in cash and options assumed. Vivace was a leading provider of flexible, high-performance multi-service switch routers.

Cash paid for Vivace consisted of the liquidation of the holdings of preferred stockholders in the amount of $111.0 million and $13.6 million for the holders of common stock for a total cash consideration of $124.6 million. The fair value of options assumed was $6.4 million and was determined using the Black-Scholes option valuation model. Deferred compensation expense of $1.3 million was also recorded and represents the intrinsic value of the unvested Vivace stock options on the acquisition date, which will be recognized over the remaining service period of the options. The purchase price allocation has been recorded primarily to Goodwill and is preliminary, awaiting the conclusion of a study on the possible allocation of purchase price toward intangible assets and in-process research and development, a final determination of deferred taxes related to the acquisition, and other acquisition costs.

The acquisition was accounted for as a purchase, in accordance with the guidance in SFAS 141, Business Combinations. Because the acquisition occurred late in the second quarter (June 18, 2003), any difference between Vivace’s actual expense accruals and the amount of estimated expense accruals included in Tellabs’ second-quarter consolidated results will be included in results for the third quarter. The Company believes the amount of such additional expense accruals would not be meaningful to either second- or third-quarter results of operations or financial condition.

Pro forma combined results of operations prepared assuming the acquisition had occurred at the beginning of the comparative periods are not being presented since they would not differ materially from reported results.

Also as a result of the merger the Company entered into an employee retention incentive program which will award approximately 1.3 million shares of the Company’s stock to eligible employees if certain employment and revenue targets are achieved over a two year timeframe. The estimated cost of this program is approximately $10.0 million and will be recognized ratably over the two year timeframe.

5. Stock Options

Under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123, the Company has elected to continue to apply Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan grants. Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans consistent with the method required by SFAS No. 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated in the following chart:

	Three Months Ended		Six Months Ended
(In millions, except per-share amounts)	6/27/2003	6/28/2002	6/27/2003	6/28/2002

Net Loss, as reported	($110.7)	($142.8)	($153.6)	($137.5)
Plus: stock-based employee compensation expense included in reported net earnings, net of related tax effects	2.7	2.7	5.4	4.5
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19.8)	(31.9)	(36.5)	(68.5)

Pro forma net loss	($127.8)	($172.0)	($184.7)	($201.5)

Loss per common share:
As reported	($0.27)	($0.35)	($0.37)	($0.33)
Pro forma	($0.31)	($0.42)	($0.45)	($0.49)
Loss per common share, assuming dilution:
As reported	($0.27)	($0.35)	($0.37)	($0.33)
Pro forma	($0.31)	($0.42)	($0.45)	($0.49)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2003 and 2002:

	2003	2002

Expected volatility	74.2%	68.9%
Risk-free interest rate	2.78%	4.1%
Expected life	5.25years	5.6years
Expected dividend yield	0.0%	0.0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. It requires the use of assumptions that are subjective, such as the expected volatility of the exercise price and the expected remaining life of the option. Since the Company’s options have significantly different characteristics from traded options, and since the changes in the subjective input assumptions can result in materially different fair value estimates, in management’s opinion, the existing option pricing models do not necessarily provide a reliable single measure of the fair value of the options and do not give a meaningful comparison of companies in a given industry.

6. Comprehensive Loss

Comprehensive income (loss) is an expression of the Company’s net income (loss) adjusted for foreign currency translation adjustments and net unrealized gains or losses on available-for-sale securities. The comprehensive losses were as follows:

	Three months ended		Six months ended
(In millions)	6/27/2003	6/28/2002	6/27/2003	6/28/2002

Net Loss	($110.7)	($142.8)	($153.6)	($137.5)
Other comprehensive income (loss):
Net Unrealized Gain (Loss)	1.4	.5	—	(.9)
Cumulative Translation
Adjustment	65.1	73.3	90.3	69.9

Comprehensive Loss	($44.2)	($69.0)	($63.3)	($68.5)

7. Loss per Share

The following table sets forth the computation of the Company’s loss per share:

	Three Months Ended		Six Months Ended

(In millions, except per-share amounts)	6/27/2003	6/28/2002	6/27/2003	6/28/2002

Numerator:
Net Loss	($110.7)	($142.8)	($153.6)	($137.5)
Denominator:
Denominator for basic earnings per share-
Weighted-average shares outstanding	412.5	411.2	412.4	410.9
Effect of dilutive securities:
Employee stock options and awards	—	—	—	—

Denominator for diluted earnings (loss) per share- adjusted weighted-average shares outstanding
And assumed conversions	412.5	411.2	412.4	410.9
Loss per share	($0.27)	($0.35)	($0.37)	($0.33)
Loss per share, assuming dilution	($0.27)	($0.35)	($0.37)	($0.33)

8. Product Warranties

The Company offers warranties for all of its products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company provides a basic limited warranty, including parts and labor, for all products for a period up to five years. Factors that enter into the Company’s estimate of its warranty reserve include the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. The following table presents the changes in the Company’s product warranty reserve:

	Three months ended	Six months ended
(In millions)	June 27, 2003	June 27, 2003

Total product warranty reserve at the beginning of the period	$14.0	$13.9
Accruals for product warranties issued	6.4	9.6
Settlements made during the period	(3.8)	(6.9)

Total product warranty reserve at the end of the period	$16.6	$16.6

9. Income Taxes

SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This valuation allowance offsets the value of tax assets related to the carryforward of tax deductions, operating losses, and tax credits. While the Company expects to realize these benefits, it also expects to continue to record a full valuation allowance on future U.S. and certain non-U.S. tax benefits until an appropriate level of profitability is attained.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In June 2003, the Company acquired 100% of the outstanding preferred and common stock of Vivace Networks, Inc. (“Vivace”), renamed Tellabs San Jose, a leading provider of flexible, high-performance multi-service edge switch routers. (See Note 4: Business Combinations).The acquisition enables Tellabs to expand into the high-growth global service provider edge router and switch market. The acquisition brings two new complementary products to Tellabs that will become the Tellabs® 8800 series: the Tellabs® 8860 multi-service switch router, which offers 320 gigabits of full-duplex switching capacity and the Tellabs® 8820 multi-service switch router, a flexible high-performance service edge switching platform that provides up to 16 gigabits of port density in a compact form factor.

Tellabs’ optical networking systems are the primary strategic products the Company offers to service providers in North America. These systems manage network bandwidth to help service providers deliver voice, data and video services while reducing operating costs. Product offerings include the Tellabs® 5000 series of digital-cross connect systems, the Tellabs® 5500 NGX and Tellabs® 6500 transport switches and the Tellabs® 7100 series of optical transport systems.

The Company’s primary strategic offerings for service providers outside North America are the next-generation SDH (synchronous digital hierarchy) transport products and managed access systems. The Company’s customers use these systems to deliver voice and data services for businesses and consumer wireless services. Products include the Tellabs® 6300 and Tellabs® 8000 series of managed access and transport systems and the Tellabs® 7200 optical transport system.

Included under the heading Other Products are the Tellabs® 2000 family of cable telephony distribution systems, the Tellabs® 3000 family of broadband and narrowband echo cancellers and Tellabs voice-quality enhancement (VQE) solutions, and a small amount of other miscellaneous product revenue. Although these products are sold to customers around the world, organizationally they are managed as part of the North

America business. In the future, this category will also contain revenues generated by the Tellabs 8860 multi-service switch router and the Tellabs 8820 multi-service switch router.

The Company also generates revenue globally from professional services such as product and system installation, network deployment, traffic management and others. Revenue trends from professional services have generally followed the revenue trend for product sales.

Beginning in the first half of 2001, telecommunications service providers, particularly in the United States, began to significantly reduce their capital spending. This began a period of significant change in the market conditions within the telecommunications industry. Throughout this period the Company has responded by undertaking actions to realign its business with the changes taking place in the industry and its expectations for the future. Those actions have included: reducing headcount from a peak of 9,200 in the first quarter of 2001 to less than 4,200 at the end of the second quarter of 2003; and closing four out of six manufacturing facilities. Throughout 2003 the Company will continue to identify and implement actions to cut fixed costs through facility consolidation, increase returns from manufacturing operations, including outsourcing additional portions of its manufacturing operations and implement further cost reductions across the business including work force reductions as needed. These efforts may result in additional restructuring charges.

Results of Operations

Market conditions during the quarter within the telecommunications equipment industry continued to be impacted by a combination of decreased end-user demand, excess capacity in both network bandwidth and the number of service providers, burdensome debt obligations for some providers, extended macroeconomic and geopolitical concerns, and certain regulatory uncertainties. The Company cannot predict when these conditions will improve. All of these market conditions have negatively impacted the Company’s revenue performance in the periods of this report.

In response to these continuing market conditions the Company announced during the second quarter of 2003 a further restructuring of its operations. The major components of the restructuring efforts included workforce reductions and the closure and consolidation of excess facilities. Other charges included the write-off of excess inventories, an accrual for excess inventory purchase commitments, and the write-off of related fixed assets. Total charges associated with this plan were $86.7 million. This amount was partially offset by a reversal of $6.4 million of previously recorded restructuring costs relating to severance and the receipt of greater than expected proceeds on the disposal of fixed assets. The net charge during the second quarter of 2003 was $80.3 million. (See Note 3: Restructuring & Other Charges)

In the second quarter of 2002, the Company’s management approved a plan to restructure its operations. The major components of the restructuring efforts included workforce reductions, the closure and consolidation of excess facilities, and a review of the sufficiency of the reserves for excess leased facilities from the Company’s 2001 restructuring programs. Other charges included the write-off of excess inventories, an accrual for excess inventory purchase commitments, and the write-off of related fixed assets. Total charges associated with this plan were $219.1 million. (See Note 3: Restructuring & Other Charges)

Quarter Ended June 27, 2003, Compared with the Quarter Ended June 28, 2002

Total revenue for the quarter ended June 27, 2003, was $234.1 million compared with $344.6 million in the second quarter of 2002. This is primarily due to a decline in the products sold in North America. Revenue within North America for the second quarter of 2003 amounted to $141.2 million or 60.3% of total revenue, compared with $249.5 million or 72.4% in the second quarter of 2002. International revenue for the second quarter of 2003 amounted to $92.9 million or 39.7% of total revenue, compared with $95.1 million or 27.6% in the second quarter of 2002.

Optical Networking

Revenues from optical networking products were $92.7 million in the second quarter of 2003, compared with $162.0 million in the second quarter of 2002. New product revenues (Tellabs 5500 NGX, Tellabs 6500 and Tellabs 7100 systems) fell to $7.6 million from $29.6 million in the second quarter of 2002, reflecting an unwillingness by customers to purchase new products for their networks.

Next-Gen SDH and Managed Access Systems

Next-Gen SDH transport products and managed access systems, the primary products the Company offers to its international customers, accounted for $69.7 million in sales during the second quarter of 2003, compared with $57.1 million in the second quarter of 2002. The increase was the result of higher revenue from both the Tellabs 8000 managed access systems and the Tellabs 6300 transport switch.

New international products (Tellabs® 6340, Tellabs® 6350 and Tellabs 7200 systems) accounted for $14.8 million of revenue in the second quarter of 2003 compared with $8.0 million in the second quarter of 2002.

Other Products

Revenue from Other Products was $32.7 million for the second quarter of 2003 compared with $81.4 million for the same period last year. The decline in revenue is primarily the result of lower sales of the Tellabs 2000 cable telephony products.

Professional Services

Professional services revenue for the quarter ended June 27, 2003, was $39.0 million, compared with $44.1 million in the second quarter of 2002. The decline in services revenue is attributable to the decrease in installation-related services due to the lower level of overall product revenue, offset slightly by an increase in other value-added services.

Gross Profit

For the quarter ended June 27, 2003, total gross profit was $44.5 million or 19.0% of revenue compared with $49.4 million or 14.3% of revenue in the second quarter of 2002. Of the 4.7 percentage point increase in gross margin, approximately 9.1 percentage points was due to a reduction in charges for excess and obsolete inventories and excess purchase commitments ($54.3 million in 2003 vs. $111.3 million in 2002); partially offsetting this improvement was a reduction of 4.4 percentage points due to lower absorption of fixed manufacturing cost due to lower volume, a shift in product mix toward lower margin products, and lower product prices due to the competitive environment.

Operating Expenses

Operating expenses declined by $113.4 million from the second quarter of 2002 to the second quarter of 2003. Of the decline, $75.4 million was due to a reduction in restructuring and other charges ($32.5 million in 2003 vs. $107.9 million in 2002; See Note 3: Restructuring & Other Charges); and $38.0 million was due to lower headcount related expenses which were a direct result of workforce reductions; lower depreciation, amortization, and facilities expense due to prior restructuring actions; and implementation of expense control initiatives across the Company.

Effective Tax Rate

The effective tax rate for the quarter ended June 27, 2003, was an expense of 3.1% compared with a benefit of 34.5% in the second quarter of 2002. The tax rate for the second quarter of 2003 reflects the absence of a tax benefit for operating losses incurred primarily in the United States and a small tax provision from international operations.

SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This valuation allowance, which totaled $212 million at the end of second quarter 2003, offsets the value of tax assets related to the carryforward of tax deductions, operating losses, and tax credits. While the Company expects to realize these assets, it also expects to continue to record a full valuation allowance on future U.S. and certain non-U.S. tax benefits until an appropriate level of profitability is attained.

Six Months Ended June 27, 2003, Compared with the Six Months Ended June 28, 2002

Total revenue for the six months ended June 27, 2003, was $456.6 million compared with $716.1 million in the first six months of 2002. Declines occurred across all product families and in both the international and North American businesses. Revenue within North America for the first half of 2003 amounted to $282.6 million or 61.9% of total revenue, compared with $508.6 million or 71.0% of total revenues in the first half of 2002. International revenue for the first half of 2003 amounted to $174.0 million or 38.1% of total revenue, compared with $207.5 million or 29.0% of total revenues in the first half of 2002.

Optical Networking Products

Revenues from optical networking products were $197.2 million in the first six months of 2003, compared with $342.5 million in the first six months of 2002. New product revenues (Tellabs 5500 NGX, Tellabs 6500 and Tellabs 7100 systems) for the first six months of 2003 were $22.3 million versus $43.5 million for the first half of 2002, reflecting an unwillingness by customers to purchase new products for their networks.

Next-Gen SDH and Managed Access Systems

Next-Gen SDH transport products and managed access systems, the primary products the Company offers to its international customers, accounted for $132.1 million in revenues during the first half of 2003, compared with $137.6 million in the first half of 2002. The decrease was the result of lower revenue from the Tellabs 7200 system partially offset by higher revenues from both the Tellabs 8000 managed access systems and the Tellabs 6300 transport switches.

New international products (Tellabs 6340, Tellabs 6350 and Tellabs 7200 systems) accounted for $29.0 million of revenue in the first half of 2003 compared with $29.6 million in the first half of 2002.

Other Products

Revenue from Other Products was $52.6 million for the first six months of 2003 compared with $140.2 million for the same period last year. The decline in revenue is primarily the result of lower sales of our Tellabs 2000 cable telephony products.

Professional Services

Professional services revenue for the six months ended June 27, 2003, was $74.7 million, compared with $95.8 million for the same period in 2002. The decline in services revenue is attributable to the decrease in installation-related services due to the lower level of overall product revenue, offset slightly by an increase in other value-added services.

Gross Profit

For the six months ended June 27, 2003, total gross profit was $138.0 million or 30.2% of revenue compared to $224.4 million or 31.3% of revenue in the first six months of 2002. Margins were benefited by approximately 3.6 percentage points due to a reduction in charges for excess and obsolete inventories and excess purchase commitments ($54.3 million in 2003 vs. $111.3 million in 2002), but the benefit was more than offset by the effect of a lower absorption of fixed manufacturing cost due to a significantly lower volume, a shift in product mix toward lower margin products, and lower product prices due to the competitive environment.

Operating Expenses

Operating expenses declined by $144.3 million from the first six months of 2002 to the first six months of 2003. Of the decline, $75.4 million was due to a reduction in restructuring and other charges ($32.5 million in 2003 vs. $107.9 million in 2002; See Note 3: Restructuring & Other Charges) and $68.9 million was due to lower headcount related expenses which were a direct result of workforce reductions; lower depreciation, amortization, and facilities expense due to prior restructuring actions; and implementation of expense control initiatives across the Company.

Effective Tax Rate

The tax rate for the first six months of 2003 was nominal, reflecting a small tax provision on our international operations and no tax benefit on our domestic operations. The effective tax rate for the six months ended June 28, 2002 was 34.5%.

SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This valuation allowance, which totaled $212 million at the end of second quarter 2003, offsets the value of tax assets related to the carryforward of tax deductions, operating losses, and tax credits. While the Company expects to realize these assets, it also expects to continue to record a full valuation allowance on future U.S. and certain non-U.S. tax benefits until an appropriate level of profitability is attained.

Financial Condition, Liquidity and Capital Resources

The Company’s principal source of liquidity remained its cash and equivalents and short-term investments, which increased, in total, $31.5 million during the first six months of 2003 to $1,050.7 million. This increase during the first half of the year was due primarily to the receipt of a $157.7 million U.S. tax refund and the positive impact of the strengthening euro vs. the dollar, offset by the cash paid in acquiring Vivace Networks (See Note 4: Business Combinations).

During the first six months of 2003, the Company’s cash and equivalents balance decreased $206.2 million while its short-term investment balance increased $237.8 million. These changes reflect management’s decision to modify the investment portfolio mix for its European operations, moving away from highly liquid cash equivalents and into higher yielding short-term investments.

Approximately one-half of the $1,050.7 million in funds was generated by offshore operations and remains invested offshore. The Company currently considers these funds to be permanently re-invested. In the event the funds are needed for investment purposes in the United States some additional foreign withholding taxes and U.S. federal income taxes might be payable. The amount of the taxes will depend on foreign withholding tax rates and the Company’s tax position in the United States at the time the funds are repatriated. Any such taxes are not expected to have a significant impact on the Company’s liquidity.

Management believes that the current level of working capital, and in particular its cash and short-term investments, are sufficient to meet the Company’s normal operating and strategic growth needs, both now and in the foreseeable future. Management believes sufficient resources exist to support the Company’s operations, including funding the remaining short-term obligations under the restructuring programs, either through currently available cash, cash generated from future operations, short-term or long-term financing or equity offerings.

Critical Accounting Policies

There were no changes in critical accounting policies during the quarter.

Outlook

During its quarterly investor teleconference held on July 22, 2003, the Company indicated it could not provide specific revenue or earnings guidance for future quarters. However, the Company stated that based on leading internal indicators the Company anticipated flat to slightly up revenue in the third quarter, with risk from normal third-quarter seasonality and a potential strike at Verizon, one of Tellabs’ largest customers.

Future revenue growth is dependent on revenue growth from both existing and new products. However, the Company believes that industry conditions will continue to be marked by constrained customer spending, making it difficult to predict with an acceptable level of confidence what its customers’ capital spending will be for products Tellabs currently offers. The Company also believes its customers will continue to be reluctant to purchase new products for their networks. Therefore, the Company cannot predict the level of market acceptance of new products, particularly in North America where revenue from new products (Tellabs 5500 NGX, Tellabs 6500, and Tellabs 7100) declined year-over-year. As a result of these market conditions, the Company expects to continue to experience a highly-competitive pricing environment and related margin pressure across some product lines.

The Company will continue to pursue a strategy for profitable growth that includes getting maximum earnings power in an uncertain revenue environment, reducing costs to improve financial performance to breakeven and beyond, and channeling investments, including potential acquisitions, toward the most promising growth opportunities. This strategy could lead the Company to:

•	Reduce its workforce.

•	Close, consolidate, or outsource manufacturing plants and other facilities.

•	Dispose of machinery and equipment and other fixed assets.

•	Reduce general operating expenses.

•	Form strategic business relationships, including acquisitions.

•	Terminate unprofitable product lines or scale back development of new product features for existing products.

In the event any of these actions are taken, it is possible the Company would be required to record restructuring or other charges of a currently undeterminable amount.

On August 1, 2003 the Company announced a plan to outsource manufacturing of its North American products by the end of 2003 to Sanmina-SCI Corporation (“Sanmina”). The Company believes that partnering with Sanmina will allow it to benefit from lower manufacturing costs, and by freeing up capital currently invested in equipment, inventory and facilities. As a result of the plan, the Company will close its main Bolingbrook, Illinois building and lay off approximately 325 employees. Beginning with the third quarter of 2003, the Company expects to record an estimated $90-100 million in charges related to the outsourcing move. Cash outflows resulting from incremental expenses and restructuring charges associated with the outsourcing are expected to be approximately offset by cash inflows arising from a sale of inventory to Sanmina.

Prior to the acquisition of Vivace in June 2003, the Company had announced a target to reduce quarterly operating expenses to $125 million by the fourth quarter of this year. This amount excluded any future operating expenses or charges related to the Vivace acquisition or subsequent restructuring activities because they were not known at the time the $125 million target was announced. Although operating expenses in future quarters will reflect the addition of Vivace, and the recently announced restructuring activities, management intends to continue to develop and implement plans targeted at reducing those expenses encompassed by the $125 million goal.

The Company previously announced it expects Vivace to add $6-8 million of operating expenses in the third quarter and possibly higher in the fourth quarter due to accelerating product development initiatives. The Company also expects operating expenses to increase due to amortization of acquired intangibles, deferred compensation expense related to the Company’s assumption of Vivace’s stock options, and the write-off of in-process research and development acquired in the acquisition.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “plan,” “intend,” “likely,” “will,” “should” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunication service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; manufacturing efficiencies; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; facility construction and start-ups; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Exhibit 99.3 to Form 10-Q for the quarterly period ended March 28, 2003 filed with the SEC on May 9, 2003. The Company’s actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward-looking statements in determining whether to buy, sell or hold any of the Company’s securities. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 27, 2002.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 18, 2002, a class action complaint was filed in the United States District Court of the Northern District of Illinois against the Company, Michael Birck, and Richard Notebaert (former CEO, Director, and President of the Company). Thereafter, eight similar complaints were also filed in the United States District Court of the Northern District of Illinois. All nine of these actions were subsequently consolidated, and on December 3, 2002, a consolidated amended class action complaint was filed against the Company, Mr. Birck, Mr. Notebaert, and certain other of the Company’s current or former officers and/or directors. The consolidated amended complaint alleged that during the class period (December 11, 2000-June 19, 2001) the defendants violated the federal securities laws by making materially false and misleading statements, including, among other things, allegedly: providing revenue forecasts that were false and misleading, misrepresenting demand for its products, and reporting overstated revenues for the fourth quarter of the year 2000 in the Company’s financial statements. Further, certain of the individual defendants were alleged to have violated the federal securities laws by trading Company securities while allegedly in possession of material, non-public information about the Company pertaining to these matters. On January 17, 2003, the Company and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted defendants’ motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003 plaintiffs filed a second consolidated amended class action complaint against the Company, Mssrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. The Company intends to file a motion seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint, and otherwise to defend this action vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

On April 22, 2003, the Company held its annual meeting of stockholders at the Signature Room at Seven Bridges in Woodridge, Illinois.

Messrs. Bo Hedfors, Mr. Michael Lavin and Jan Suwinski were elected as members of the Tellabs Board of Directors for 3-year terms expiring in 2006. A stockholder proposal regarding declassification of the Board was approved by a majority of votes cast. The votes on these matters were as follows:

     1.     Election of Directors

Name	For	Withheld

Bo Hedfors	333,499,503	20,512,205
Michael Lavin	333,444,549	20,567,159
Jan Suwinski	322,159,720	31,851,988

     Stockholder proposal regarding declassification of the Board.

For	Against	Abstain

186,661,772	86,529,904	2,725,269

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

99.1 – Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99.2 – Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99.3 – Agreement and plan of merger and reorganization by Tellabs, Inc., Vivace Networks, Inc. and Venice Acquisition Corp.

99.4 – Amendment to agreement and plan of merger and reorganization between Tellabs, Inc., and Vivace Networks, Inc.

(B) Reports on Form 8-K:

The Registrant filed a press release on April 22, 2003, announcing the election of Bo Hedfors, Michael Lavin and Jan Suwinski as members of the Tellabs Board of Directors and the passage of a stockholder proposal to recommend annual elections of all directors.

The Registrant filed a press release on May 13, 2003, announcing its plan to merge with Vivace Networks.

The Registrant filed a press release on June 18, 2003, announcing the completion of its merger with Vivace Networks.

The Registrant filed a press release on July 24, 2003, announcing its earnings for the quarter ended June 27, 2003.

The Registrant filed a press release on August 1, 2003, announcing Tellabs will outsource North American manufacturing to Sanmina-SCI.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.
(Registrant)

/s/ JAMES A. DITE

James A. Dite
Vice President and Controller
(Principal Accounting Officer)

August 4, 2003
(Date)