Form 10-Q/A
period 2003-06-27
TELLABS INC
filed 2003-08-08
CIK 317771

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               __________________


                                   FORM 10-Q/A

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-9692


                                  TELLABS, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                    36-3831568
         (State of Incorporation)                         (I.R.S. Employer
                                                        Identification No.)


      ONE TELLABS CENTER, 1415 W. DIEHL ROAD,
               NAPERVILLE, ILLINOIS                             60563
       (Address of Principal Executive Offices)              (Zip Code)

       Registrant's telephone number, including area code: (630) 378-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO
                                               ---   ---

Common Shares, $.01 Par Value - 412,895,751 shares outstanding on June 27, 2003.

The Company is filing this amendment on Form 10-Q/A for the quarter ended June 27, 2003 to file its Section 302 Certifications that were inadvertently omitted in the original filing.

This amendment does not otherwise update any other information or disclosures set forth in the original filing of the Quarterly Report on August 7, 2003.

                                  TELLABS, INC.
                                      INDEX




CERTIFICATIONS


SIGNATURE

                                 CERTIFICATIONS



I, Timothy J. Wiggins, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Tellabs, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 4, 2003

                                                     /S/ TIMOTHY J. WIGGINS
                                                     ------------------------
                                                     Timothy J. Wiggins
                                                     Chief Financial Officer

I, Michael J. Birck, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Tellabs, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: August 4, 2003

                                                 /S/ MICHAEL J. BIRCK
                                                 ------------------------------
                                                 Michael J. Birck
                                                 Chief Executive Officer

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TELLABS, INC.
                                  -------------
                                  (Registrant)



                                                 /S/ JAMES A. DITE
                                                 ------------------------------
                                                 James A. Dite
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)

                                                 August 8, 2003
                                                 (Date)