Form 10-Q
period 2003-09-26
TELLABS INC
filed 2003-11-06
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________to_____________

Commission file Number: 0-9692

TELLABS, INC.

(Exact name of registrant as specified in its charter)
Delaware	36-3831568
(State of Incorporation)	(I.R.S. Employer
Identification No.)

One Tellabs Center, 1415 W. Diehl Road,
Naperville, Illinois	60563
(Address of Principal Executive Offices)	(Zip Code)

               Registrant’s telephone number, including area code: (630) 378-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X]   NO [  ]

Common Shares, $.01 Par Value - 417,230,204 shares outstanding on September 26, 2003.

TELLABS, INC.
INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Comparative Statements of Operations
Condensed Consolidated Balance Sheets
Condensed Consolidated Comparative Statements of Cash Flow
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURE

TELLABS, INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended

(In millions, except per-share data)	9/26/03	9/27/02	9/26/03	9/27/02

Net Sales
Product and other	$205.9	$251.8	$587.7	$872.1
Services	38.6	36.3	113.4	132.1

	244.5	288.1	701.1	1,004.2
Cost of Sales
Product and other	121.8	138.3	381.4	561.7
Services	29.5	30.8	88.5	99.1

	151.3	169.1	469.9	660.8

Gross Profit	93.2	119.0	231.2	343.4
Operating Expenses
Selling, general and administrative	58.9	70.1	182.3	226.1
Research and development	68.4	80.4	219.9	257.3
Purchased in-process research and development	—	—	—	5.4
Intangible asset amortization	3.8	2.4	8.7	6.4
Restructuring & other charges	28.5	68.0	54.6	175.9

	159.6	220.9	465.5	671.1
Operating Loss	(66.4)	(101.9)	(234.3)	(327.7)
Other Income (Expense)
Interest income	8.4	9.0	26.3	25.0
Interest expense and other	(6.4)	(30.3)	(10.1)	(30.2)

	2.0	(21.3)	16.2	(5.2)
Loss Before Income Tax	(64.4)	(123.2)	(218.1)	(332.9)
Income tax expense (benefit)	0.4	(32.1)	0.3	(104.3)

Net Loss	($64.8)	($91.1)	($218.4)	($228.6)

Loss per Share	($0.16)	($0.22)	($0.53)	($0.56)

Average number of common shares outstanding	413.3	411.8	412.7	411.2

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	9/26/03	12/27/02

(In millions, except share amounts)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$241.8	$453.6
Investments in marketable securities	824.0	565.6

	1,065.8	1,019.2
Accounts receivable, net	178.6	216.8
Inventories
Raw materials	33.6	92.4
Work in process	12.3	15.5
Finished goods	28.7	66.6

	74.6	174.5
Income taxes receivable	16.1	174.8
Miscellaneous receivables and other current assets	85.8	31.2

Total Current Assets	1,420.9	1,616.5
Property, plant and equipment	744.2	770.2
Less: accumulated depreciation	392.4	349.3

	351.8	420.9
Goodwill	552.2	455.7
Intangible assets, net	105.9	70.1
Other Assets	119.1	142.5

Total Assets	$2,549.9	$2,705.7

Liabilities
Current Liabilities
Accounts payable	$59.7	$77.4
Accrued liabilities	85.1	94.5
Accrued restructuring and other charges	56.9	85.4

Total Current Liabilities	201.7	257.3
Accrued long-term restructuring charges	53.3	45.5
Income Taxes	89.0	82.9
Other long-term liabilities	34.5	29.7
Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $.01 par value; no shares issued and outstanding	—	—
Common stock: 1,000,000,000 shares of $.01 par value; 417,230,204 and 415,440,414 shares issued and outstanding	4.2	4.1
Additional paid-in capital	552.5	543.6
Treasury stock, at cost: 3,250,000 shares	(129.6)	(129.6)
Deferred compensation expense	(12.4)	(19.3)
Accumulated other comprehensive income (loss)
Cumulative translation adjustment	28.7	(57.4)
Unrealized net gains on available-for-sale securities	2.9	5.4

Total accumulated other comprehensive income (loss)	31.6	(52.0)
Retained earnings	1,725.1	1,943.5

Total Stockholders’ Equity	2,171.4	2,290.3

Total Liabilities and Stockholders’ Equity	$2,549.9	$2,705.7

The accompanying notes are an integral part of these statements.

TELLABS INC.
CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended

(In millions)	9/26/03	9/27/02

Operating Activities
Net Loss	($218.4)	($228.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Restructuring and other charges	128.3	286.9
Depreciation and amortization	85.0	107.8
(Gain)/loss on investments and other	(4.9)	24.9
Net change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	46.8	176.5
Inventories	51.7	86.6
Other current assets	(43.6)	0.0
Long-term assets	2.5	(36.2)
Accounts payable	(22.4)	2.2
Accrued liabilities	(48.5)	(38.7)
Restructuring liabilities	(20.8)	(143.6)
Income taxes	158.7	(46.6)
Other, net	11.7	3.7

Net Cash Provided by Operating Activities	126.1	194.9
Investing Activities
Acquisition of property, plant and equipment	(10.5)	(44.3)
Proceeds from sales and maturities of investments	1,036.3	578.1
Payments for purchases of investments	(1,274.3)	(657.2)
Payments for acquisitions, net of cash acquired	(123.4)	(289.8)

Net Cash Used for Investing Activities	(371.9)	(413.2)
Financing Activities
Payments of notes payable and capital leases	—	(8.2)
Proceeds from issuance of common stock	3.7	2.5

Net Cash Provided by (Used for) Financing Activities	3.7	(5.7)
Effect of Exchange Rate Changes on Cash	30.4	45.1

Net Decrease in Cash and Cash Equivalents	(211.7)	(178.9)
Cash and Cash Equivalents at Beginning of Year	453.5	701.9

Cash and Cash Equivalents at End of Quarter	$241.8	$523.0

Other Information
Interest paid	$0.0	$1.0

Income taxes paid	$3.6	$21.9

               The accompanying notes are an integral part of these statements.

TELLABS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial statements and the requirements of Form 10-Q and applicable rules of Regulation S-X and accordingly do not include all disclosures normally required by generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 27, 2002.

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

2.     New Accounting Pronouncements

In June 2003, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards 149, an Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

SFAS 149 and 150 were adopted during the Company’s third quarter and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In addition, in January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by an equity investor if that investor is subject to a majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the entity’s residual returns, or both. In October 2003, FASB delayed the required implementation of this interpretation until the Company’s fourth quarter of 2003 to allow FASB to address certain implementation issues. The Company, pending any material change in guidance from FASB, does not believe that this interpretation will have a material impact on its financial position, results of operations or cash flows.

3.     Restructuring and Other Charges

In both the second and third quarters of 2003, the Company’s management approved plans to further restructure its operations due to the continuing difficult market conditions in the telecommunications industry. The major components of the restructuring include the outsourcing of the Company’s North American manufacturing operations, workforce reductions and the closure and consolidation of excess facilities. The major charges included in the restructuring were for workforce reductions, accelerated depreciation of plant and equipment, the revaluation and write-off of inventories, an accrual for excess inventory purchase commitments, and the write-off of fixed assets. The outsourcing of the Company’s North American manufacturing operations will result in the layoff of approximately 300 employees, the above-mentioned accelerated depreciation on related plant and equipment, and the sale of the Company’s Bolingbrook, Illinois manufacturing facility. The remaining employees will be relocated to the Company’s headquarters in Naperville Illinois. The manufacturing operations ceased at the end of October, 2003. For further discussion of the Company’s April 2003 restructuring plan, refer to the Form 10-Q of Tellabs for the period ended June 27, 2003, as filed with the Securities and Exchange Commission.

In both the second and third quarters of 2002, the Company’s management approved plans to restructure its operations due to the sustained impact the industry-wide recalibration in capital spending by the major telecommunication carriers was having on the Company. Major components of the restructuring included a realignment of worldwide inventory levels to match customer demand, which resulted in the write-off of excess inventories and the accrual for excess inventory purchase commitments; workforce reductions; the closure and consolidation of excess facilities, including manufacturing facilities in Ronkonkoma, New York and Shannon, Ireland, along with the write-off of related fixed assets; a write-down of equity investments; and a review of the sufficiency of the reserves for excess leased facilities from the Company’s 2001 restructuring programs in light of current economic conditions. For further discussion of the Company’s second and third quarter 2002 restructuring plan, refer to the Form 10-Q of Tellabs for the period ended June 28, 2002 and September 27, 2002, respectively, as filed with the S.E.C..

The total amount estimated to be incurred under 2003 restructuring charges range from $172.0 million to $209.0 million. These amounts include between $37.0 million and $40.0 million for inventory adjustments, approximately $22.0 million for excess purchase commitments, approximately $49.0 million for accelerated depreciation on buildings and equipment, $35.0 million to $42.0 million for severance and related expenses, $25.0 million to $50.0 million for the disposal of property, plant and equipment, $3.0 million to $5.0 for the consolidation of excess leased facilities and approximately $1.0 million for other obligations.

Below is an analysis of the restructuring and other charges expensed during the third quarter of 2003 and 2002 by major income statement classifications:

(in millions)

Income Statement Classification	Description	9/26/03	9/27/02

Product Cost of Sales	Inventory adjustments	$2.7	$—
	Excess purchase commitments	.9	—
	Accelerated depreciation on buildings and equipment	15.8	—

	Total Cost of Sales	19.4	—

Restructuring and other charges	Severance and related expenses	6.6	22.6
	Consolidation of excess leased facilities	0.4	10.5
	Disposal of property, plant and equipment	4.7	25.4
	Accelerated depreciation on buildings and equipment	16.5	—
	Other obligations	0.3	9.5

	Total operating expenses	28.5	68.0

Net restructuring and other charges		$47.9	$68.0

Below is an analysis of the restructuring and other charges expensed year-to-date through the third quarter of 2003 and 2002 by major income statement classifications:

(in millions)

Income Statement Classification	Description	9/26/03	9/27/02

Product Cost of Sales	Inventory adjustments	$36.1	$53.2
	Excess purchase commitments	21.8	58.0
	Accelerated depreciation on buildings and equipment	15.8	—

	Total Cost of Sales	73.7	111.2

Restructuring and other charges	Severance and related expenses	21.6	51.3
	Consolidation of excess leased facilities	1.0	44.7
	Disposal of property, plant and equipment	19.4	67.3
	Accelerated depreciation on buildings and equipment	16.5	—
	Other obligations	2.4	12.6

	Sub-total	60.9	175.9
Adjustments to prior Restructuring Reserves:	Reversal of excess severance	(1.3)	—
	Proceeds from fixed asset disposals	(5.0)	—

	Total operating expenses	54.6	175.9

Net restructuring charge and other charges		$128.3	$287.1

The following table displays the Company’s restructuring and other charges activity during the first nine months of 2003 and the status of the reserves at September 26, 2003:

			Severance	Consol. of	Disposal of
		Excess	and	Excess	Property,
(in	Inventory	Purchase	Related	Leased	Plant and	Accelerated
millions)	Write-Offs	Commitments	Expenses	Facilities	Equipment	Depreciation	Other	Total

Balance at 12/27/02	$—	$30.0	$9.5	$81.8	$—	$—	$9.6	$130.9

Cash activity	—	(0.2)	(6.4)	(10.7)	—	—	(7.5)	(24.8)
Non-Cash Activity	—	0.8	0.7	0.3	—	—	0.3	2.1

Balance at 3/28/03	—	30.6	3.8	71.4	—	—	2.4	108.2

Additional reserves	33.4	20.9	15.0	0.5	14.7	—	2.2	86.7
Cash activity	—	(2.0)	(9.8)	(6.7)	—	—	(2.2)	(20.7)
Non-Cash Activity	(33.4)	0.8	(1.6)	0.4	(14.7)	—	0.3	(48.2)

Balance at 6/27/03	—	50.3	7.4	65.6	—	—	2.7	126.0

Additional reserves	2.7	0.9	6.6	0.4	4.7	32.3	0.3	47.9
Cash activity	—	(11.1)	(5.0)	(7.4)	—	—	—	(23.5)
Non-Cash Activity	(2.7)	(0.4)	0.1	—	(4.7)	(32.3)	(0.2)	(40.2)

Balance at 9/26/03	$—	$39.7	$9.1	$58.6	$—	$—	$2.8	$110.2

Inventory adjustments and excess purchase commitment accrual

Included in product cost of sales during the third quarter of 2003 were charges of approximately $3.7 million related to the write-down of inventories and an accrual for non-cancelable inventory purchase commitments deemed to be excess, due to the outsourcing of North American manufacturing operations. The inventory adjustments were recorded as a reduction to inventory, while the reserve for excess non-cancelable purchase commitments was recorded to accrued restructuring and other charges. The Company is working towards negotiating the settlement of all purchase commitments within the next twelve months.

Severance and related expenses

During the third quarter of 2003, the Company recorded charges of $6.6 million for severance pay and related fringe benefits for the reduction of employees worldwide resulting from its restructuring initiatives.

Consolidation of excess leased facilities

During the third quarter of 2003, the Company recorded $0.4 million in charges related to the consolidation of excess facilities. This charge was attributable to the closure or downsizing of certain locations.

Accelerated depreciation on building and equipment

During the third quarter of 2003, the Company recorded $32.3 in accelerated depreciation on the building and equipment related to the outsourcing of its North American manufacturing operations. Of this amount, $15.8 million was charged to cost of sales during the quarter with the remaining $16.5 million charged to operating expenses. The net impact on depreciation expense during the third quarter due to this change in estimate was $32.3 million, with an additional $17.0 million to be recorded in the fourth quarter of 2003.

Disposal of property, plant and equipment

The Company recorded a total of $4.7 million related to the disposal of property, plant and equipment as part of its restructuring activities. The property, plant and equipment consisted primarily of manufacturing equipment, lab and data equipment, and computer software. This equipment is disposed of primarily by conducting periodic open bid auctions with items sold to the highest bidders.

Of the remaining $110.2 million reserves as of September 26, 2003, $56.9 million is classified as short-term as it is expected to be paid in the next 12 months. The long-term balance of $53.3 million will be paid over the remaining terms of the facility leases which expire at various times through 2011.

4.     Business Combinations

In June 2003, the Company acquired 100% of the outstanding preferred and common stock of Vivace Networks, Inc. (renamed Tellabs San Jose post-acquisition) for $129.7 million in cash and options assumed, plus acquisition costs. The acquisition was financed with cash on hand and is accounted for under the purchase method of accounting. The operating results of the business have been included in the accompanying consolidated results of operations from its date of acquisition. Goodwill and intangible assets from this acquisition were $94.0 million and $37.5 million, respectively, based on an independent appraisal. The intangible assets are being amortized over a seven year useful life. Amortization of intangible assets during the third quarter and year-to-date period from this acquisition was $1.3 million.

The Company has entered into an employee retention incentive program which will award approximately 1.3 million shares of the Company’s stock to eligible employees if certain employment and revenue targets are achieved over a two-year timeframe. The estimated cost of this program is approximately $10.0 million and will be recognized ratably over the two-year timeframe. Pro forma combined results of operations are not being presented since they would not differ materially from reported results.

The components of the purchase price were as follows:

Component	(in millions)

Cash paid to equity holders	$124.6
Fair value of stock options assumed	5.1
Acquisition costs to date	0.6

Total	$130.3

The allocation of the purchase price was as follows:

(in millions)

Goodwill	$94.0
Intangible assets subject to amortization-developed technology	37.5
Other assets	16.2

Total assets	$147.7

Total liabilities	$17.4

Purchase price	$130.3

5.     Stock Options

The Company accounts for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, no compensation cost has been recognized for its fixed stock option plan grants. Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans consistent with the method required by SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated in the following chart:

	Three Months Ended		Nine Months Ended
(In millions, except per-share amounts)	9/26/03	9/27/02	9/26/03	9/27/02

Net Loss, as reported	($64.8)	(91.1)	($218.4)	($228.6)
Plus: stock-based employee compensation expense included in reported net earnings, net of related tax effects	2.9	2.7	8.3	7.2
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11.3)	(26.5)	(47.8)	(95.0)

Pro forma net loss	($73.2)	($114.9)	($257.9)	($316.4)

Loss per common share:
As reported	($0.16)	($0.22)	($0.53)	($0.56)
Pro forma	($0.18)	($0.28)	($0.63)	($0.77)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2003 and 2002:

	2003	2002

Expected volatility	74.2%	70.4%
Risk-free interest rate	2.46%	2.74%
Expected life	5.25 years	5.72 years
Expected dividend yield	0.0%	0.0%

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

6.     Comprehensive Loss

Comprehensive income (loss) is an expression of the Company’s net income (loss) adjusted for foreign currency translation adjustments and net unrealized gains or losses on available-for-sale securities. The comprehensive losses were as follows:

	Three months ended		Nine months ended
(In millions)	9/26/03	9/27/02	9/26/03	9/27/02

Net loss	($64.8)	($91.1)	($218.4)	($228.6)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities	(2.4)	2.2	(2.5)	1.2
Cumulative translation adjustment	(4.2)	1.0	86.1	71.0

Comprehensive loss	($71.4)	($87.9)	($134.8)	($156.4)

7.     Loss per Share

The following table sets forth the computation of the Company’s loss per share:

	Three Months Ended		Nine Months Ended

(In millions, except per-share amounts)	9/26/03	9/27/02	9/26/03	9/27/02

Numerator:
Net loss	($64.8)	($91.1)	($218.4)	($228.6)
Denominator:
Denominator for basic earnings per share-Weighted-average shares outstanding	413.3	411.8	412.7	411.2
Effect of dilutive securities:
Employee stock options and awards	0.0	0.0	0.0	0.0

Denominator for diluted earnings (loss) per share-adjusted weighted-average shares outstanding And assumed conversions	413.3	411.8	412.7	411.2
Loss per share	($0.16)	($0.22)	($0.53)	($0.56)

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

	Three months	Nine months
	ended	ended
(In millions)	9/26/03	9/26/03

Total product warranty reserve at the beginning of the period	$16.6	$13.9
Accruals for product warranties issued	4.9	14.5
Settlements made during the period	(1.9)	(8.8)

Total product warranty reserve at the end of the period	$19.6	$19.6

9.     Income Taxes

SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This valuation allowance, which totaled $272.0 million at the end of the third quarter 2003, offsets the value of tax assets related to the carry-forward of tax deductions, operating losses and tax credits. While the Company expects to realize these assets, it also expects to continue to record a full valuation allowance on future U.S. and certain non-U.S. tax benefits until an appropriate level of profitability is attained.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

Beginning in the first half of 2001, telecommunications service providers, particularly in the United States, began to significantly reduce their capital spending. This began a period of significant change in the market conditions within the telecommunications industry. Throughout this period the Company has responded by undertaking actions to realign its business with the changes taking place in the industry and its expectations for the future. Those actions have included reducing headcount approximately 40% and outsourcing its North American manufacturing operations. Although the Company has seen some recent stability in customer demand, the Company will continue to identify and implement actions to cut fixed costs through facility consolidation; increase returns from manufacturing operations; and implement further cost reductions across the business including work force reductions, as needed. These efforts may result in additional restructuring charges.

Restructuring

During the quarter, the Company continued to take actions to align its spending with revenue to facilitate a return to profitable growth. In particular, the Company announced it would outsource the majority of its manufacturing operations in North America to Sanmina-SCI, an effort that is scheduled to be completed by the end of 2003. As a result of this action, the Company recorded the following charges during the third quarter: $3.7 million for the sale of inventory to Sanmina-SCI; $32.3 million for accelerated depreciation on its main facility in Bolingbrook, Illinois, and associated machinery and equipment; and severance costs of $2.3 million. Of the total charges, $19.4 million was included in cost of sales, and the balance was included in operating expenses as restructuring charges. In conjunction with the outsourcing of the manufacturing operations, the Company transferred inventory to Sanmina-SCI and has a $44.1 million receivable from them for this transfer as of September 26, 2003. This amount is classified as a current miscellaneous receivable on the condensed consolidated balance sheet.

The Company also announced plans to reduce its worldwide workforce and close its development facility in St. Laurent, Quebec, Canada. As a result, the Company recorded $3.5 million of restructuring charges for severance costs.

Restructuring and other charges for the third quarter also includes $6.1 million for additional severance and fixed-asset costs related to restructuring plans announced in prior quarters.

Under applicable accounting rules that took effect in 2003, certain severance, facilities, and other costs associated with restructuring activities are to be recorded in the period when a liability has been incurred, rather than the period in which the restructuring plan is initiated. As a result, the Company will record additional restructuring and other charges over the next few quarters related to the third-quarter actions and restructurings implemented in prior quarters. Although the amount of the additional charges has not been determined, the Company estimates that $30 million to $50 million will be recorded in the fourth quarter and an aggregate of $15 million to $30 million in later quarters.

Results of Operations

Quarter Ended September 26, 2003 Compared with the Quarter Ended September 27, 2002

For the quarter just ended, the Company recorded a net loss of $64.8 million, or $0.16 per share, compared with a net loss of $91.1 million, or $0.22 per share in the year-ago quarter. Contributing to the improvement were lower restructuring charges ($28.5 million in 2003 versus $68.0 million in 2002), lower overall operating expenses (excluding restructuring charges), and lower charges for losses on strategic technology investments. Offsetting these improvements were lower overall revenue, and an increase in inventory-related charges ($19.4 million in 2003 versus none in 2002).

Revenue

Total revenue for the current quarter was $244.5 million compared with $288.1 million in the third quarter of 2002. The majority of the decline occurred in North America as a result of sharply lower orders for Tellabs’ cable telephony products by the Company’s largest customer. Revenue within North America for the third quarter of 2003 amounted to $143.3 million, or 59% of total revenue, compared with $198.8 million, or 69% of total revenue, in the third quarter of 2002. International revenue amounted to $101.2 million, or 41% of total revenue, compared with $89.2 million, or 31% of total revenue, in the third quarter of 2002.

Revenue from optical networking products, the primary strategic products the Company offers to its customers in North America, was $105.4 million in the third quarter of 2003, compared with $114.7 million in the third quarter of 2002. Revenue from new products

(Tellabs® 5500 NGX, Tellabs® 6500 and Tellabs® 7100® systems) declined to $6.7 million from $13.8 million in the third quarter of 2002 primarily due to lower revenue from Tellabs 6500 systems.

Revenue from Next-Gen SDH transport products and Tellabs® 8000 managed access systems, the primary strategic products the Company offers to its international customers, was $69.7 million, or relatively flat with the same period in 2002. Revenue from new international products (Tellabs® 6340, Tellabs® 6350 and Tellabs 7200® systems) declined $1.4 million from $12.6 million in 2002 to $11.2 million in 2003.

Revenue from other products was $30.8 million in the quarter, which represented a decline of $36.4 million from 2002. The decline was primarily attributable to lower revenue from the Company’s cable telephony products as previously mentioned.

Revenue from professional services increased slightly to $38.6 million from $36.3 million in the year-ago quarter. Within this category, revenue from installation-related services declined slightly due to lower product sales, but the decline was more than offset by an increase in other value-added services.

Gross Profit

Total gross profit for the quarter was $93.2 million or 38.1% of revenue, compared with $119.0 million or 41.3% of revenue for the third quarter of 2002. The decline was due primarily to the inventory charges of approximately $19.4 million, or 7.9% of revenue, relating to the outsourcing of the Company’s North American manufacturing operations, partially offset by better margins on products and services, and by manufacturing efficiencies.

Operating Expenses

Operating expenses for the quarter of $159.6 million represented a decline of $61.3 million from $220.9 million in 2002. Approximately $39.5 million of the decline was due to a reduction in restructuring and other charges ($28.5 million in 2003 vs. $68.0 million in 2002). The remainder of the decline—$21.8 million—was due to the impact of workforce reductions on headcount-related expenses; lower depreciation, amortization, and facilities expense due to prior restructuring actions; and implementation of additional expense control initiatives across the Company.

Other Income/Expense

Other expenses decreased from $30.3 million in 2002 to $6.4 million in 2003, primarily due to the write-down of strategic technology investments in the third quarter of 2002.

Effective Tax Rate

The tax rate for the quarter ended September 26, 2003, was an expense of 0.6% compared with a benefit of 26.1% in the third quarter of 2002. The tax rate for the third quarter of 2003 reflects the absence of a tax benefit for operating losses incurred primarily in the United States and a small tax provision from international operations.

SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This valuation allowance, which totaled $272.0 million at the end of the third quarter 2003, offsets the value of tax assets related to the carry-forward of tax deductions, operating losses and tax credits. While the Company expects to realize these assets, it also expects to continue to record a full valuation allowance on future U.S. and certain non-U.S. tax benefits until an appropriate level of profitability is attained.

Nine Months Ended September 26, 2003 Compared with the Nine Months Ended September 27, 2002

For the nine months just ended, the Company recorded a net loss of $218.4 million, or $0.53 per share, compared with a net loss of $228.6 million, or $0.56 per share, for the same period in 2002. The negative impact on earnings from a 30-percent decline in revenue, and the absence of a tax benefit on pre-tax losses, were offset by lower charges related to excess and obsolete inventory, excess inventory purchase commitments and accelerated depreciation ($73.7 million in 2003 versus $111.3 million in 2002), lower overall operating expenses (excluding restructuring charges) and lower restructuring and other charges ($54.6 million in 2003 versus $175.9 million in 2002), and lower write-downs related to strategic technology investments.

Revenue

Total revenue was $701.1 million compared with $1,004.2 million in 2002. The decline in revenue, which occurred across all product families and in both the international and North American businesses, reflects the overall condition of the industry and its impact on customer spending. Revenue within North America, which decreased approximately 40%, amounted to $428.4 million or 61% of total revenue, compared with $714.4 million, or 71% of total revenue, in the first nine months of 2002. International revenue, which decreased approximately 6%, was $272.7 million, or 39% of total revenue, compared with $289.8 million, or 29% of total revenue, in 2002.

Revenue from optical networking products was $302.6 million in the first nine months of 2003, compared with $457.2 million in the first nine months of 2002. Revenue from new optical networking products (Tellabs® 5500 NGX, Tellabs® 6500 and Tellabs® 7100 systems) for the first nine months of 2003 was $29.0 million versus $57.3 million for the first nine months of 2002. An increase in sale of the Tellabs® 7100 units were more than offset by a decrease in sales of the Tellabs® 6500 units.

Next-Gen SDH transport products and managed access systems accounted for $201.8 million in revenue compared with $207.5 million in 2002. The decrease was the result of lower revenue from the Tellabs® 7200 system partially offset by higher revenue from Tellabs® 8000 managed access systems. New international products (Tellabs® 6340, Tellabs® 6350 and Tellabs® 7200 systems) accounted for $40.2 million of revenue in 2003 compared with $42.2 million in the first nine months of 2002.

Revenue from other products was $83.3 million for the first nine months of 2003 compared with $207.4 million for the same period last year. The decline in revenue is primarily the result of lower sales of our Tellabs® 2000 cable telephony products.

Professional services revenue for the first nine months was $113.4 million, compared with $132.1 million for the same period in 2002. The decline in services revenue is attributable to a decrease in installation-related services due to the lower level of overall product revenue, offset slightly by an increase in other value added services including customer technical assistance, network performance review and maintenance services.

Gross Profit

For the first nine months of 2003, total gross profit was $231.2 million, or 33.0% of revenue, compared with $343.4 million, or 34.2% of revenue in the first nine months of 2002. Margins were benefited by approximately 0.6 percentage points due to a reduction in charges for excess and obsolete inventories and excess purchase commitments ($73.7 million in 2003 vs. $111.3 million in 2002), offset by the effect of a lower absorption of fixed manufacturing cost due to lower volume.

Operating Expenses

Operating expenses declined by $205.6 million from $671.1 million in the first nine months of 2002 to $465.5 million in the first nine months of 2003. Of the decline, $126.7 million was due to a reduction in restructuring and other charges ($54.6 million in 2003 vs. $181.3 million in 2002), and $78.9 million was due to lower headcount related expenses that were a direct result of workforce reductions; lower depreciation, amortization, and facilities expense due to prior restructuring actions; and implementation of expense control initiatives across the Company.

Other Income/Expense

Other expenses decreased from $30.2 million in 2002 to $10.1 million in 2003, primarily due to the write-down of strategic technology investments in the third quarter of 2002.

Effective Tax Rate

The tax rate for the first nine months of 2003 was nominal, compared with an effective tax rate for the nine months ended September 27, 2002 of 31.3%. The change in the tax rate reflects the absence of a tax benefit for operating losses incurred primarily in the United States and a small tax provision from international operations.

Financial Condition, Liquidity and Capital Resources

The Company’s principal source of liquidity remained its cash and equivalents and short-term investments, which increased by $46.6 million during the first nine months of 2003. The increase was due primarily to the receipt of a $158 million U.S. tax refund and the positive impact of the strengthening Euro vs. the U.S. dollar, offset by the cash paid to acquire Tellabs San Jose. Cash and equivalents decreased by $211.8 million while the short-term investment balance increased by $258.4 million. The changes reflect management’s decision to modify the investment portfolio mix for its European operations, moving away from highly-liquid cash equivalents and into higher-yielding short-term investments.

Overall, management believes its September 26, 2003 working capital level and , in particular, its total cash and short-term investments will be sufficient to meet the Company’s normal operating needs, both now and in the foreseeable future, and to fund the remaining unpaid amounts from the Company’s previous restructuring efforts. Sufficient resources exist to support the Company’s operations for the foreseeable future, either through currently available cash, cash generated from future operations, short-term or long-term financing, or equity offerings.

Critical Accounting Policies

There were no changes in critical accounting policies during the quarter.

Outlook

The Company’s ability to achieve increased revenue is dependent on revenue growth from both existing and new products. However, the Company believes that industry conditions will continue to be marked by constrained customer spending, making it difficult to predict with an acceptable level of confidence what its customers’ capital spending will be for products Tellabs currently offers. The Company also believes its customers will continue to be reluctant to purchase new products for their networks. Therefore, the Company cannot predict the level of market acceptance of new products. As a result of these market conditions, the Company expects to continue to experience difficulty in achieving revenue growth in a highly-competitive pricing environment and related margin pressure across some product lines.

The Company will continue to pursue a strategy for profitable growth that includes getting increased earnings power in an uncertain revenue environment, reducing costs to improve financial performance to breakeven and beyond, and channeling investments, including potential acquisitions, toward promising growth opportunities. This strategy could lead the Company to take any or all of the following actions:

•	Reduce its workforce;

•	Close, consolidate, or outsource manufacturing plants and other facilities;

•	Dispose of machinery and equipment and other fixed assets;

•	Reduce general operating expenses;

•	Form strategic business relationships, including acquisitions; and

•	Terminate unprofitable product lines or scale back development of new product features for existing products.

In the event any of these actions are taken, it is possible the Company would be required to record restructuring or other charges of a currently undeterminable amount.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict”, “plan,” “possible”, “intend,” “likely,” “will,” “should”, “could” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunication service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; manufacturing efficiencies; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Exhibit 99.3 to Form 10-Q for the quarterly period ended March 28, 2003 filed with the SEC on May 9, 2003. The Company’s actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward-looking statements in determining whether to buy, sell or hold any of the Company’s securities. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 27, 2002.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 26, 2003. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes during the period covered by this Form 10-Q in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 18, 2002, a class action complaint was filed in the United States District Court of the Northern District of Illinois against the Company, Michael Birck, and Richard Notebaert (former CEO, Director, and President of the Company). Thereafter, eight similar complaints were also filed in the United States District Court of the Northern District of Illinois. All nine of these actions were subsequently consolidated, and on December 3, 2002, a consolidated amended class action complaint was filed against the Company, Mr. Birck, Mr. Notebaert, and certain other of the Company’s current or former officers and/or directors. The consolidated amended complaint alleged that during the class period (December 11, 2000-June 19, 2001) the defendants violated the federal securities laws by making materially false and misleading statements, including, among other things, allegedly: providing revenue forecasts that were false and misleading, misrepresenting demand for its products, and reporting overstated revenues for the fourth quarter of the year 2000 in the Company’s financial statements. Further, certain of the individual defendants were alleged to have violated the federal securities laws by trading Company securities while allegedly in possession of material, non-public information about the Company pertaining to these matters. On January 17, 2003, the Company and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted defendants’ motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003 plaintiffs filed a second consolidated amended class action complaint against the Company, Mssrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. The Company filed a second motion to dismiss on August 22, 2003 seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. The Company intends to defend this action vigorously.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

10.1 – Form of Executive Agreement for Senior Executives

10.2 – Form of Executive Agreement for Corporate Officers

31.1- CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 - CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 - CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)  Reports on Form 8-K:

•	The Registrant furnished a press release dated July 22, 2003, announcing its earnings for the quarter ended June 27, 2003.

•	The Registrant furnished a press release dated August 1, 2003, announcing that Tellabs will outsource its North American manufacturing operations to Sanmina-SCI.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.

(Registrant)

/s/ JAMES A. DITE

James A. Dite Vice President and Controller (Principal Accounting Officer)

November 6, 2003 (Date)