Form 10-K
period 2004-01-02
TELLABS INC
filed 2004-03-12
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2004

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-9692

TELLABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3831568
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Tellabs Center, 1415 West Diehl Road, Naperville, Illinois	60563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (630) 798-8800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

On February 23, 2004, 415,364,767 common shares of Tellabs, Inc., were outstanding, and the aggregate market value (based upon the closing sale price of the Nasdaq National Market System) of such shares held by nonaffiliates was approximately $2,664,839,000.

Documents incorporated by reference: Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended January 2, 2004, are incorporated by reference into Parts I and II, and portions of the registrant’s Proxy Statement dated March 19, 2004, are incorporated by reference into Part III.

PART I

ITEM I. BUSINESS

Tellabs, Inc. and its subsidiaries design and market communications equipment to telecommunications service providers worldwide. We also provide installation and professional services that support our product offerings. Industry and technical terms used in this Form 10-K are described in the Glossary, which appears at the end of this Item I.

Tellabs, Inc. was incorporated in 1975 as an Illinois corporation and was subsequently converted to a Delaware corporation in 1992. We have purchased several companies during our history. Most recently, in 2003, we acquired Vivace Networks, Inc., a leading developer of flexible, high performance multi-service routers and in 2002, we acquired Ocular Networks, Inc., a developer of optical solutions for the metropolitan optical networking market.

Our products include solutions for next-generation optical networking, managed access, carrier-class data, voice-quality enhancement and cable telephony. For financial reporting purposes, the carrier-class data, voice-quality enhancement and cable telephony products are combined and referred to collectively as Other Products.

Our products are sold in the domestic and international marketplaces (under both the Tellabs name and trademarks and under private labels) through our field sales force and selected distributors. Our customer base includes incumbent local exchange carriers (ILECs), independent telephone companies (ITCs), interexchange carriers (IXCs), local telephone administrations (PTTs-post telephone and telegraph administrations), other local exchange carriers (LECs), original equipment manufacturers (OEMs), cellular and other wireless service companies, cable operators, alternate service providers, competitive local exchange carriers (CLECs), Internet service providers and system integrators.

Following years of unprecedented growth in our industry, the demand for telecommunications equipment unexpectedly began to decline precipitously in early 2001 as a result of industry overcapacity, an unfavorable regulatory environment, and excessive debt loads among many carriers. As a consequence, we experienced a 71% revenue decline over the period 2001 through 2003, and we incurred a net loss in each of those years. As market conditions deteriorated, we responded with a series of restructuring plans designed to match our manufacturing capacity and expenses with demand in order to restore profitability and renew growth. We closed manufacturing facilities in Ireland and Texas in 2001 and additional facilities in Ireland and New York in 2002. We reduced our workforce by 61%, from 8,900 during 2001 to 3,500 at the end of 2003. We exited a significant portion of the office space that we leased and owned in the United States, and we consolidated the majority of our U.S.-based workforce into our headquarters facility in Naperville, Illinois. We also reviewed our product portfolio and cut-back or stopped development efforts on some products due in part to customers’ reluctance to deploy new technology.

Further, in the second-half of 2003, we committed to outsource the majority of our remaining manufacturing activities. Manufacturing operations located in Bolingbrook, Illinois, were outsourced to Sanmina-SCI Corporation, an independent electronics manufacturing service (EMS), and manufacturing operations located in Espoo, Finland, were transferred to Elcoteq Network Corporation, a Finland-based EMS. We expect to benefit from outsourcing through lower component prices due to the EMS’s purchasing power and through lower manufacturing costs due to their lower labor rates. The manufacturing operations in Illinois ceased at the end of October 2003, and the manufacturing operations in Finland were transferred to Elcoteq on January 1, 2004.

As a result of the restructuring activities, we recorded restructuring charges for severance costs, facilities shutdown costs and other obligations. The decline in product demand over the three-year period also had a significant impact on the value of our inventory, resulting in the need to record reserves for excess and obsolete inventory and excess purchase commitments. We also recorded reserves for other impaired and surplus assets in each of the years 2001 through 2003. Those charges were significant in amount, and we encourage readers to refer to Note 3 to our consoidated financial statements in our 2003 Annual Report included herein as Exhibit 13 and is incorporated herein by reference.

On November 5, 2003, Tellabs Chairman and CEO Michael Birck announced that an independent subcommittee of Tellabs directors would conduct a search for a new CEO to lead Tellabs. On February 12, 2004, the Tellabs board of directors appointed Krish Prabhu as CEO, president and director of Tellabs. Mr. Prabhu is a seasoned executive whose 24 years of telecommunications experience includes roles as chief operating officer of Alcatel Telecom and CEO of Alcatel USA. Mr. Birck will continue to serve as Tellabs Chairman.

OPTICAL NETWORKING SYSTEMS

Our optical networking systems are designed to help service providers reduce operating costs, generate greater revenues and efficiently manage bandwidth. Our optical networking systems consist of digital cross-connect, transport switching and optical transport systems.

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

Our optical networking systems consist of technologically sophisticated digital cross-connect, transport switching and optical transport systems. These transmission systems are designed to meet or exceed domestic and international industry standards. Product offerings include the Tellabs® 5000 series of digital-cross connect systems, the Tellabs® 5500NGX (formerly the Tellabs® 6400) series of transport products, the Tellabs® 6500 transport switch and the Tellabs® 7100 series of optical transport systems.

A digital cross-connect system is a high-speed data channel switch, which connects transmission paths based on network needs, rather than call-by-call. Digital cross-connect systems manage and route network traffic and combine, consolidate and segregate signals to maximize efficiency. The Tellabs 5000 series of digital cross-connect systems operate under software control and are typically used to build and control the narrowband and wideband transmission infrastructure of telecommunication service providers. These products augment the ability of service providers to provide current, emerging and future wireline and wireless services to business and residential customers.

Telecommunication managers utilize the digital cross-connect systems to generate revenue and to reduce cycle time while minimizing capital and operating expense. Key applications include centralized and remote testing of transmission facilities, grooming of voice, data, and video signals, automated provisioning of new services and restoration of failed facilities.

The Tellabs 5000 series of digital cross-connect systems vary in switching rate and facility interface speed. The Tellabs® 5300 line of narrowband cross-connect systems is the highest density narrowband system on the market with the ability to satisfy small cross-connect application requirements. More than 1,000 Tellabs 5300 systems have been implemented in wireless/mobile networks. Our flagship Tellabs® 5500 digital cross-connect system is one of the industry’s highest capacity wideband digital cross-connects. The system efficiently grooms voice and data traffic over a SONET-based network. More than 4,100 Tellabs 5500 systems have been deployed in a variety of networks including local telephone, long distance, wireless, private and emerging networks across the United States. With its scalability and carrier-class architecture, the Tellabs 5500 system helps service providers reduce equipment and maintenance costs while maximizing network profitability.

The Tellabs 5500NGX product line, obtained in the acquisition of Ocular Networks, Inc., is also designed for use in the metropolitan (metro) optical networking market. The Tellabs 5500NGX transport switch increases network utilization efficiency by integrating cross-connect technology, add-drop multiplexing (ADM) and highly efficient data switching for Internet protocol (IP) and Ethernet traffic.

The Tellabs 6500 transport switch is a broadband transport platform that performs ADM and cross-connections at higher speeds than the Tellabs 5500 series products. The Tellabs MetroVantage™ solution extends this capability to remote locations via metro aggregation/backhaul and virtual cross-connections. The Tellabs 6500 system’s redundant, carrier-class architecture ensures reliability during operation and service continuity during system expansion.

The Tellabs® 7100 optical transport system is designed for use in the metro optical networking market, to enable service providers to deliver high-speed wavelength services, helping to alleviate the bandwidth bottlenecks. The system accomplishes this capability by utilizing dense wavelength-division multiplexing (DWDM) technology to increase the capacity of a network. DWDM is the process of increasing the amount of traffic a single fiber can carry. The Tellabs 7100 system utilizes DWDM to increase an individual fiber’s capacity up to 32 times and enables end-to-end fiber and lightpath management.

The Tellabs® 7120 NGX advanced transport node is an OC-192 next-generation synchronous optical network (SONET) multiplexer supporting STS-1 cross-connection and Ethernet data transport capabilities. It is ideal for access and transport in wireless, wireline, or cable operator networks. It has the highest density and lowest power consumption in the industry, easily scales, and enables delivery of new Ethernet services over existing SONET infrastructures.

Optical networking system products accounted for approximately 43%, 44% and 55% of sales for 2003, 2002, and 2001, respectively.

NEXT-GENERATION SDH AND MANAGED ACCESS

Our next-generation synchronous digital hierarchy (SDH) and managed access systems consist of managed access and transport systems used to deliver wireless and business services. These products include the Tellabs® 8100 series and Tellabs® 6300 series of managed access and transport systems and the Tellabs® 6370 (formerly the Tellabs® 7200) optical transport system. These products and systems are designed to accommodate ETSI (European Telecommunications Standards Institute) interface standards not generally used in North America.

The Tellabs 8100 series of managed access systems is designed for the connectivity services segment of the overall Europe, Middle East, Africa, Asia Pacific and Latin America business services market, which includes business-class Internet connectivity and managed data networks. The Tellabs 8100 managed access system is also a leading mobile transmission system. It is currently deployed in more than 250 networks around the world, providing intelligent transport for mobile services and multi-service platforms for a broad range of business services. For mobile operators moving to 3G service provision, the Tellabs 8100 managed access system offers a highly effective way to integrate new packet- and cell-based technologies in the radio access network and a smooth evolution path to IP and asynchronous transfer mode (ATM) core networking.

The Tellabs 6300 series includes edge nodes (the Tellabs® 6310 and the Tellabs® 6320 product lines); the Tellabs® 6330 core node; the Tellabs® 6340 switch node, a next-generation multi-service provisioning platform (MSPP) that meets carriers’ needs for new high-speed data solutions; and the Tellabs® 6350 transport switch, a multipurpose platform offering faster services, including high-capacity 4/4/1 cross-connection suited for various data, voice and leased line applications, and offers interfaces such as Gigabit Ethernet and integrated DWDM.

The Tellabs 6370 optical transport system is an international-oriented DWDM platform, which enables operators to reduce operational costs and simplify network planning. It provides multi-wavelength optical add/drop, integrated SDH interfaces, and open transponder interfaces that support Gigabit Ethernet, ESCON, ATM and IP applications. The system features plug-and-play installation (SmartStart) which reduces installation time and eases procedures.

Next-generation SDH and managed access products accounted for approximately 28%, 22% and 18% of sales in 2003, 2002 and 2001, respectively.

OTHER PRODUCTS

Our Other Products include carrier-class data solutions, voice-quality enhancement (VQE) and cable telephony products.

Our acquisition of Vivace Networks brought two complementary new products to Tellabs that, together with the new data products being developed in Finland planned for release in 2004, enable us to expand into the high-growth multi-service router and edge router markets.

The Tellabs® 8800 series of intelligent multi-service routers (MSRs) enable carriers to leverage existing infrastructure to cost-effectively migrate existing Frame Relay and ATM data networks to new profitable IP and multi-protocol label switching (MPLS) services of the future. The series includes the Tellabs® 8820 and Tellabs® 8860 MSRs, which enable service providers to seamlessly evolve their network to profit from new data service opportunities while simultaneously protecting the profitability of their existing services.

Our voice-quality enhancement systems consist primarily of the Tellabs® 3000 family of broadband and narrowband echo cancellers and Tellabs voice-quality enhancement solutions that enable wireless and wireline providers to improve voice quality in long distance, wireless and private networks. The Tellabs 3000 series of echo cancellers operate in a variety of network environments to ensure that a subscriber’s phone call is echo-free. The VQE solutions are application-specific software that operate seamlessly with the Tellabs 3000 family of echo cancellers to optimize voice clarity for improved customer satisfaction. Tellabs VQE products primarily address the needs of wireless operators, ILECs, IXCs and PTTs. Over 300 customers in 70 countries rely on Tellabs echo canceller and VQE solutions.

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

The Tellabs® 2300 telephony distribution system is a multiple services delivery system that enables cable television providers, alternate access carriers and competitive access providers to build flexible communication networks that support the integrated delivery of video, voice, data and information services. The latest domestic upgrade to the Tellabs 2300 telephony distribution system enables multi-line radio frequency sharing to maximize network reliability and decrease the probability of a blocked call.

Other Products accounted for approximately 14%, 20% and 12% of sales in 2003, 2002 and 2001.

PROFESSIONAL SERVICES

In support of our product portfolio, we generate revenue from our services and solutions area. Our worldwide service organization provides customers with high quality technical and administrative product support focusing on meeting the expanding needs of the global customer base. We support our customers with a wide range of services, such as network deployment, traffic management, support services, professional services and training.

Tellabs’ network deployment services enable our specialists to be a single point of contact for the customers, focusing on program management, engineering, material procurement, installation labor and supervision, and acceptance testing.

Traffic management services include our network modernization program, software tools and processes designed to support network upgrades and the transfer of live telecommunications traffic; and our element provisioning program, which gives service providers the ability to accelerate their time-to-market up to 50 percent.

Support services offer network service providers a wide range of options for technical assistance, system maintenance, system performance improvement and skills enhancement.

Our professional services group offers a variety of tailored programs to meet all phases of a network life cycle including operations integration services, highly customizable solutions designed for specific customer needs that enhance the overall effectiveness of operations; and management systems integration services, which help network service providers improve their operations by extending the capability and performance of our network management systems.

We provide Tellabs product warranties for periods ranging from one to five years for the repair or replacement of modules and systems because of defective material or as may otherwise be required under a specific customer contract. We have a replacement service that is used to provide the customer with needed module replacements in response to a time-critical service outage.

Our services group offers a variety of professional and consultative services, including program management, network planning and enhanced product support. These innovative service offerings are designed to augment our basic services and provide value-added benefits to our customers.

Professional services accounted for approximately 15%, 14% and 15% of sales in 2003, 2002 and 2001, respectively.

COMPETITION

Our products are sold in global markets and compete to a great extent on the following key factors: responsiveness to customer needs, product features, customer-oriented planning, relationships with customers, price, performance, reliability, breadth of product line, technical documentation, prompt delivery and emerging technology from new entrants.

The optical networking product systems compete principally with products from Alcatel, Ciena, Fujitsu, Lucent Technologies, Marconi, NEC, and Nortel Networks.

The major competitors in the next-generation SDH and managed access system category are Alcatel, Ciena, Cisco, ECI, Huawei, Lucent, Marconi, NEC, Nortel Networks, Siemens and ZTE.

Competitors for the other products are ADC, Alcatel, Arris, Cisco, Ditech, Juniper and NMS Communications.

GLOBAL SALES

The global sales group includes direct sales personnel and sales support personnel located throughout the United States, Canada, Latin America, Europe, the Middle East, Africa, and Asia Pacific. The North America sales organization (United States and Canada) is structured by customer segment (e.g., ILECs, Wireless) while internationally the sales organizations are structured to support activities on a regional basis: Latin America, EMEA (Europe, Middle East, Africa) and Asia Pacific.

Sales are generated through our direct sales organization and selected distributors. We have arrangements with a number of distributors of telecommunications equipment, both in North America and internationally, some of whom maintain inventories of our products to facilitate prompt delivery. These distributors provide information on our products through their catalogs and through trade show demonstrations. Our field sales force also assists the distributors with regular calls to them and their customers. In 2003, sales generated through our direct sales organizations and selected distributors were as follows:

	Direct sales	Distributors
North America	88%	12%
International	64%	36%
Consolidated	79%	21%

CUSTOMERS

Sales to customers within North America accounted for approximately 61%, 69%, and 76% of consolidated sales in 2003, 2002 and 2001, respectively. Sales to international customers accounted for approximately 39%, 31%, and 24% of consolidated sales in 2003, 2002 and 2001, respectively. The largest single customer group is incumbent local exchange carriers (ILECs), which includes BellSouth, Qwest Communications, SBC and Verizon. Sales to ILECs accounted for approximately 37%, 36% and 42% of consolidated net sales in 2003, 2002 and 2001, respectively.

In 2003, sales to Verizon (including Verizon Wireless) accounted for 21.3% of consolidated net sales. In 2002, sales to Verizon (including Verizon Wireless) and AT&T (including AT&T Wireless and AT&T Broadband) accounted for approximately 17.4% and 11.2% of consolidated net sales, respectively. In 2001, sales to Verizon (including Verizon Wireless) and Sprint Corporation (including Sprint PCS) accounted for 18.4% and 10.1% of consolidated net sales, respectively. No other customer in 2003, 2002 or 2001 accounted for more than 10% of consolidated net sales.

BACKLOG

At January 2, 2004, and December 27, 2002, total product and service backlogs were approximately $169 million and $130 million, respectively. All of the January 2, 2004 backlog is expected to be shipped in 2004. We consider backlog to be an indicator, but not the sole predictor, of future sales.

RESEARCH AND DEVELOPMENT

Tellabs believes that the enhancement of existing products and the development of new products are vital to our long-term success. Research and development expenses were $286.1 million in 2003, $335.2 million in 2002, and $422.7 million in 2001. As of January 2, 2004, research and development employees totaled 1,430 individuals representing approximately 41% of our total workforce. We conduct research and development at our laboratories in Naperville, Illinois; Ashburn, Virginia; San Jose, California; Quebec, Canada; Ballerup, Denmark; Espoo, and Oulu, Finland. In addition to our internal efforts to develop new technologies, Tellabs also undertakes research and development-oriented acquisitions and product-oriented alliances in order to allow us access to technology that is important to the future of our customers.

MANUFACTURING

In 2002, we closed our Shannon, Ireland, and Ronkonkoma, New York, manufacturing facilities. Our manufacturing operations in North America, located in Bolingbrook, Illinois, were outsourced to Sanmina-SCI Corporation in the fourth quarter of 2003 and the International manufacturing operations, located in Espoo, Finland, were transferred to Elcoteq on January 1, 2004.

Hazardous waste material from the manufacturing process was handled and disposed of in compliance with all Federal, State and local provisions. The cost of complying with environmental regulations has not had a material impact on capital expenditures, earnings or our competitive position.

Our products contain components that are generally available from multiple suppliers, as well as components of proprietary design that are currently sourced from a single supplier. In some cases, long lead times would be required to develop alternative sources for proprietary components. If supplies of components become limited, such as has occurred on occasion in the past, or if a supplier of a proprietary component was unable to meet Tellabs’ requirements, the resulting shortages could result in production delays that would adversely affect our business.

EMPLOYEES

At January 2, 2004, we had 3,515 employees. Approximately 1,158 individuals were employed in the sales, sales support and marketing area, 1,430 in product development, and 927 in administration and other. We consider our employee relations to be good. We are not a party to any collective bargaining agreement.

INTELLECTUAL PROPERTY

We have various trade and service marks, both registered and unregistered, in the United States and in numerous foreign countries (collectively, “Marks”). All of these Marks are important because they differentiate our products and services within the industry through brand name recognition. We are not aware of any factor that would affect our ability to utilize any of our major Marks.

We currently hold numerous U.S. and foreign patents. We have also developed certain proprietary hardware designs, software programs and other works in which we own various intellectual property rights, including rights under copyright and trade secret laws. We believe that our patents and other intellectual property rights are important to our business.

Through various licensing arrangements we grant certain rights to our intellectual property and receive certain rights to intellectual property of others. We expect to maintain current licensing arrangements and to secure licensing arrangements in the future, as needed and to the extent available on reasonable terms and conditions, to support continued development and marketing of our products. Some of these licensing arrangements require or may require the payment of royalties, and the amount of these payments may depend upon various factors, including but not limited to: the structure of royalty payments, offsetting considerations, if any, and the degree of use of the licensed technology in any of our products or otherwise.

BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

We manage our business in one business segment. Information with respect to our net sales by product group, net sales by country and net long-lived assets by country for the fiscal years ended January 2, 2004, December 27, 2002, and December 28, 2001, is set forth in Note 13 to our consolidated financial statements on page 39 of our 2003 Annual Report included herein as Exhibit 13 and is incorporated herein by reference.

ACCESS TO SEC REPORTS

We file annual, quarterly and special reports, proxy statements and other information with the SEC. These filings are available to the public at the SEC’s website at www.sec.gov. No information from this web page is incorporated herein by reference.

Our website is located at www.tellabs.com. Copies of the our most recent annual stockholder report and proxy statement are available directly on this website free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website includes direct links to the SEC’s website for our annual and quarterly filings.

Copies of our annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, are available on our website free of charge and will be provided either electronically or in paper form free of charge upon request.

GLOSSARY OF TECHNICAL TERMS

Access — The process and systems by which users or devices interact with a communications network.

Asynchronous transfer mode (ATM) — High speed transmission technology. A high-bandwidth, low-delay, packet-like switching and multiplexing technique.

Backbone — The main high capacity paths within a communications network.

Bandwidth — The width or carrying capacity of a communications channel.

Base station controller — In cellular and mobile networks, a device that manages communications equipment and acts as a small switch.

Broadband — A high-bandwidth fiber optic, coaxial or hybrid line with more capacity than a standard voice-grade phone line, capable of carrying numerous voice, data and video channels simultaneously.

Cell site — The location of a transmitter/receiver where radio links are established between a wireless system and the end-users’ wireless device.

Connectivity — Network capability that enables different devices to communicate with each other.

Data – Network traffic other than voice.

Dense wavelength division multiplexing (DWDM) — Technology that splits single optical signals on fiber optic cables into several independent wavelengths, or colors, thus expanding the carrying capacity of fiber optic networks.

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

Digital leased line — A telephone or data line dedicated to exclusive use by one customer.

End office/Local exchange — The switching facility closest to the end-user.

ESCON — A data protocol used to connect metropolitan area networks and for storage area networks.

Ethernet — A data network standard that connects computers, printers, workstations, terminals and servers within the same building, campus or metropolitan area.

Ethernet-over-SDH/Ethernet-over-SONET — Industry standards that enable Ethernet data traffic to be mapped to SDH or SONET networks.

Fiber optic cable — High-capacity cable that uses a laser light traveling along a glass fiber to transmit communications signals.

Frame relay — Data-oriented switching interface standard that transmits bursts of data over wide area networks (WANs).

Gigabit Ethernet — A high-speed, standardized data format used to implement wide-area data networks.

Hub office/Transit exchange — Network facility where communications equipment connects circuits for phone calls and Internet sessions.

Internet — The world’s largest decentralized network of computers and network servers.

Intranet — A private computer network based on Internet protocols.

Internet protocol (IP) — Common name given to a set of protocols developed to allow cooperating computers to share information across a network.

Layer 2 — The switching or data link portion of the network.

Mobile — Networks that use radio rather than cables or fiber.

Mobile switching center — Facility where wireless traffic is managed and routed to its destination.

Multi-Protocol Label Switching (MPLS) — A packet switching standard that enables multiple traffic types within a data stream to be given levels of priority, implementing quality of service.

Multi-service — The capability of simultaneously transporting a variety of communications services (e.g., ATM, Ethernet or IP).

Multi-service Provisioning Platform (MSPP) — A new category of network element that combines the functionality of multiple network elements such as SONET, digital cross-connect, and ATM switching in a single chassis. MSPPs provide reliable transport of data and voice across dissimilar networks.

Multi-service Router (MSR) — A high-speed networking platform that supports many different types of services, including traditional and emerging services.

Network — A system of equipment and connections for the transmission of signals that carry voice, data and/or video. Networks can be local, such as those maintained by providers of local long distance, cable, or wireless telephone services, or long-distance, such as those maintained by providers of connections and transport between local networks.

Next Generation — Description for emerging technologies.

Optical Carrier (OC) — Under the SONET hierarchy, the basic signaling rate for wavelength services.

Optical transmission — A technology that transmits signals as light over fiber optic cable.

Post Telephone and Telegraph Administration (PTT) — Often controlled by governments, PTTs provide telecommunications services in many countries.

SDH (synchronous digital hierarchy) — Transport format for transmitting high-speed digital signals over fiber optic facilities outside of North America, comparable to SONET.

SONET (synchronous optical network) — Transport format for transmitting high-speed digital signals through fiber optics in North America, comparable to SDH.

Switch — A device that establishes and routes communications paths.

Synchronous Transfer Mode (STM) — A transport level and switching approach that provides users up to 50 million bits per second, regardless of the number of users.

Transport — The process of moving voice, data or video across communications networks.

Virtual concatenation — Technology that combines SONET or SDH channels to transport data more efficiently and optimize networks.

Virtual Private Network (VPN) — An encrypted connection that enables businesses to securely transmit their own voice, data and/or video traffic over a public network (e.g., owned by a phone company or Internet provider) at a lower cost than a dedicated private network.

Voice-over-Internet Protocol (VoIP) — A category of hardware and software that enables people to transmit voice traffic over the Internet.

Voice-quality enhancement (VQE) — A technique that isolates and filters out unwanted signals and sounds such as echo and background noise.

Wide Area Network (WAN) — A large public data or voice network that reaches beyond a metropolitan area.

Wireline — Networks that use cables rather than radio. It is a term associated with a network or terminal that uses metallic wire conductors and/or optical fibers for telecommunications.

Wireless — Networks that use radio rather than cables. For example, a network or terminal that uses electromagnetic waves such as infrared, laser, visible light or acoustic energy, rather than wire conductors, for telecommunications.

ITEM 2. PROPERTIES

We own an 850,000-square foot corporate headquarters and research and development facility on 55 acres of land in Naperville, Illinois, approximately 35 miles west of Chicago; a 182,000-square foot facility in Bolingbrook, Illinois, used for operations; 5.2 acres of vacant land in Ashburn, Virginia, adjoining our existing leased facility; a 222,000-square foot facility on 28 acres of land in Ballerup, Denmark, which contains administrative and research and development functions; a 154,000-square foot production and research and development facility, located on approximately 12 acres of Company-owned land in Espoo, Finland. Also on this land is a 90,000-square foot operations facility. We also own two office buildings in Espoo, totaling 89,000 square feet, which contain production, research and development and administrative functions.

Additionally, we have three locations that are classified as “held for sale” as of the end of 2003. These locations include 50 acres of land in Bolingbrook, Illinois with a 545,000-square foot manufacturing and research and development facility; a 124,000-square foot manufacturing facility on approximately 76 acres of land in Round Rock, Texas; and a 45,000-square foot office facility in Espoo, Finland.

We sold a 135,000-square foot manufacturing facility in Shannon, Ireland in 2003, and as of the end of 2003, we had an executed contract for the sale of 19.1 acres of land with three buildings totaling 220,000 square feet in Lisle, Illinois. That sale transaction was completed on February 2, 2004.

Significant facilities leased by us, all for research and development, include: a 72,000-square foot facility in Ashburn, Virginia; a 53,000-square foot facility in San Jose, California; a 41,000-square foot facility in Espoo, Finland; and a 28,000-square foot facility in Oulu, Finland.

In addition to these facilities, we lease four sales offices in the United States, one sales office in Canada, and one sales office in Mexico. Internationally, we lease various sales offices in twenty-three countries outside North America.

We own substantially all of the equipment used in our business. We believe that our facilities are adequate and that suitable additional space and equipment will be available to accommodate expansion as needed.

ITEM 3. LEGAL PROCEEDINGS

On June 18, 2002, a class action complaint was filed in the United States District Court of the Northern District of Illinois against Tellabs, Michael Birck, and Richard Notebaert (former CEO, Director, and President of Tellabs). Thereafter, eight similar complaints were also filed in the United States District Court of the Northern District of Illinois. All nine of these actions were subsequently consolidated, and on December 3, 2002, a consolidated amended class action complaint was filed against Tellabs, Mr. Birck, Mr. Notebaert, and certain other of our current or former officers and/or directors. The consolidated amended complaint alleged that during the class period (December 11, 2000-June 19, 2001) the defendants violated the federal securities laws by making materially false and misleading statements, including, among other things, allegedly: providing revenue forecasts that were false and misleading, misrepresenting demand for our products, and reporting overstated revenues for the fourth quarter 2000 in our financial statements. Further, certain of the individual defendants were alleged to have violated the federal securities laws by trading our securities while allegedly in possession of material, non-public information about us pertaining to these matters.

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

FORWARD-LOOKING STATEMENTS

Except for historical information, the matters discussed or incorporated by reference in Part I of this report may include forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “intend,” “likely,” “will,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunication service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; manufacturing efficiencies; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Exhibit 99.3 to Form 10-Q for the quarterly period ended March 28, 2003, filed with the SEC on May 9, 2003. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward-looking statements in determining whether to buy, sell or hold any of our securities. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the financial statements and related notes and management’s discussion and analysis included in our 2003 Annual Report included herein as Exhibit 13 and incorporated in this report by reference in Part II, Items 7 and 8.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Tellabs’ common stock is listed on the Nasdaq National Market under the symbol “TLAB”. As of February 23, 2004, there were approximately 6,700 stockholders of record and 415,364,767 outstanding shares.

The section entitled “Common Stock Market Data” on page 47 of our 2003 Annual Report included herein as Exhibit 13 is incorporated herein by reference. We have never paid cash dividends and do not anticipate paying a cash dividend in the foreseeable future.

The section entitled “Equity Compensation Plan Table” in our Proxy Statement dated March 19, 2004 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The 11-Year Summary of Selected Financial Data on pages 42 and 43 of our 2003 Annual Report included herein as Exhibit 13 is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 14 through 18 of our 2003 Annual Report included herein as Exhibit 13 are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investments in Marketable Securities

During the normal course of business, we invest a portion of our cash and cash equivalents in marketable securities. For a more detailed discussion of our investments for the fiscal years ended January 2, 2004, and December 27, 2002, please refer to Note 6 on pages 31 and 32 of our 2003 Annual Report included herein as Exhibit 13 and incorporated herein by reference.

Financial Instruments

We conduct business on a global basis in several major currencies and are subject to risks associated with fluctuating foreign exchange rates. For a more detailed discussion of our foreign currency exposure management policy, please refer to Note 7 on pages 32 and 33 of our 2003 Annual Report included herein as Exhibit 13 and incorporated herein by reference.

The table that follows presents a summary of the notional value of forward exchange rate contracts for each currency in which we have hedged exposure at January 2, 2004, and December 27, 2002. The principal currencies we currently hedge are the British pound, Canadian dollar, Danish krone, Euro, Mexican peso and U.S. dollar. The notional values maturing in 2004 and 2003 are the U.S. dollar values of the agreed-upon amounts in each foreign currency that will be delivered to a third-party on the agreed-upon date.

(Dollars in millions)	Underlying Exposure at 1/2/04	Notional Value of Forward Contract Maturing in 2004	Weighted Average Contract Rate

Forward contracts at 1/2/04:
Forward contracts to sell foreign currencies for Euro:
United States dollar	$ 125.4	$ 89.2	1.2472
Norwegian krone	3.8	2.6	8.4345
British pound	(1.7)	3.8	1.4182
Swedish krone	0.6	0.6	9.0934
Thai baht	0.5	0.5	49.4805

	$ 128.6	$ 96.7
Forward contracts to buy foreign currencies for Euro:
Swedish krone	$ 1.9	$ 1.3	9.1149

	$ 1.9	$ 1.3

Forward contracts to sell foreign currencies for Danish krone:
United States dollar	$ 8.3	$ 5.8	5.9845

	$ 8.3	$ 5.8

Forward contracts to sell foreign currencies for British pound:
Euro	$ 17.5	$ 17.6	1.4247

	$ 17.5	$ 17.6

Forward contracts to buy foreign currencies for British pound:
United States dollar	$ 0.6	$ 0.4	1.7693

	$ 0.6	$ 0.4

Forward contracts to buy foreign currencies for U.S. dollar:
Danish krone	$ 0.9	$ 1.0	5.9884
Euro	(0.8)	1.5	1.2457
Singapore dollar	1.5	1.4	1.7018

	$ 1.6	$ 3.9

Forward contracts to sell foreign currencies for U.S. dollar:
British pound	$ 0.4	$ 0.4	1.7669
Canadian dollar	35.3	34.5	1.3153
Mexican peso	36.6	24.1	11.3960

	$ 72.3	$ 59.0

Forward contracts to buy foreign currencies for Brazilian Reis:
Euro	$ 0.4	$ 0.4	3.5660

	$ 0.4	$ 0.4

Forward contracts to sell foreign currencies for Canadian dollar:
United States dollar	$ 37.9	$ 36.7	1.3152

	$ 37.9	$ 36.7

Forward contracts to buy foreign currencies for Thai Baht
United States dollar	$ 3.3	$ 3.1	39.7450

	$ 3.3	$ 3.1

Total contracts outstanding at January 2, 2004:	$ 272.4	$ 224.9

(Dollars in millions)	Underlying Exposure at 12/27/02	Notional Value of Forward Contract Maturing in 2004	Weighted Average Contract Rate

Forward contracts at 12/27/02:
Forward contracts to sell foreign currencies for Euro:
United States dollar	$ 96.5	$ 82.2	1.0246
Danish krone	2.4	0.4	7.4064
Norwegian krone	3.8	2.9	7.3205
British pound	0.9	1.3	1.5483
Swedish krone	0.7	0.3	9.1510
Thai baht	1.3	1.2	44.3730

	$ 105.6	$ 88.3
Forward contracts to sell foreign currencies for Danish krone:
United States dollar	$ 4.7	$ 5.4	7.2195

	$ 4.7	$ 5.4

Forward contracts to sell foreign currencies for British pound:
Euro	$ 7.0	$ 5.6	1.5489

	$ 7.0	$ 5.6

Forward contracts to buy foreign currencies for British pound:
United States dollar	$ 1.1	$ 0.9	1.5913

	$ 1.1	$ 0.9

Forward contracts to buy foreign currencies for U.S. dollar:
Singapore dollar	$ 1.3	$ 1.2	1.7384
Japanese yen	0.8	0.2	119.8300

	$ 2.1	$ 1.4

Forward contracts to sell foreign currencies for U.S. dollar:
Canadian dollar	$ 3.3	$ 4.0	1.5537
Mexican peso	10.9	8.7	10.2550

	$ 14.2	$ 12.7

Total contracts outstanding at December 27, 2002:	$ 134.7	$ 114.3

        Consistent with our policy, we entered into the above contracts immediately prior to the respective year ends. Accordingly, the fair value of such contracts at January 2, 2004, and December 27, 2002, are not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes and the Report of Independent Auditors on pages 21 through 43 of our 2003 Annual Report included herein as Exhibit 13 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) carried out an evaluation under their supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and there were no significant changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required is incorporated herein by reference to the sections entitled “Election of Directors,” “Committees of the Board-Audit and Ethics Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement dated March 19, 2004 and the sections entitled “Officers” and “Code of Ethics, Certificate of Incorporation and Bylaws” in our 2003 Annual Report included herein as Exhibit 13 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to the sections entitled “Executive Compensation,” “Director Compensation,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation” and “Performance Graph” in our Proxy Statement dated March 19, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required is incorporated herein by reference to the sections entitled “Security Ownership of Management and Certain Other Beneficial Owners” and “Proposal to Approve the 2004 Incentive Compensation Plan” in our Proxy Statement dated March 19, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is incorporated herein by reference to the section entitled “Transactions with Executive Officers, Directors and Others” in our Proxy Statement dated March 19, 2004.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required is incorporated herein by reference to the section entitled “Fees to the Company’s Auditors” in our Proxy Statement dated March 19, 2004.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1. Financial Statements:

The following Consolidated Financial Statements of Tellabs, Inc., and Subsidiaries, included in the registrant’s 2003 Annual Report included herein as Exhibit 13, were previously incorporated by reference in Item 8:

Report of Independent Auditors

Consolidated Balance Sheets: January 2, 2004, and December 27, 2002

Consolidated Statements of Operations: Years ended January 2, 2004, December 27, 2002, and December 28, 2001

Consolidated Statements of Stockholders’ Equity: Years ended January 2, 2004, December 27, 2002, and December 28, 2001

Consolidated Statements of Cash Flows: Years ended January 2, 2004, December 27, 2002, and December 28, 2001

Notes to Consolidated Financial Statements

2.     Financial Statement Schedule:

The following Consolidated Financial Statement Schedule of Tellabs, Inc., and Subsidiaries is included herein pursuant to Item 15(d):

Report of Independent Auditors on Financial Statement Schedule

Schedule II. Valuation and Qualifying Accounts and Reserves

Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated Financial Statements or Notes thereto.

(b)     Reports on Form 8-K:

October 3, 2003	Press release announcing plans to reduce our worldwide workforce and close our development center in St. Laurent, Quebec, Canada.

October 15, 2003	Press release reporting earnings for the quarter and nine months ended September 26, 2003.

November 5, 2003	Press release announcing Michael J. Birck’s plans to step down as chief executive officer of Tellabs and the board of directors’ initiation of the search for his successor.

November 14, 2003	Press release announcing the outsourcing of our international manufacturing to Elcoteq Network Corporation.

January 14, 2004	Press release announcing the resignation of Edward H. Kennedy as president of Tellabs North America effective January 30, 2004.

January 22, 2004	Press release reporting earnings for the fourth quarter and year ended January 2, 2004.

February 12, 2004	Press release announcing the appointment of Krish A. Prabhu as Tellabs chief executive officer, president and director.

(c)     Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger Among Tellabs, Inc., Orbit Merger Sub, Inc. and Ocular Networks, Inc. 15/
2.2	Agreement and plan of merger and reorganization by Tellabs, Inc., Vivace Networks, Inc. and Venice Acquisition Corp. 17/
2.3	Amendment to agreement and plan of merger and reorganization between Tellabs, Inc. and Vivace Networks, Inc. /17
3.1	Restated Certificate of Incorporation 4/
3.2	Amended and Restated By-Laws, as amended 12/
3.3	Certificate of Amendment to Restated Certificate of Incorporation 6/
3.4	Certificate of Amendment to Restated Certificate of Incorporation 11/
10.1	Tellabs Operations, Inc. Deferred Compensation Plan, as amended and its related trust, as amended 5/
10.2	Tellabs, Inc. Deferred Income Plan, as amended 16/
10.3	1984 Incentive Stock Option Plan, as amended and restated 1/
10.4	Amendment to Tellabs, Inc. 1984 Incentive Stock Option Plan (As Amended and Restated June 26, 1992) 11/
10.5	Amendment to the Coherent Communications Systems Corporation Amended and Restated Stock Option Plan 11/
10.6	1986 Non-Qualified Stock Option Plan, as amended and restated 1/
10.7	Amendment to Tellabs, Inc. 1986 Non-Qualified Stock Option Plan (As Amended and Restated June 26, 1992) 11/
10.8	1987 Stock Option Plan for Non-Employee Corporate Directors, as amended and restated 1/
10.9	Amendment to Tellabs, Inc. 1987 Stock Option Plan for Non-Employee Corporate Directors (As Amended and Restated June 26, 1992) 11/

10.10	1989 Stock Option Plan, as amended and restated 1/
10.11	Amendment to Tellabs, Inc. 1989 Stock Option Plan (As Amended and Restated June 26, 1992) 11/
10.12	Employee Quality Stock Award Program 2/
10.13	1991 Stock Option Plan, as amended and restated 1/
10.14	Amendment to Tellabs, Inc. 1991 Stock Option Plan (As Amended and Restated June 26, 1992) 11/
10.15	Amendment to the Coherent Communications Systems Corporation Amended and Restated 1993 Equity Compensation Plan 11/
10.16	1994 Stock Option Plan 3/
10.17	Amendment to the Tellabs, Inc. 1994 Stock Option Plan 11/
10.18	Amendment to the Tellabs, Inc. 1997 Stock Option Plan 11/
10.19	1998 Stock Option Plan 7/
10.20	Amendment to the Tellabs, Inc. 1998 Stock Option Plan 11/
10.21	NetCore Systems, Inc. 1997 Stock Option Plan 8/
10.22	1999 Tellabs, Inc., Stock Bonus Plan 10/
10.23	SALIX Technologies, Inc. 1998 Omnibus Stock Plan and Option Agreement Dated as of December 1, 1997 9/
10.24	Amendment to the SALIX Technologies, Inc. Omnibus Stock Plan 11/
10.25	Employment Agreement - Chairman of the Board and Chief Executive Officer 18/
10.26	Future Networks, Inc. Stock Incentive Plan 12/
10.27	Amendment to the Coherent Communications Systems Corporation 1993 Equity Compensation Plan 13/
10.28	Tellabs, Inc. 2001 Stock Option Plan 13/
10.29	Form of Executive Agreement for Corporate Officers 19/
10.30	Form of Executive Agreement for Senior Executives 19/
10.31	Ocular Networks, Inc. Amended and Restated 2000 Stock Incentive Plan 14/
10.32	Tellabs Advantage Plan, as amended and restated
10.33	First Amendment to the Tellabs Advantage Plan
10.34	Second Amendment to the Tellabs Advantage Plan
10.35	Vivace Networks, Inc. 1999 Equity Incentive Plan, as amended 19/
11	Statement re: Computation of per Share Earnings
13	Annual Report to Stockholders
21	Subsidiaries of Tellabs, Inc.
23	Consent of Ernst & Young LLP
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Forward-Looking Statements and Risks and Future Factors Impacting Tellabs 17/

Exhibits 10.1 through 10.35 are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c) hereof.

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

2/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended April 1, 1988 (File No. 0-9692).

3/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 1993 (File No. 0-9692).

4/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 30, 1995 (File No. 0-9692).

5/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 29, 1995 and Form 10-Q Quarterly Report for the quarter ended September 26, 1997. The Deferred Income Plan Amendment is incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended January 1, 1999 (File No. 0-9692).

6/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 27, 1997 (File No 0-9692).

7/ Incorporated by reference from Tellabs, Inc. Definitive Proxy Statement filed on or about March 16, 1998 (File No. 0-9692).

8/ Incorporated by reference from Tellabs, Inc. Post-Effective Amendment No. 1on Form S-8 to Form S-4, filed on September 17, 1999 (File No. 33-83509).

9/ Incorporated by reference from Tellabs, Inc. Post-Effective Amendment No. 1 on Form S-8 to Form S-4, filed on March 13, 2000 (File No. 33-95135).

10/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 1999 (File No. 0-9692).

11/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 30, 2000 (File No. 0-9692).

12/ Incorporated by reference from Tellabs, Inc. Form S-8 filed on March 5, 2001 (File No. 333-56546).

13/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended March 30, 2001 (File No. 0-9692).

14/ Incorporated by reference from Tellabs, Inc. Form S-8 filed on January 25, 2002 (File No. 333-81360).

15/ Incorporate by reference from Tellabs, Inc. Pre-Effective Amendment No. 1 to Form S-4, filed on August 5, 1999 (File No. 33-83509).

16/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended March 29, 2002 (File No. 0-9692).

17/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 27, 2003 (File No. 0-9692).

18/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 27, 2002 (File No. 0-9692).

19/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended September 26, 2003 (File No. 0-9692).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLABS, INC

By /s Krish A. Prabhu
March 12, 2004	Krish A. Prabhu
Date	President, Chief Executive Officer
and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s Krish A. Prabhu	March 12, 2004

Krish A. Prabhu
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s Timothy J. Wiggins	March 12, 2004

Timothy J. Wiggins
Executive Vice President and Chief Financial
Officer
(Principal Financial Officer)

/s James A. Dite	March 12, 2004

James A. Dite
Vice President and Controller
(Principal Accounting Officer)

/s Michael J. Birck	March 12, 2004

Michael J. Birck
Chairman and Director

/s Bo Hedfors	March 12, 2004

Bo Hedfors
Director

/s Mellody L. Hobson	March 12, 2004

Mellody L. Hobson
Director

/s Frederick A. Krehbiel	March 12, 2004

Frederick A. Krehbiel
Director

/s Michael E. Lavin	March 12, 2004

Michael E. Lavin
Director

/s Stephanie Pace Marshall	March 12, 2004

Stephanie Pace Marshall
Director

/s William F. Souders	March 12, 2004

William F. Souders
Director

/s Jan H. Suwinski	March 12, 2004

Jan H. Suwinski
Director

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Tellabs, Inc.

We have audited the consolidated financial statements of Tellabs, Inc. and Subsidiaries as of January 2, 2004, and December 27, 2002, and for each of the three years in the period ended January 2, 2004, and have issued our report thereon dated January 21, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s Ernst & Young LLP

Chicago, Illinois
January 21, 2004

TELLABS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended January 2, 2004, December 27, 2002, and December 28, 2001

(In Millions)	Balance at beginning of year		Additions charged to costs and expenses		Deductions (A)	Balance at end of year

2003
Allowance for doubtful receivables	$ 19.0	(B)	$ (0.7)	(C)	$ 12.9	$ 5.4
2002
Allowance for doubtful receivables	$ 57.3		$ (23.9)	(C)	$ 14.4	$ 19.0	(B)
2001
Allowance for doubtful receivables	$ 27.6		$ 42.0		$ 12.3	$ 57.3

NOTE:

(A)	— uncollectable accounts charged off, net

(B)	— $12.2 million allowance for current receivables (netted against Accounts Receivable) and $6.8 million allowance for long-term receivables (netted against Other Assets)

(C)	— These amounts represent reserve reversals.

Exhibit Index

10.32	Tellabs Advantage Plan, as amended and restated
10.33	First Amendment to the Tellabs Advantage Plan
10.34	Second Amendment to the Tellabs Advantage Plan
11	Statement re: Computation of per Share Earnings
13	Annual Report to Stockholders
21	Subsidiaries of Tellabs, Inc.
23	Consent of Ernst & Young LLP
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002