Form 10-Q
period 2004-04-02
TELLABS INC
filed 2004-05-11
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to______________

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

Common Shares, $.01 Par Value — 415,791,928 shares outstanding on April 2, 2004.

TELLABS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELLABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended

(In millions, except per-share data)	4/2/04	3/28/03

Revenue
Product and other	$ 232.1	$ 186.7
Services	31.7	35.8

	263.8	222.5
Cost of Revenue
Product and other	87.9	98.7
Services	25.4	30.3

	113.3	129.0

Gross Profit	150.5	93.5

Gross profit as a percentage of revenue	57.1%	42.0%

Operating Expenses
Selling, general and administrative	57.7	64.7
Research and development	61.9	76.9
Restructuring and other charges	16.2	-
Intangible asset amortization	3.9	2.4

	139.7	144.0

Operating Earnings/(Loss)	10.8	(50.5)

Other Income/(Expense)
Interest income	6.0	8.7
Interest expense	(0.1)	-
Other	(1.0)	(1.6)

	4.9	7.1

Earnings/(Loss) Before Income Tax	15.7	(43.4)
Income tax (expense)/benefit	(2.3)	0.5

Net Earnings/(Loss)	$ 13.4	$ (42.9)

Net Earnings/(Loss) per Share
Basic	$ 0.03	$ (0.10)

Diluted	$ 0.03	$ (0.10)

Average number of common shares outstanding - Basic	415.2	412.3

Average number of common shares outstanding - Diluted	420.9	412.3

        The accompanying notes are an integral part of these statements.

TELLABS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	4/2/04	1/2/04

(In millions, except share amounts)	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$ 263.3	$ 245.9
Investments in marketable securities	916.9	877.1

	1,180.2	1,123.0
Accounts receivable, net	186.4	196.7
Inventories
Raw materials	8.4	12.5
Work in process	-	4.1
Finished goods	34.0	25.2

	42.4	41.8
Income taxes	9.1	22.7
Miscellaneous receivables and other current assets	73.9	114.6

Total Current Assets	1,492.0	1,498.8

Property, Plant and Equipment	567.9	643.6
Less: accumulated depreciation	(268.9)	(327.8)

	299.0	315.8
Goodwill	551.7	552.3
Intangible assets, net	102.1	107.8
Other assets	127.1	132.8

Total Assets	$ 2,571.9	$ 2,607.5

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 43.2	$ 47.8
Accrued liabilities	93.1	95.2
Accrued restructuring and other liabilities	37.0	64.8

Total Current Liabilities	173.3	207.8

Long-term restructuring and other liabilities	39.9	44.8
Income taxes	100.0	100.1
Other long-term liabilities	33.7	35.5

Stockholders' Equity
Preferred stock: authorized 5,000,000 shares of $.01 par
value; no shares issued and outstanding	-	-
Common stock: 1,000,000,000 shares of $.01 par value;
419,041,928 and 417,859,719 shares issued, including
treasury stock	4.2	4.2
Additional paid-in capital	559.1	556.8
Deferred compensation expense	(7.6)	(9.5)
Treasury stock, at cost: 3,250,000 shares	(129.6)	(129.6)
Accumulated other comprehensive income
Cumulative translation adjustment	76.9	94.1
Unrealized net gains on available-for-sale securities	6.6	1.4

Total accumulated other comprehensive income	83.5	95.5
Retained earnings	1,715.4	1,701.9

Total Stockholders' Equity	2,225.0	2,219.3

Total Liabilities and Stockholders' Equity	$ 2,571.9	$ 2,607.5

        The accompanying notes are an integral part of these statements.

TELLABS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended

(In millions)	4/2/04	3/28/03

Operating Activities
Net earnings/(loss)	$ 13.4	$ (42.9)
Adjustments to reconcile net earnings/(loss) to net cash
provided by operating activities:
Restructuring and other charges	7.0	-
Depreciation and amortization	20.5	31.4
Gain on investments and other	5.9	1.2
Net change in assets and liabilities, net of effects from
acquisitions:
Accounts receivable	9.0	62.9
Inventories	(1.1)	0.1
Income tax receivable	11.0	-
Miscellaneous receivables and other current assets	39.5	(13.1)
Long-term assets	-	(5.5)
Accounts payable	(4.2)	(18.1)
Accrued liabilities	(5.9)	4.9
Accrued restructuring and other charges	(28.3)	(24.8)
Income taxes payable	(2.1)	(6.4)
Long-term liabilities	(5.3)	(0.9)

Net Cash Provided by/(Used for) Operating Activities	59.4	(11.2)

Investing Activities
Capital expenditures	(7.9)	(8.2)
Disposals of property, plant and equipment	13.5	11.0
Proceeds from sales and maturities of investments	537.6	650.7
Payments for purchases of investments	(584.5)	(839.0)
Payments for acquisitions, net of cash acquired	-	(13.2)

Net Cash Used for Investing Activities	(41.3)	(198.7)

Financing Activities
Proceeds from issuance of common stock	2.6	0.1

Net Cash Provided by Financing Activities	2.6	0.1
Effect of Exchange Rate Changes on Cash	(3.3)	13.7

Net Increase/(Decrease) in Cash and Cash Equivalents	17.4	(196.1)
Cash and Cash Equivalents at Beginning of Year	245.9	453.5

Cash and Cash Equivalents at End of Period	$ 263.3	$ 257.4

        The accompanying notes are an integral part of these statements.

TELLABS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the requirements of Form 10-Q and applicable rules of Regulation S-X and accordingly do not include all disclosures normally required by generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein should be read in conjunction with our Annual Report on Form 10-K for the year ended January 2, 2004.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year. Certain amounts from prior periods may have been reclassified to conform to the current period presentation.

2. New Accounting Pronouncements

In December 2003, the FASB issued Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. This revised Statement was adopted during the first quarter of 2004 for interim period disclosures and did not have a material impact on our financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by an equity investor if that investor is subject to a majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the entity’s residual returns, or both. This interpretation was adopted during the first quarter of 2004 and did not have a material impact on our financial statements.

3. Restructuring and Other Charges

In 2003, we approved plans to further restructure our operations due to the difficult market conditions in the telecommunications industry. The major components of the restructuring included the outsourcing of both of our manufacturing operations: North American manufacturing operations located in Bolingbrook, Illinois, and international manufacturing operations located in Espoo, Finland. Other major components of our restructuring activities included workforce reductions and the closure and consolidation of excess facilities. The major charges included in restructuring and other charges were for severance and related costs due to workforce reductions, accelerated depreciation of plant and equipment, the write-off of fixed assets, the revaluation and write-off of inventories, and an accrual for excess inventory purchase commitments. The outsourcing of our manufacturing operations resulted in the layoff of approximately 300 employees in the United States, the transfer of 200 employees from our international manufacturing operations to our outsourcer (the severance, if any, for which we are liable for a period of time), the above-mentioned accelerated depreciation on related plant and equipment, and the closure of our other North American manufacturing facility in Bolingbrook, Illinois. The remaining Bolingbrook employees were relocated to other Illinois facilities. The manufacturing operations in North America ceased at the end of October 2003 and the international manufacturing operations ceased at the beginning of January 2004. We recorded restructuring and other charges related to all of the above activities in the second, third and fourth quarters of 2003, and the first quarter of 2004. We expect to incur a total of approximately $2.0 million in additional restructuring and other charges during the second and third quarters of 2004 for previously announced restructuring and other activities. For further discussion of our restructuring activities, refer to our Annual Report on Form 10-K for the year ended January 2, 2004.

Below is an analysis of the restructuring and other charges recorded during the first quarter of 2004 and 2003 by major income statement classifications:

(in millions)

Income Statement Classification	Description	4/2/04	3/28/03

Cost of revenue	Inventory adjustments	$ 2.3	$-
	Disposal of property, plant and equipment	0.3	-
	Other obligations	0.2	-

	Sub-total	2.8	-
Adjustment to prior reserves	Reduction of excess purchase commitment accrual	(12.0)	-

	Total in cost of revenue	(9.2)	-

Restructuring and other charges	Severance and related expenses	4.1	-
	Consolidation of excess leased facilities	1.4	-
	Disposal of property, plant and equipment	12.6	-
	Other obligations	2.4	-

	Sub-total	20.5	-

Adjustments to prior reserves	Proceeds from fixed asset disposals in excess of reserves	(4.3)	-

	Total in operating expenses	16.2	-

Net restructuring and other charges		$ 7.0	-

The following table displays our restructuring and other charges activity during the first quarter of 2004 and the status of the reserves at April 2, 2004:

					Consol. of	Disposal of
			Excess	Severance	Excess	Property,
	Inventory		Purchase	and Related	Leased	Plant and
(in millions)	Adjustments		Commitments	Expenses	Facilities	Equipment		Other	Total

Balance at 1/2/04		$-	$ 38.4	$ 13.5	$ 54.8		$-	$ 2.9	$ 109.6
Additional reserves	2.3		-	4.1	1.4	12.9		2.6	23.3
Cash paid		-	(14.7)	(7.6)	(3.5)		-	(2.5)	(28.3)
Non-Cash activity	(2.3)		(12.0)	-	(0.5)	(12.9)		-	(27.7)

Balance at 4/2/04		$-	$ 11.7	$ 10.0	$ 52.2		$-	$ 3.0	$ 76.9

Inventory adjustments and excess purchase commitments accrual

During the first quarter of 2004, we accrued an additional $2.3 million for the revaluation of inventories related to international manufacturing outsourcing. This charge was offset by a $12.0 million reduction to the accrual for excess purchase commitments, which was originally recorded in 2003, due to a more favorable settlement with a vendor during the first quarter of 2004 than was originally anticipated.

Severance and related expenses

During the first quarter of 2004, we recorded a $4.1 million charge for severance and related expenses for approximately 40 (primarily non-manufacturing) employees. Approximately $3.0 million related to additional personnel reductions beyond that contemplated at the end of fiscal 2003 in our estimate of restructuring and other charges for fiscal 2004.

Consolidation of excess leased facilities

During the first quarter of 2004, we charged $1.4 million for costs associated with excess leased facilities. These included charges for the Montreal research and development office, which was closed at the end of the first quarter of 2004, and additional net rental expenses not anticipated in the initial charges due to the overall weakness of the office rental market and delays in subleasing certain facilities.

Disposal of property, plant and equipment

During the first quarter of 2004, we recorded impairment charges of $12.9 million for property, plant and equipment to be disposed of or held for sale in accordance with SFAS No. 144. This was approximately $6.0 million more than we anticipated at the end of fiscal 2003 for our estimate of restructuring and other charges in 2004. The majority of the charges related to the closure of the Montreal research and development facility at the end of the first quarter of 2004, as most of the assets in the office will not be redeployed within the company as originally anticipated. Other charges were recorded for U.S. research and development and manufacturing assets, as well as a small amount for fixed assets sold to Elcoteq due to the international manufacturing outsourcing activity. Offsetting these new charges was $4.3 million related to the receipt of proceeds from the sale of property, plant and equipment in excess of our original estimate of restructuring and other charges for 2004.

Other obligations

During the first quarter of 2004, we charged $2.4 million for telecommunications contract buyout fees for not meeting minimum usage requirements under contracts due to workforce reductions. This charge was not anticipated in the estimate of 2004 restructuring and other charges at the end of fiscal 2003. In addition, we charged $0.2 million for international manufacturing transition costs that were incurred in the quarter.

Of the remaining $76.9 million reserves as of April 2, 2004, $37.0 million is classified as short-term as it is expected to be paid in the next 12 months. The long-term balance of $39.9 million will be paid over the remaining terms of the excess facility leases, which expire at various times through 2011.

4. Stock Options

We account for our stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25. Had compensation cost for our stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans consistent with the method required by SFAS No. 123, our net earnings/(loss) and net earnings/(loss) per share would have been as follows:

Three Months Ended

(In millions, except per-share amounts)	4/2/04	3/28/03

Net earnings/(loss), as reported	$ 13.4	$ (42.9)

Add: stock-based employee compensation expense included in
reported net earnings, net of related tax effects	3.5	2.7

Less: total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(11.9)	(16.7)

Pro forma net earnings/(loss)	$ 5.0	$ (56.9)

Net earnings/(loss) per share - Basic:
As reported	$ 0.03	$ (0.10)

Pro forma	$ 0.01	$ (0.14)

Net earnings/(loss) per share - Diluted:
As reported	$ 0.03	$ (0.10)

Pro forma	$ 0.01	$ (0.14)

The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2004 and 2003:

	2004		2003

Expected volatility	72.2%		72.2%
Risk-free interest rate	3.4%		2.9%
Expected life	5.0	years	5.7	years
Expected dividend yield	0.0%		0.0%

The pro forma amounts disclosed above may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. In addition, the Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. It requires the use of assumptions that are subjective, such as the expected volatility of the exercise price and the expected remaining life of the option. Since our options have significantly different characteristics from traded options, and since the changes in the subjective input assumptions can result in materially different fair value estimates, in our opinion, the existing option pricing models do not necessarily provide a reliable single measure of the fair value of the options and do not give a meaningful comparison of companies in a given industry.

5. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for our retiree medical plan:

	Retiree Medical Plan
	Three Months Ended

(In millions)	4/2/04	3/28/03

Service cost	$ 0.2	$ 0.2
Interest cost	0.1	0.1
Expected return on plan assets	(0.1)	(0.1)
Amortization of prior service cost	-	0.1
Amortization of net (gain)/loss	-	-

Net periodic benefit cost	$ 0.2	$ 0.3

At January 2, 2004, we estimated that we would contribute $1.6 million to our retiree medical plan in 2004. As of April 2, 2004, we have not contributed to the plan in 2004. We anticipate making a contribution to the plan in the third quarter of 2004.

6. Comprehensive Income/(Loss)

Comprehensive income/(loss) is an expression of our net income/(loss) adjusted for foreign currency translation adjustments and net unrealized gains or losses on available-for-sale securities. The comprehensive income/(losses) were as follows:

	Three Months Ended

(In millions)	4/2/04	3/28/03

Net earnings/(loss)	$ 13.4	$ (42.9)
Other comprehensive income/(loss):
Cumulative translation adjustment	(17.2)	25.2
Unrealized net gain/(loss) on available-for-sale securities	5.2	(1.5)

Comprehensive income/(loss)	$ 1.4	$ (19.2)

7. Product Warranties

We offer warranties for all of our products. The specific terms and conditions of those warranties vary depending upon the product sold. We provide a basic limited warranty, including parts and labor, for all products for a period up to five years. Factors that enter into our estimate of our warranty reserve include the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. The following table presents the changes in our product warranty reserve:

	Three Months Ended

(In millions)	4/2/04	3/28/03

Total product warranty reserve at the beginning of the period	$ 19.5	$ 13.9
Accruals for product warranties issued	0.5	3.2
Settlements made during the period	(1.1)	(3.1)

Total product warranty reserve at the end of the period	$ 18.9	$ 14.0

8. Income Taxes

SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This valuation allowance, which totaled $248.3 million at the end of the first quarter 2004, offsets the value of tax assets related to the carry-forward of tax deductions, operating losses and tax credits. While we expect to realize these assets, we also expect to continue to record a full valuation allowance on future U.S. and certain non-U.S. tax benefits until an appropriate level of profitability is attained.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview of Business

We deliver technology that transforms the way the world communicates. Our experts design, develop, deploy and support our solutions in telecom networks in more than 100 countries. More than two-thirds of telephone calls and Internet sessions in several countries, including the United States, flow through our equipment. Our product portfolio provides solutions in next-generation transport, managed access, broadband data, voice quality enhancement and cable telephony. Tellabs’ three strategies focus on energizing the core business, setting the standard in carrier-class data and expanding into adjacent markets.

We generate revenue principally through the sale of hardware and software, both as stand-alone products and as elements of integrated systems, to many of the world’s largest and strongest carriers. In addition, we generate revenue by providing installation and professional services related primarily to our own products and systems.

Within North America the majority of our revenue is derived from transport products, principally digital cross-connect systems. Demand for these products is and will be sensitive to end-user demand for bandwidth, industry capacity utilization and competing technologies.

Outside North America the majority of our revenue arises from managed access and transport systems. Demand for these products, as in North America, is and will be sensitive to end-user demand for bandwidth, industry capacity utilization and competing technologies.

Services revenue comes from two primary sources: network construction and professional services such as network deployment, traffic management, support services and training. Network construction revenue, which comprises over half of all revenue from services, primarily arises from sales of our transport products in North America. As a result, it has tended to increase or decrease in similar proportion to the increase or decrease in revenue from those products.

Following years of unprecedented growth, the demand for telecommunications equipment began to decline precipitously in early 2001 as a result of industry overcapacity, an unfavorable regulatory environment, and excessive debt loads among many carriers. As a consequence, we experienced a 71% revenue decline over the period 2001 to 2003, and we incurred a net loss in each of those years. As market conditions deteriorated, we responded with a series of restructuring plans designed to match our manufacturing capacity and expenses with demand in order to restore profitability and renew growth. We closed manufacturing facilities in Ireland and Texas in 2001 and facilities in Ireland and New York in 2002. We reduced headcount by 64% from 8,900 during 2001 to 3,200 at the end of the first quarter of 2004. We exited a significant portion of the office space that we leased and owned in the United States, and we consolidated the majority of our workforce into our headquarters facility in Naperville, Illinois. We also reviewed our product portfolio and cut-back or stopped development efforts on some products.

In the second-half of 2003, we committed to outsource the majority of our remaining manufacturing activities to take advantage of the purchasing power and lower labor rates of contract manufacturers. As a result, our remaining North American manufacturing operations, located in Illinois, ceased at the end of October 2003, and our remaining international manufacturing operations, located in Finland, were transferred to an outsourcer at the beginning of January 2004.

As a result of these restructuring activities, we recorded restructuring charges for severance costs, facilities shutdown costs and other obligations. Also, the decline in product demand over the recent 3-year period had a significant impact on the value of our inventory, resulting in the need to record reserves for excess and obsolete inventory and excess purchase commitments. We also recorded reserves for other impaired and surplus assets. These charges were significant in amount and we encourage readers to refer to our Annual Report on Form 10-K for the year ended January 2, 2004 for further details. We expected restructuring and other charges during the first quarter of 2004 to be between $8.0 million and $12.0 million. The actual net charges for the quarter were $7.0 million, including a $12.0 million reversal of a prior accrual for excess purchase commitments due to a more favorable settlement than was anticipated. We currently expect to incur a total of approximately $2.0 million in additional restructuring and other charges during the second and third quarters of 2004 from previously announced restructuring and other activities. See further discussion of restructuring and other charges in Note 3. We will continue to identify and implement actions to maintain and improve margins and control spending to maximize profitability within the current revenue environment. These efforts may require additional restructuring charges.

Our goal has been to return to profitable growth, and our first-quarter results reflect progress toward that goal. Our first-quarter 2004 profit was our first quarterly net earnings since the first quarter of 2002. We also increased our cash, cash equivalents and investments in marketable securities by $57.2 million during the quarter. During the quarter we experienced a continuation of the favorable revenue environment that emerged in 2003. Our margins improved due to volume, product mix, the previously mentioned outsourcing and reserve reversal and lower operating expenses reflecting our continuing focus on spending control.

New Product Categories

In the first quarter of 2004, we adjusted our product revenue categories to better reflect the changing dynamics of our business. The following is a summary of those new categories:

o	Transport – The products in this category map directly to our former Optical Networking category, which includes Tellabs® 5500, Tellabs® 5300, Tellabs® 5500NGX, Tellabs® 6500 and Tellabs® 7100 systems.

o	Managed Access – This category includes our core managed access products: Tellabs® 2300, Tellabs® 6300 and Tellabs® 8100 systems.

o	Voice Quality Enhancement – This category primarily includes our echo cancellation products — Tellabs® 3000 series stand alone echo cancellers and integrated echo cancellations solutions, plus a small amount of miscellaneous product revenue.

o	Broadband Data – This category was created to directly reflect Tellabs’ expansion into broadband data products. Products in this category include Tellabs® 8600 and Tellabs® 8800 systems.

o	Services and Solutions – This category includes all service revenue, principally installation and professional services and support agreements.

RESULTS OF OPERATIONS

Quarter Ended April 2, 2004, Compared with the Quarter Ended March 28, 2003

Net earnings for the first quarter were $13.4 million or $0.03 per share compared with a net loss of $42.9 million or $0.10 per share in the first quarter of 2003. The $56.3 million net earnings improvement was driven by increased revenue, improved margins, and lower operating expenses as more fully described below.

Revenue

Total revenue in the first quarter of 2004 increased $41.3 million to $263.8 million from $222.5 million in the first quarter of 2003. We believe end-user demand is increasing which is driving an increase in capital expenditures by our customers, especially for our core transport products, and most notably by wireless carriers. Seventy percent of this increase occurred in North America as a result of higher orders from wireless customers. Revenue within North America for the first quarter of 2004 was $172.9 million, or 65% of revenue, compared with $144.0 million, or 65% of total revenue, in the first quarter of 2003. International revenue amounted to $90.9 million, or 35% of total revenue, compared with $78.5 million, or 35% of total revenue, in the first quarter of 2003.

Revenue from Transport products was $133.9 million in the first quarter of 2004, compared with $104.5 million in the first quarter of 2003. Revenue from these products increased $29.4 million or 28.1%, primarily due to an increase in revenue from our Tellabs 5500 systems.

Revenue from Managed Access products was $69.4 million in the first quarter of 2004, compared with $73.5 million in the first quarter of 2003. Revenue from these products decreased $4.1 million or 5.6% due mainly to lower sales of Tellabs 2300 systems.

Revenue from Voice Quality Enhancement products was $24.9 million in the first quarter of 2004, compared with $8.7 million in the first quarter of 2003. The $16.2 million increase, or more than doubling of revenue, was driven by demand from wireless customers as well as demand for higher quality voice over internet protocol solutions.

Revenue from Broadband Data products was $3.9 million in the first quarter of 2004, we did not offer these products in the first quarter of 2003. These sales came from Tellabs 8800 systems.

Total Service and Solutions revenue was $31.7 million in the first quarter of 2004, compared with $35.8 million in the first quarter of 2003. The decrease in revenue was primarily due to timing of hardware shipments.

Gross Profit

Total gross profit for the quarter was $150.5 million or 57.1% of revenue, compared with $93.5 million or 42.0% of revenue for the first quarter of 2003. The increase in gross profit in 2004 was primarily due to volume and product mix which added approximately 8 percentage points to the gross profit, the benefits of outsourced manufacturing which added approximately 4 percentage points to the gross profit and a net credit of $9.2 million primarily due to the reduction in an accrual for excess purchase commitments in the first quarter of 2004 related to restructuring and other charges which added about 3 percentage points to the gross profit. See further discussion of the $9.2 million credit in Note 3.

Operating Expenses

Operating expenses for the first quarter of $139.7 million decreased $4.3 million from $144.0 million in the first quarter of 2003. The decrease was primarily due to spending efficiencies, partially offset by an additional $16.2 million in restructuring and other charges recorded during the first quarter of 2004 compared with the first quarter of 2003. See further discussion of the $16.2 million in restructuring and other charges in Note 3.

Other Income/Expense

Interest income for the first quarter of 2004 of $6.0 million was down $2.7 million from $8.7 million in the first quarter of 2003. The higher cash and cash equivalents and marketable securities during the first quarter of 2004, compared with that of the first quarter of 2003, could not offset the impact of lower prevailing interest rates between the periods.

Effective Tax Rate

The effective tax rate for the first quarter was a provision of 14.6% compared with a benefit of 1.2% in the first quarter of 2003. The tax rate for the first quarter 2004 reflects a tax benefit from the utilization of domestic net operating loss carry-forwards and a tax provision on income from international operations. The tax rate for the first quarter of 2003 reflected the absence of a tax benefit for operating losses incurred primarily in the United States and a small tax benefit from our international operations.

Financial Condition, Liquidity and Capital Resources

Our principal source of liquidity remained our cash and cash equivalents and investments in marketable securities, which increased by $57.2 million during the first quarter of 2004. The increase was due primarily to $31.0 million in payments from our outsourcers for inventory and fixed assets purchased as part of the outsourcing project, an $11.0 million U.S. tax refund, $6.0 million for the sale of our facilities in Lisle, Illinois as part of our restructuring efforts and increased collections on accounts receivable.

We believe that the current level of working capital, particularly cash and short-term investments, is sufficient to meet our normal operating requirements for the foreseeable future. Further, we believe that sufficient resources exist to support our future growth and strategic needs. Future sources of working capital may be from cash-on-hand, cash generated from future operations, short-term or long-term financing, equity offerings or any combination of these alternatives.

Our current policy is to retain our earnings to provide funds for operating and expanding our business. We do not anticipate paying a cash dividend in the foreseeable future.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no changes to our critical accounting policies during the quarter. Additionally, the initial adoption of new accounting policies during the quarter ended April 2, 2004, did not have a material impact on our condensed consolidated financial statements.

Outlook

While revenue visibility remains unclear, we expect enterprise and wireless demand to drive growth in our core products for the foreseeable future. Based on our first-quarter bookings, increased backlog and other internal indicators, we expect continuing sequential revenue growth in the second quarter comparable to the 5% sequential increase we saw last year. Gross margin for the second quarter is anticipated to be in the mid-50 percent range, plus or minus a point or two depending on product mix and other factors. We expect to hold the line on operating expenses with second quarter expected to be flat to slightly down from the first quarter.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “intend,” “likely,” “will,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunication service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in our filings with the SEC. For a further description of such risks and future factors, see Exhibit 99.3 to Form 10-Q for the quarterly period ended March 28, 2003 filed with the SEC on May 9, 2003. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward-looking statements in determining whether to buy, sell or hold any of our securities. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended January 2, 2004.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. There have been no significant changes during the period covered by this Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 18, 2002, a class action complaint was filed in the United States District Court of the Northern District of Illinois against Tellabs, Michael Birck, and Richard Notebaert (former CEO, President and Director of Tellabs). Thereafter, eight similar complaints were also filed in the United States District Court of the Northern District of Illinois. All nine of these actions were subsequently consolidated, and on December 3, 2002, a consolidated amended class action complaint was filed against Tellabs, Mr. Birck, Mr. Notebaert, and certain other of our current or former officers and/or directors. The consolidated amended complaint alleged that during the class period (December 11, 2000-June 19, 2001) the defendants violated the federal securities laws by making materially false and misleading statements, including, among other things, allegedly: providing revenue forecasts that were false and misleading, misrepresenting demand for our products, and reporting overstated revenues for the fourth quarter 2000 in our financial statements. Further, certain of the individual defendants were alleged to have violated the federal securities laws by trading our securities while allegedly in possession of material, non-public information about us pertaining to these matters.

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice. On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit appealing the dismissal.

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders was held on April 22, 2004. The following directors were re-elected to serve until the annual meeting of stockholders in 2007 and until the election and qualification of their respective successors:

Director	For	Withheld

Michael J. Birck	351,145,996	14,223,309
Frederick A. Krehbiel	350,510,716	14,858,589
Krish A. Prabhu	352,336,295	13,033,010

Our stockholders also voted to approve the proposal to adopt the Tellabs 2004 Incentive Compensation Plan in accordance with the following vote:

For	Against	Abstain	Broker Non-Votes

237,685,577	49,279,987	4,179,220	32,428,803

In addition, our stockholders voted to approve the proposal to ratify the appointment of Ernst & Young LLP, independent auditors, as our independent auditors for 2004 in accordance with the following vote:

For	Against	Abstain	Broker Non-Votes

348,184,367	14,076,247	3,108,691	32,428,803

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

10.1	Tellabs, Inc. 2004 Incentive Compensation Plan
10.2	Employment Agreement - President and Chief Executive Officer
10.3	Employment Agreement - Chairman of the Board
11	Computation of Per Share Earnings
31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(B) Reports on Form 8-K:

The Registrant furnished a press release dated April 21, 2004, announcing its earnings for the quarter ended April 2, 2004.

See also our Annual Report on Form 10-K for the year ended January 2, 2004 listing any additional reports on Form 8-K filed during the first quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.
(Registrant)

/s/ James A. Dite
James A. Dite
Vice President and Controller
(Principal Accounting Officer)

May 11, 2004
(Date)

EXHIBIT INDEX

Exhibit	Description

10.1	Tellabs, Inc. 2004 Incentive Compensation Plan
10.2	Employment Agreement - President and Chief Executive Officer
10.3	Employment Agreement - Chairman of the Board
11	Computation of Per Share Earnings
31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002