Form 10-Q
period 2004-07-02
TELLABS INC
filed 2004-08-10
CIK 317771

 Tellabs, Inc. Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to______________

Commission file Number: 0-09692

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

Common Shares, $.01 Par Value — 416,213,149 shares outstanding on July 2, 2004.

TELLABS, INC.
INDEX

Tellabs, Inc. Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELLABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per-share data)	7/2/04	6/27/03	7/2/04	6/27/03

Revenue
Product and other	$263.5	$195.1	$495.6	$381.8
Services	40.8	39.0	72.5	74.8

	304.3	234.1	568.1	456.6
Cost of Revenue
Product and other	102.1	160.9	190.0	259.6
Services	27.4	28.7	52.8	59.0

	129.5	189.6	242.8	318.6

Gross Profit	174.8	44.5	325.3	138.0

Gross profit as a percentage of revenue	57.4%	19.0%	57.3%	30.2%

Operating expenses
Selling, general and administrative	57.2	58.7	114.9	123.4
Research and development	61.1	74.6	123.0	151.5
Restructuring & other charges	(2.0)	26.1	14.2	26.1
Intangible asset amortization	3.9	2.5	7.8	4.9

	120.2	161.9	259.9	305.9

Operating Earnings/(Loss)	54.6	(117.4)	65.4	(167.9)

Other Income/(Expense)
Interest income, net	6.3	9.0	12.2	17.7
Other	(1.0)	(1.9)	(2.0)	(3.5)

	5.3	7.1	10.2	14.2

Earnings/(Loss) Before Income Tax	59.9	(110.3)	75.6	(153.7)
Income tax (expense)/benefit	(10.3)	(0.4)	(12.6)	0.1

Net Earnings/(Loss)	$49.6	($110.7)	$63.0	($153.6)

Net Earnings/(Loss) Per Share
Basic	$0.12	($0.27)	$0.15	($0.37)

Diluted	$0.12	($0.27)	$0.15	($0.37)

Average number of common shares outstanding - Basic	416.1	412.5	415.7	412.4

Average number of common shares outstanding - Diluted	420.3	412.5	419.9	412.4

        The accompanying notes are an integral part of these statements.

Tellabs, Inc. Index

TELLABS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/2/04	1/2/04

(In millions, except share amounts)	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$ 273.6	$ 245.9
Investments in marketable securities	968.0	877.1

	1,241.6	1,123.0
Accounts receivable, net	180.8	196.7
Inventories
Raw materials	13.2	12.5
Work in process	4.2	4.1
Finished goods	38.5	25.2

	55.9	41.8
Income taxes	14.7	22.7
Miscellaneous receivables and other current assets	77.2	114.6

Total Current Assets	1,570.2	1,498.8

Property, Plant and Equipment	548.9	643.6
Less: accumulated depreciation	(269.5)	(327.8)

	279.4	315.8
Goodwill	551.6	552.3
Intangible assets, net	98.2	107.8
Other assets	125.9	132.8

Total Assets	$ 2,625.3	$ 2,607.5

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 52.1	$ 47.8
Accrued liabilities	104.7	95.2
Accrued restructuring and other liabilities	25.8	64.8

Total Current Liabilities	182.6	207.8

Long-term restructuring and other liabilities	37.3	44.8
Income taxes	101.8	100.1
Other long-term liabilities	36.1	35.5

Stockholders' Equity
Preferred stock: authorized 5,000,000 shares of $.01 par
value; no shares issued and outstanding	-	-
Common stock: 1,000,000,000 shares of $.01 par value;
419,463,149 and 417,859,719 shares issued, including
treasury stock	4.2	4.2
Additional paid-in capital	562.5	556.8
Deferred compensation expense	(7.4)	(9.5)
Treasury stock, at cost: 3,250,000 shares	(129.6)	(129.6)
Accumulated other comprehensive income
Cumulative translation adjustment	75.5	94.1
Unrealized net (losses)/gains on available-for-sale securities	(2.6)	1.4

Total accumulated other comprehensive income	72.9	95.5
Retained earnings	1,764.9	1,701.9

Total Stockholders' Equity	2,267.5	2,219.3

Total Liabilities and Stockholders' Equity	$ 2,625.3	$ 2,607.5

        The accompanying notes are an integral part of these statements.

Tellabs, Inc. Index

TELLABS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended

(In millions)	7/2/04	6/27/03

Operating Activities
Net earnings/(loss)	$ 63.0	$ (153.6)
Adjustments to reconcile net earnings/(loss) to net cash
provided by operating activities:
Restructuring and other charges	10.7	80.4
Depreciation and amortization	40.0	60.6
(Loss)/gain on investments and other	(4.6)	3.7
Net change in assets and liabilities, net of effects from
acquisitions:
Accounts receivable	14.0	60.7
Inventories	(14.8)	23.9
Income tax receivable	15.4	-
Miscellaneous receivables and other current assets	35.9	(26.2)
Long-term assets	(8.4)	8.1
Accounts payable	4.9	(31.0)
Accrued liabilities	21.5	(5.9)
Accrued restructuring and other charges	(40.2)	(45.5)
Income taxes payable	(3.3)	149.1
Long-term liabilities	(3.9)	(0.1)

Net Cash Provided by Operating Activities	130.2	124.2

Investing Activities
Capital expenditures	(18.4)	(11.3)
Disposals of property, plant and equipment	14.2	3.8
Proceeds from sales and maturities of investments	509.1	1,003.9
Payments for purchases of investments	(607.3)	(1,226.8)
Payments for acquisitions, net of cash acquired	-	(136.6)

Net Cash Used for Investing Activities	(102.4)	(367.0)

Financing Activities
Proceeds from issuance of common stock	3.8	1.2

Net Cash Provided by Financing Activities	3.8	1.2
Effect of Exchange Rate Changes on Cash	(3.9)	35.4

Net Increase/(Decrease) in Cash and Cash Equivalents	27.7	(206.2)
Cash and Cash Equivalents at Beginning of Year	245.9	453.5

Cash and Cash Equivalents at End of Period	$ 273.6	$ 247.3

        The accompanying notes are an integral part of these statements.

Tellabs, Inc. Index

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

3. Acquisition

In May 2004, we entered into a definitive merger agreement under which we will acquire Advanced Fibre Communications, Inc. (“AFC”), a leader in access products. AFC’s products allow carriers to provide voice, video and high-speed internet access over a single network infrastructure. Under the terms of the merger agreement, which was approved by both companies’ boards of directors, AFC stockholders will receive 1.55 shares of Tellabs common stock and $7.00 in cash for each AFC share. Based on Tellabs’ closing stock price of $9.19 per share on May 19, 2004, the last trading date prior to the public announcement of the merger, this represents approximately $21.24 in value per AFC share, or a total value of approximately $1.9 billion. An estimated 136.3 million common shares of Tellabs stock will be issued for the acquisition, with the cash portion financed with cash on hand, including AFC’s cash. Upon completion of the transaction, Tellabs stockholders will own approximately 75% of the company and AFC stockholders will own approximately 25%. This transaction is currently expected to close during the fourth quarter of 2004, subject to satisfaction of various closing conditions including approval by the stockholders of Tellabs and AFC. The merger has been approved by the Federal Trade Commission.

Following AFC’s announcement of its second quarter results and outlook for the balance of 2004, the Tellabs Board of Directors requested that Tellabs’ management conduct a further review and analysis of AFC’s business and financial outlook and provide the Board with an update. Management is in the process of conducting such review in coordination with AFC.

See further discussion of this transaction in our Form S-4 filed with the Securities and Exchange Commission on June 23, 2004.

4. Restructuring and Other Charges

In 2003, management approved plans to further restructure our operations due to the difficult market conditions in the telecommunications industry. A major component of the restructuring was the outsourcing of our global manufacturing operations, which resulted in workforce reductions of approximately 500 employees globally, facility closures, asset disposals and the sale of the majority of our inventory to the outsourcers. Additional restructuring activities during 2003 included non-manufacturing workforce reductions and facility closures. As a result of these actions, we recorded charges for severance and related costs, asset impairments and accelerated depreciation on our manufacturing facility in North America. We also recorded charges for excess and obsolete inventories and excess purchase commitments. Our manufacturing operations in North America ceased at the end of October 2003 and international manufacturing operations ceased at the beginning of January 2004. We recorded restructuring and other charges related to all of the above activities in the second, third and fourth quarters of 2003, and the first and second quarters of 2004. We expect to incur minimal additional restructuring charges for previously announced restructuring activities. For further discussion of our restructuring activities, refer to our Annual Report on Form 10-K for the year ended January 2, 2004.

Tellabs, Inc. Index

Below is an analysis of the restructuring and other charges recorded during the second quarter of 2004 and 2003 by major income statement classification:

(in millions)

Income Statement Classification	Description	7/2/04	6/27/03

Cost of revenue	Inventory adjustments	$-	$ 33.4
	Disposal of property, plant and equipment	4.5	-
	Purchase commitments	-	20.9
	Other obligations	1.2	-

	Total in cost of revenue	5.7	54.3

Operating Expenses	Severance and related expenses	0.9	15.0
	Consolidation of excess leased facilities	0.3	0.5
	Disposal of property, plant and equipment	0.6	14.7
	Other obligations	-	2.3

	Sub-total	1.8	32.5

	Adjustment to severance accruals	(1.2)	(1.5)
	Proceeds from fixed asset disposals in excess of reserves	(0.7)	(4.9)
	Adjustment of leased facilities reserve	(1.9)	-

	Total in operating expenses	(2.0)	26.1

		$ 3.7	$ 80.4

Below is an analysis of the restructuring and other charges recorded year-to-date through the second quarter of 2004 and 2003 by major income statement classification:

(in millions)

Income Statement Classification	Description	7/2/04	6/27/03

Cost of revenue	Inventory adjustments	$ 2.3	$ 33.4
	Disposal of property, plant and equipment	4.8	-
	Purchase commitments	-	20.9
	Other obligations	1.4	-

	Sub-total	8.5	54.3
	Reduction of excess purchase commitments reserve	(12.0)	-

	Total in cost of revenue	(3.5)	54.3

Operating Expenses	Severance and related expenses	5.0	15.0
	Consolidation of excess leased facilities	1.7	0.5
	Disposal of property, plant and equipment	13.2	14.7
	Other obligations	2.4	2.3

	Sub-total	22.3	32.5

	Adjustment to severance accruals	(1.2)	(1.5)
	Proceeds from fixed asset disposals in excess of reserves	(5.0)	(4.9)
	Reduction of leased facilities accrual	(1.9)	-

	Total in operating expenses	14.2	26.1

		$ 10.7	$ 80.4

Tellabs, Inc. Index

The following table displays our restructuring and other charges activity during the first six months of 2004 and the status of the reserves at July 2, 2004:

					Consol. of	Disposal of
			Excess	Severance	Excess	Property,
	Inventory		Purchase	and Related	Leased	Plant and
(in millions)	Adjustments		Commitments	Expenses	Facilities	Equipment		Other	Total

Balance at 1/2/04		$-	$ 38.4	$ 13.5	$ 54.8		$-	$ 2.9	$ 109.6
Additional reserves	2.3		-	4.1	1.4	12.9		2.6	23.3
Cash paid		-	(14.7)	(7.6)	(3.5)		-	(2.5)	(28.3)
Non-Cash activity (a)	(2.3)		(12.0)	-	(0.5)	(12.9)		-	(27.7)

Balance at 4/2/04		$-	$ 11.7	$ 10.0	$ 52.2		$-	$ 3.0	$ 76.9

Additional reserves		-	-	0.9	0.3	5.1		1.2	7.5
Cash paid		-	(2.0)	(6.5)	(3.3)		-	(0.1)	(11.9)
Non-Cash activity (a)		-	-	(1.5)	(1.4)	(5.1)		(1.4)	(9.4)

Balance at 7/2/04		$-	$ 9.7	$ 2.9	$ 47.8		$-	$ 2.7	$ 63.1

Note (a): Non-Cash activity includes reversals of previously recorded reserves, effect of currency translation on balances, and other changes in the reserve balance that do not flow through the income statement.

The following discussion relates to accrual and reserve adjustments for activities initiated in prior periods. There were no new restructuring plans implemented during the first half of 2004.

Inventory adjustments and excess purchase commitments accrual

In the first quarter of 2004, we accrued $2.3 million for the revaluation of inventories related to international manufacturing outsourcing. There was also a $12.0 million reduction to the reserve for excess purchase commitments due to a favorable settlement with a vendor.

Severance and related expenses

In the second quarter of 2004, we recorded a $0.3 million net reduction of reserves for severance and related costs pertaining to certain restructuring activities that were initiated in 2003 and prior periods. The net change to the reserves, which included both additional accruals for some restructuring plans and reductions of reserves for others, was primarily attributable to changes in our estimates of the amount of severance benefits that would be paid to each employee and the number of employees that would be terminated and receive severance payments.

In addition to the second-quarter net reserve reduction discussed above, during the year-to-date period we recorded additional accruals for severance and related costs of $4.1 million attributable to a change in our estimate of the number of employees to be terminated under our fourth-quarter 2003 restructuring plan and to severance and related costs pertaining to the closure of our Montreal, Canada facility in the fourth quarter of 2003.

Tellabs, Inc. Index

Consolidation of excess leased facilities

In the second quarter of 2004, we accrued $0.3 million for costs associated with excess leased facilities. There was also a $1.9 million reduction in accruals for excess facilities reserves.

In the first six months of 2004, we accrued $1.7 million for costs associated with excess leased facilities. This amount included accruals for the Montreal research and development office, which was closed at the end of the first quarter of 2004. There was also a reduction of $1.9 million for excess facilities accruals relating to final reconciliation and settlement of obligations associated with previously vacated facilities.

Disposal of property, plant and equipment

During the second quarter of 2004, we recorded impairment charges of $5.1 million for property, plant and equipment to be disposed of or held for sale. This included a $4.5 million charge for the loss on the sale of our Bolingbrook manufacturing facilities which closed in the third quarter. In addition, we recorded $0.6 million in impairment charges primarily relating to property, plant and equipment used in our Montreal research and development facility. We also received $0.7 million in proceeds from the sale of property, plant and equipment in excess of our original estimate.

During the first half of 2004, we recorded impairment charges of $18.0 million for property, plant and equipment to be disposed of or held for sale. This charge was approximately $11 million more than we anticipated at the end of fiscal 2003. Of the charge, $4.5 million represents a loss on the sale of the Bolingbrook manufacturing facilities. Charges related to the closure of the Montreal research and development facility at the end of the first quarter of 2004 amounted to $7.7 million, as most of the assets in the office will not be redeployed within the company as originally anticipated, $5.5 million was recorded for U.S. research and development and manufacturing assets, and $0.3 million was recorded for fixed assets sold to Elcoteq as part of the international manufacturing outsourcing activity. We also received $5.0 million in proceeds from the sale of property, plant and equipment in excess of our original estimate of restructuring and other charges.

Other obligations

During the first half of 2004, we accrued $2.4 million related to contract termination costs for not meeting minimum-usage fees required under contracts due to workforce reductions. In addition, we accrued $1.4 million in wage transition charges for our international manufacturing outsourcing activities, $0.2 million of which were accrued during the first quarter.

Of the remaining $63.1 million reserves as of July 2, 2004, $25.8 million was classified as current because it is expected to be paid within the next 12 months. The long-term balance of $37.3 million will be paid over the remaining terms of the excess facility leases, which expire at various times through 2011.

5. Stock Options

We account for our stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25. Had compensation cost for our stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans consistent with the method required by SFAS No. 123, our net earnings/(loss) and net earnings/(loss) per share would have been as follows:

	Three Months Ended		Six Months Ended

(In millions, except per-share amounts)	7/2/04	6/27/03	7/2/04	6/27/03

Net earnings/(loss), as reported	$ 49.6	$ (110.7)	$ 63.0	$ (153.6)

Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	2.1	2.7	5.6	5.4

Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9.8)	(19.8)	(21.7)	(36.5)

Pro forma net earnings/(loss)	$ 41.9	$ (127.8)	$ 46.9	$ (184.7)

Net earnings/(loss) per share - Basic:
As reported	$ 0.12	$ (0.27)	$ 0.15	$ (0.37)

Pro forma	$ 0.10	$ (0.31)	$ 0.11	$ (0.45)

Net earnings/(loss) per share - Diluted:
As reported	$ 0.12	$ (0.27)	$ 0.15	$ (0.37)

Pro forma	$ 0.10	$ (0.31)	$ 0.11	$ (0.45)

Tellabs, Inc. Index

The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2004 and 2003:

	2004		2003

Expected volatility	71.9%		74.2%
Risk-free interest rate	3.2%		2.8%
Expected life	4.9	years	5.3	years
Expected dividend yield	0.0%		0.0%

The pro forma amounts disclosed above may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. In addition, the Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the use of assumptions that are subjective, such as the expected volatility of the exercise price and the expected life of the option. Since our options have significantly different characteristics from traded options, and since the changes in the subjective input assumptions can result in materially different fair value estimates, in our opinion, the existing option pricing models do not necessarily provide a reliable single measure of the fair value of the options and do not give a meaningful comparison of companies in a given industry.

6. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for our retiree medical plan:

	Three Months Ended		Six Months Ended

(In millions)	7/2/04	6/27/03	7/2/04	6/27/03

Service cost	$ 0.2	$ 0.2	$ 0.4	$ 0.4
Interest cost	0.1	0.1	0.2	0.2
Expected return on plan assets	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of prior service cost	-	0.1	-	0.2
Amortization of net (gain)/loss	-	-	-	-

Net periodic benefit cost	$ 0.2	$ 0.3	$ 0.4	$ 0.6

At January 2, 2004, we estimated that we would contribute $1.6 million to our retiree medical plan in 2004. As of July 2, 2004, we have not contributed to the plan in 2004. We anticipate making a contribution to the plan in the third quarter of 2004.

7. Comprehensive Income/(Loss)

Comprehensive income/(loss) is an expression of our net earnings/(loss) in the condensed consolidated statements of operations, adjusted for foreign currency translation adjustments and net unrealized gains or losses on available-for-sale securities. The comprehensive income/(losses) were as follows:

Tellabs, Inc. Index
	Three Months Ended		Six Months Ended

(In millions)	7/2/04	6/27/03	7/2/04	6/27/03

Net earnings/(loss)	$ 49.6	$ (110.7)	$ 63.0	$ (153.6)
Other comprehensive income/(loss):
Cumulative translation adjustment	(1.4)	65.1	(18.6)	90.3
Unrealized net gain/(loss) on available-for-sale securities	(9.2)	1.4	(4.0)	-

Comprehensive income/(loss)	$ 39.0	$ (44.2)	$ 40.4	$ (63.3)

8. Product Warranties

We offer warranties for all of our products. The specific terms and conditions of those warranties vary depending upon the product sold. We provide a basic limited warranty, including parts and labor, for all products for periods of up to five years. Factors that enter into our estimate of our warranty reserve include the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. The following table presents the changes in our product warranty reserve:

	Three Months Ended		Six Months Ended

(In millions)	7/2/04	6/27/03	7/2/04	6/27/03

Total product warranty reserve at the beginning of the period	$ 18.9	$ 14.0	$ 19.5	$ 13.9
Accruals for product warranties issued	2.2	6.4	2.7	9.6
Settlements made during the period	(2.3)	(3.8)	(3.4)	(6.9)

Total product warranty reserve at the end of the period	$ 18.8	$ 16.6	$ 18.8	$ 16.6

9. Income Taxes

We have recorded significant deferred tax assets resulting from the carry-forward of tax deductions, operating losses, and tax credits. SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance when sufficient evidence exists that it is more likely than not that all or a portion of such deferred tax assets will not be realized through the generation of income in future periods. Under SFAS No. 109, our pre-tax losses in 2003 and 2002 represent such sufficient evidence to require us to record a valuation allowance against our U.S. and certain non-U.S. deferred tax assets. This valuation allowance totaled $231.3 million at the end of the second quarter of 2004. We expect to continue to record a full valuation allowance against our U.S. and certain non-U.S. deferred tax assets until a sufficient history of profitability — as determined under the rules of SFAS No. 109 — is attained to permit recognition of deferred tax assets without a valuation allowance. We cannot predict with an acceptable level of confidence when we might attain a sufficient history of profitability. However, we do not expect it will be attained in 2004. Pre-tax income generated in future periods will generally result in a tax benefit being recognized from the utilization of our deferred tax assets and the reversal of our valuation allowance. However, our ability to record a tax benefit upon the reversal of our valuation allowance could be significantly impacted by the pending acquisition of AFC. See further discussion of this transaction in our Form S-4 filed with the Securities and Exchange Commission on June 23, 2004.

Tellabs, Inc. Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions of dollars except for percentages and per share amounts)

Acquisition

In May 2004, we entered into a definitive merger agreement under which we will acquire Advanced Fibre Communications, Inc. (“AFC”), a leader in access products. AFC’s products allow carriers to provide voice, video and high-speed internet access over a single network infrastructure. Under the terms of the merger agreement, which was approved by both companies’ boards of directors, AFC stockholders will receive 1.55 shares of Tellabs common stock and $7.00 in cash for each AFC share. Based on Tellabs’ closing stock price of $9.19 per share on May 19, 2004, the last trading date prior to the public announcement of the merger, this represents approximately $21.24 in value per AFC share, or a total value of approximately $1.9 billion. An estimated 136.3 million common shares of Tellabs stock will be issued for the acquisition, with the cash portion financed with cash on hand, including AFC’s cash. Upon completion of the transaction, Tellabs stockholders will own approximately 75% of the company and AFC stockholders will own approximately 25%. This transaction is currently expected to close during the fourth quarter of 2004, subject to satisfaction of various closing conditions including approval by the stockholders of Tellabs and AFC. The merger has been approved by the Federal Trade Commission.

Following AFC’s announcement of its second quarter results and outlook for the balance of 2004, the Tellabs Board of Directors requested that Tellabs’ management conduct a further review and analysis of AFC’s business and financial outlook and provide the Board with an update. Management is in the process of conducting such review in coordination with AFC.

See further discussion of this transaction in our Form S-4 filed with the Securities and Exchange Commission on June 23, 2004.

Introduction and Overview of Business

Tellabs designs, develops, deploys and supports solutions in telecom networks in more than 100 countries. More than two-thirds of telephone calls and Internet sessions in several countries, including the United States, flow through our equipment. Our product portfolio provides solutions in next-generation transport, managed access, broadband data, voice quality enhancement and cable telephony. Tellabs’ strategies focus on maximizing revenue in our core businesses – Transport, Managed Access, and Voice Quality Enhancement; generating additional revenue by setting the standard in carrier-class data; and expanding into adjacent markets.

We generate revenue principally through the sale of hardware and software, both as stand-alone products and as elements of integrated systems, to many of the world’s largest and strongest carriers. In addition, we generate revenue by providing installation and professional services related primarily to our own products and systems.

Within North America the majority of our revenue is derived from transport products, principally digital cross-connect systems that manage and route network traffic, and combine, consolidate and segregate signals to maximize efficiency. Demand for these products is sensitive to end-user demand for bandwidth, industry capacity utilization and competing technologies.

Outside North America the majority of our revenue arises from managed access and transport systems that control the flow of voice, data and video across communications networks. Demand comes primarily from two sources: Business services for voice and high speed data and demand from wireless providers for network transport services. Demand for these products, as in North America, is sensitive to end-user demand for bandwidth, industry capacity utilization and competing technologies.

Services and Solutions revenue comes from two primary sources: network construction and professional services such as network deployment, traffic management, support services and training. Network construction revenue, which comprises over half of all revenue from Services and Solutions, primarily arises from sales of our transport products in North America. As a result, it has tended to increase or decrease in similar proportion to the increase or decrease in revenue from those products. However, the historical relationship between our network construction revenue and product revenue has been changing as a result of changes in product mix. For example, Tellabs® 5500 new product systems sales and electrical port bay sales, which require more installation time than individual port cards and optical port bays, have become a smaller percentage of product revenue. We expect this trend to continue into the foreseeable future.

Following years of unprecedented growth, the demand for telecommunications equipment began to decline precipitously in early 2001 as a result of changing market conditions, industry overcapacity, an unfavorable regulatory environment, and excessive debt loads among many carriers. As a consequence, we experienced a 71% revenue decline over the period 2001 to 2003, and we incurred a net loss in each of those years. As market conditions deteriorated, we responded with a series of restructuring plans designed to match our manufacturing capacity and expenses with demand in order to restore profitability and renew growth. We closed manufacturing facilities in Ireland and Texas in 2001 and facilities in Ireland and New York in 2002. We reduced headcount by 65% from 8,900 during 2001 to 3,100 at the end of the second quarter of 2004. We exited a significant portion of the office space that we leased and owned in the United States, and we consolidated the majority of our workforce into our headquarters facility in Naperville, Illinois. We also reviewed our product portfolio and cut-back or stopped development efforts on some products.

Tellabs, Inc. Index

In the second half of 2003, we committed to outsource the majority of our remaining manufacturing activities to take advantage of the purchasing power and lower labor rates of contract manufacturers. As a result, our remaining North American manufacturing operations, located in Illinois, ceased at the end of October 2003, and our remaining international manufacturing operations located in Finland, were transferred to an outsourcer at the beginning of January 2004.

As a result of these events, we recorded restructuring charges for severance costs, facilities shutdown costs and other obligations. Also, the decline in product demand over the recent three-year period had a significant impact on the value of our inventory, resulting in the need to record reserves for excess and obsolete inventory and excess purchase commitments. We also recorded reserves for other impaired and surplus assets. These charges were significant in amount and we encourage readers to refer to our Annual Report on Form 10-K for the year ended January 2, 2004, for further details.

Fiscal 2004 has been a period of strengthening demand and reduced restructuring charges, which together with the benefits from our outsourcing efforts, resulted in a year-over-year increase in revenues and back-to-back quarters of net earnings. Our revenue increased due to strengthening demand from our wireless customers in North America as they build out their infrastructure in response to increasing demand from end-users. Prior restructuring and outsourcing activities have largely been completed.

RESULTS OF OPERATIONS

During the second quarter, we saw a continuation of our first quarter momentum which led to higher second-quarter and year-to-date net earnings compared to the same periods in 2003. This increase in net earnings for both the quarter and year-to-date period was due to higher revenue, improved margins and lower operating expenses. We also increased our cash, cash equivalents and investments in marketable securities by $61.4 million during the quarter and $118.6 million year-to-date.

Revenue

The following is a comparison of product-group revenue by quarter and year-to-date periods ended July 2, 2004, and June 27, 2003:

	Periods Ended		Periods Ended
	July 2, 2004		June 27, 2003

	Quarter	Year-to-Date	Quarter	Year-to-Date

Transport	$ 161.3	$ 295.2	$ 92.7	$ 197.2
Managed Access	76.4	145.8	84.7	158.2
Broadband Data	1.8	5.7	-	-
Voice Quality Enhancement	24.1	48.9	17.7	26.4
Services and Solutions	40.7	72.5	39.0	74.8

Total	$ 304.3	$ 568.1	$ 234.1	$ 456.6

During the quarter, we continued to experience strong demand from our wireless customers in North America as they build out their infrastructure in response to increasing demand from end-users. Wireless customers in North America made up approximately 65% of our Tellabs 5500 system revenue in the quarter, up from approximately 38% in the year ago quarter and 53% in the first quarter of 2004. This strong demand is reflected in sales of our Transport products, particularly our Tellabs 5500 systems, which increased 85% over the year-ago quarter and year-to-date increased 63% over last year. Sales to wireless carriers, both in North America and International, also drove the growth in sales of our voice-quality enhancement products.

Revenue from Managed Access products decreased $8.3 million and $12.4 million in the second quarter and first half of 2004, respectively, compared with the same periods in 2003. The decrease in revenue from these products was primarily due to lower sales of circuit-switched cable telephony products in North America.

Revenue from Broadband Data products — Tellabs® 8800 systems — was $1.8 million and $5.7 million in the second quarter and first half of 2004. These products were acquired in our purchase of Vivace Networks, Inc. in June of 2003.

Tellabs, Inc. Index

Revenue from Services and Solutions increased $1.7 million and decreased $2.3 million in the second quarter and first half of 2004, respectively, compared with the same periods in 2003.

Gross Profit

Gross profit improved in both the quarter and year-to-date periods compared to 2003. The increase was primarily due to a decrease in charges for excess and obsolete inventories and excess purchase commitments (charges were $54.3 million in the second quarter and year-to-date periods of 2003, $5.7 million in the second quarter of 2004 and a credit of $3.5 million year-to-date in 2004); the benefits of outsourcing our manufacturing operations; and cost control in our supply chain management, and a more favorable product mix.

Operating Expenses

Total operating expenses decreased $41.7 million and $46.0 million in the second quarter and first half of 2004, respectively, compared with the same periods in 2003. The decrease was primarily due to a decline in restructuring and other charges of $28.1 million and $11.9 million for the second quarter and first half of 2004, respectively, compared to the same periods of 2003; reduced expenses due to prior restructuring activities (including headcount reductions); and continued focus on cost control.

Other Income/Expense

Interest income decreased $2.8 million and $5.5 million in the second quarter and first half of 2004, respectively, compared with the same periods in 2003, as the impact of lower prevailing interest rates offset higher levels of cash and cash equivalents and marketable securities during the second quarter and first half of 2004.

Effective Tax Rate

The effective tax rate for both the second quarter and first half of 2004 was 17%, compared with a minimal provision and benefit in the comparable periods of 2003. The increase in the tax rate for the second quarter and first half of 2004 reflected a tax benefit from the utilization of domestic net operating loss carry-forwards and an increase in the tax provision from our international operations. The second-quarter tax provision also includes a $4.8 million charge related to the disallowance of tax deductions claimed in prior years.

The tax rate for the second quarter and first half of 2003 reflected the absence of a tax benefit for operating losses incurred primarily in the United States and a small tax benefit from our international operations.

Financial Condition, Liquidity and Capital Resources

Our principal source of liquidity remained our cash and cash equivalents and investments in marketable securities, which increased by $118.6 million since the end of 2003. The increase was primarily due to cash generated by operating activities.

We believe that the current level of working capital, particularly cash and short-term investments, is sufficient to meet our normal operating requirements for the foreseeable future. Further, we believe that sufficient resources exist to support our future growth and strategic needs, including the AFC acquisition. Future sources of working capital may be from cash-on-hand, cash generated from future operations, short-term or long-term financing, equity offerings or any combination of these sources.

Our current policy is to retain our earnings to provide funds for operating and expanding our business. We do not anticipate paying a cash dividend in the foreseeable future.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no changes to our critical accounting policies during the quarter.

Outlook

We expect wireless demand to drive growth in our core products for the foreseeable future. We expect third-quarter revenue to be up over the third quarter of 2003 in the range of 20-25%; gross margins to be in the mid to high 50% range with variability attributable to changes in product mix; and operating expenses to be flat or slightly down from this quarter’s amount.

Tellabs, Inc. Index

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “intend,” “likely,” “will,” “would,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunication service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product and end user demand, and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions and restructurings; the ability to successfully integrate new businesses and technologies, and other risks and future factors that may be detailed from time to time in our filings with the SEC. For a further description of such risks and future factors, see Exhibit 99.3 to Form 10-Q for the quarterly period ended March 28, 2003 filed with the SEC on May 9, 2003. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward-looking statements in determining whether to buy, sell or hold any of our securities. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended January 2, 2004.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. There have been no significant changes during the period covered by this Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tellabs, Inc. Index

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

On June 1, 2004, a complaint was filed on behalf of a putative class of AFC stockholders against AFC, certain of its current officers and directors (“Individual Defendants”), and Tellabs, in the Court of Chancery in the State of Delaware in and for New Castle County. The complaint alleges that the Individual Defendants breached their fiduciary duties to AFC’s public stockholders by acting to cause or facilitate the merger of Tellabs and AFC for inadequate consideration, and that Tellabs acted to aid and abet the alleged breaches of fiduciary duty. In particular, plaintiff alleges that the merger consideration for AFC’s public stockholders is unfair and inadequate because, according to the plaintiff, “(a) the intrinsic value of the stock of AFC is materially in excess of the $21.24 per share being proposed, giving due consideration to the possibilities of growth and profitability of AFC in light of its business, earnings and earnings power, present and future; (b) the $21.24 per share price is inadequate and offers an inadequate premium to the public shareholders of AFC; and (c) the $21.24 per share price is not the result of any structure[d] auction process by which AFC sought to obtain the best deal possible for its shareholders.” The plaintiff seeks to enjoin the merger, and if the merger is consummated, to rescind the transaction, and also asserts claims for unspecified compensatory and/or rescissory damages, and an award of costs, including attorneys’ fees. Tellabs believes that the claims against it are without merit and intends to vigorously defend itself in this action.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Information responsive to this item regarding our annual meeting of stockholders was included in our quarterly report on Form 10-Q for the period ended April 2, 2004.

Tellabs, Inc. Index

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

11	Computation of Per Share Earnings
31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(B) Reports on Form 8-K:

Form 8-K filed on May 20, 2004, announcing our intention to merge with Advanced Fibre Communications, Inc.

Form 8-K filed on July 13, 2004, announcing the resignation of Tellabs’ Senior Executive Vice President-Global Business Operations.

Form 8-K filed on July 21, 2004, announcing our earnings for the quarter ended July 2, 2004.

Form 8-K filed on July 22, 2004, announcing a change in benefit plan auditors.

Tellabs, Inc. Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.
(Registrant)

/s/ James A. Dite
James A. Dite
Vice President and Controller
(Principal Accounting Officer and duly authorized officer)

August 10, 2004
(Date)

Tellabs, Inc. Index

EXHIBIT INDEX

Exhibit	Description

11	Computation of Per Share Earnings
31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002