Form 10-Q
period 2004-10-01
TELLABS INC
filed 2004-11-09
CIK 317771

 Tellabs, Inc. Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2004

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

Common Shares, $.01 Par Value — 417,185,499 shares outstanding on October 1, 2004.

TELLABS, INC.
INDEX

Tellabs, Inc. Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELLABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per-share data)	10/1/04	9/26/03	10/1/04	9/26/03

Revenue
Product	$239.7	$205.9	$735.3	$587.7
Services	44.6	38.6	117.1	113.4

	284.3	244.5	852.4	701.1
Cost of Revenue
Product	101.9	121.8	291.9	381.4
Services	29.3	29.5	82.1	88.5

	131.2	151.3	374.0	469.9

Gross Profit	153.1	93.2	478.4	231.2

Gross profit as a percentage of revenue	53.9%	38.1%	56.1%	33.0%

Gross profit as a percentage of revenue - product	57.5%	40.8%	60.3%	35.1%
Gross profit as a percentage of revenue - services	34.3%	23.6%	29.9%	22.0%

Operating expenses
Selling, general and administrative	57.0	58.9	171.9	182.3
Research and development	59.5	68.4	182.5	219.9
Restructuring & other charges	(0.2)	28.5	14.0	54.6
Intangible asset amortization	3.9	3.8	11.7	8.7

	120.2	159.6	380.1	465.5

Operating Earnings/(Loss)	32.9	(66.4)	98.3	(234.3)

Other Income/(Expense)
Interest income, net	7.4	8.2	19.6	25.9
Other	1.9	(6.2)	(0.1)	(9.7)

	9.3	2.0	19.5	16.2

Earnings/(Loss) Before Income Tax	42.2	(64.4)	117.8	(218.1)
Income tax (expense)/benefit	3.7	(0.4)	(8.9)	(0.3)

Net Earnings/(Loss)	$45.9	($64.8)	$108.9	($218.4)

Net Earnings/(Loss) Per Share
Basic	$0.11	($0.16)	$0.26	($0.53)

Diluted	$0.11	($0.16)	$0.26	($0.53)

Average number of common shares outstanding - Basic	416.7	413.3	416.0	412.7

Average number of common shares outstanding - Diluted	420.7	413.3	420.0	412.7

        The accompanying notes are an integral part of these statements.

Tellabs, Inc. Index

TELLABS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	10/1/04	1/2/04

(In millions, except share amounts)	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$ 506.3	$ 245.9
Investments in marketable securities	836.7	877.1

	1,343.0	1,123.0
Accounts receivable, net	173.1	196.7
Inventories
Raw materials	22.8	12.5
Work in process	5.8	4.1
Finished goods	35.7	25.2

	64.3	41.8
Income taxes	13.9	22.7
Miscellaneous receivables and other current assets	40.1	114.6

Total Current Assets	1,634.4	1,498.8

Property, Plant and Equipment	555.9	643.6
Less: accumulated depreciation	(277.9)	(327.8)

	278.0	315.8
Goodwill	552.0	552.3
Intangible assets, net	95.2	107.8
Other assets	121.0	132.8

Total Assets	$ 2,680.6	$ 2,607.5

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 50.6	$ 47.8
Accrued liabilities	116.3	95.2
Accrued restructuring and other liabilities	14.7	64.8

Total Current Liabilities	181.6	207.8

Long-term restructuring and other liabilities	35.9	44.8
Income taxes	94.8	100.1
Other long-term liabilities	36.7	35.5

Stockholders' Equity
Preferred stock: authorized 5,000,000 shares of $.01 par
value; no shares issued and outstanding	-	-
Common stock: 1,000,000,000 shares of $.01 par value;
420,435,499 and 417,859,719 shares issued, including
treasury stock	4.2	4.2
Additional paid-in capital	567.3	556.8
Deferred compensation expense	(6.2)	(9.5)
Treasury stock, at cost: 3,250,000 shares	(129.6)	(129.6)
Accumulated other comprehensive income
Cumulative translation adjustment	86.6	94.1
Unrealized net (losses)/gains on available-for-sale securities	(1.6)	1.4

Total accumulated other comprehensive income	85.0	95.5
Retained earnings	1,810.9	1,701.9

Total Stockholders' Equity	2,331.6	2,219.3

Total Liabilities and Stockholders' Equity	$ 2,680.6	$ 2,607.5

        The accompanying notes are an integral part of these statements.

Tellabs, Inc. Index

TELLABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended

(In millions)	10/1/04	9/26/03

Operating Activities
Net earnings/(loss)	$ 108.9	$ (218.4)
Adjustments to reconcile net earnings/(loss) to net cash
provided by operating activities:
Restructuring and other charges	11.0	128.3
Depreciation and amortization	58.8	85.0
Gain/(loss) on investments and other	0.2	(4.9)
Net change in assets and liabilities, net of effects from
acquisitions:
Accounts receivable	23.0	46.8
Inventories	(22.7)	51.7
Income tax receivable	22.4	-
Miscellaneous receivables and other current assets	73.4	(43.6)
Long-term assets	(4.3)	2.5
Accounts payable	3.1	(22.4)
Accrued liabilities	(1.0)	(53.0)
Accrued restructuring and other charges	(46.8)	(20.8)
Income taxes payable	(7.7)	158.7
Other long-term liabilities	(4.0)	11.7

Net Cash Provided by Operating Activities	214.3	121.6

Investing Activities
Capital expenditures	(27.7)	(10.5)
Disposals of property, plant and equipment	30.0	4.5
Proceeds from sales and maturities of investments	934.5	1,036.3
Payments for purchases of investments	(897.5)	(1,274.3)
Payments for acquisitions, net of cash acquired	-	(123.4)

Net Cash Provided by/(Used for) Investing Activities	39.3	(367.4)

Financing Activities
Proceeds from issuance of common stock	8.1	3.7

Net Cash Provided by Financing Activities	8.1	3.7
Effect of Exchange Rate Changes on Cash	(1.3)	30.4

Net Increase/(Decrease) in Cash and Cash Equivalents	260.4	(211.7)
Cash and Cash Equivalents at Beginning of Year	245.9	453.5

Cash and Cash Equivalents at End of Period	$ 506.3	$ 241.8

        The accompanying notes are an integral part of these statements.

Tellabs, Inc. Index

TELLABS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial statements and the requirements of Form 10-Q and applicable rules of Regulation S-X and accordingly do not include all disclosures normally required by generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein should be read in conjunction with our Annual Report on Form 10-K for the year ended January 2, 2004.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

2. New Accounting Pronouncements

In December 2003, the FASB issued Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. We adopted this revised Statement during the first quarter of 2004 for interim period disclosures and it did not have a material impact on our financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by an equity investor if that investor is subject to a majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the entity’s residual returns, or both. We adopted this interpretation during the first quarter of 2004 and it did not have a material impact on our financial statements.

3. Pending Acquisition

In May 2004, we entered into a definitive merger agreement under which we will acquire Advanced Fibre Communications, Inc. (“AFC”), a leader in access products. AFC’s products allow carriers to provide voice, video and high-speed Internet access over a single network infrastructure. We revised the merger agreement on September 7, 2004, after our board of directors requested our management to conduct a further review and analysis of AFC’s business and financial outlook following AFC’s release of its second-quarter results. Under the terms of the revised merger agreement, which was approved by both companies’ boards of directors, AFC stockholders will receive 0.504 shares of our common stock and $12.00 in cash for each AFC share for a total value of approximately $1.5 billion based on our closing stock price as of September 7, 2004. We will issue an estimated 44.5 million shares of our common stock for the acquisition, with the cash portion financed with U.S.-based cash and cash equivalents at the close of the merger, including AFC’s. Our stockholders will own approximately 90% of Tellabs upon completion of the transaction and AFC stockholders will own approximately 10% of Tellabs. Our Registration Statement has been declared effective and a definitive version of the proxy statement/prospectus contained in the Form S-4 has been sent to AFC’s stockholders in connection with the stockholder meeting that has been scheduled for November 30, 2004, to approve the transaction. It is anticipated that the closing will occur soon after this meeting, assuming that AFC’s stockholders approve the merger and that other closing conditions have been satisfied. Further information on this transaction is included in our amended Form S-4 filed with the Securities and Exchange Commission.

4. Restructuring and Other Charges

In 2003, management approved plans to further restructure our operations due to difficult market conditions in the telecommunications industry. A major component of the restructuring was the outsourcing of our global manufacturing operations, which resulted in workforce reductions of approximately 500 employees, facility closures, asset disposals and the sale of the majority of our inventory to the outsourcers. Additional restructuring activities during 2003 included non-manufacturing workforce reductions and facility closures. As a result of these actions, we recorded charges for severance and related costs, asset impairments and accelerated depreciation on our manufacturing facility in North America. We also recorded charges for excess and obsolete inventories and excess purchase commitments. Our manufacturing operations in North America ceased at the end of October 2003 and international manufacturing operations ceased at the beginning of January 2004. We recorded restructuring and other charges related to all of the above activities in 2003 and 2004. For further discussion of these restructuring activities, refer to our Annual Report on Form 10-K for the year ended January 2, 2004.

Although our previously announced restructuring activities are substantially complete, we are continuing to explore opportunities to improve our profitability and to achieve the synergy targets associated with our pending acquisition of AFC. We will continue to focus on optimizing our margins, reducing fixed and variable spending, maximizing asset utilization and allocating development spending to those products having the greatest potential returns for our company. We have not completed any plans, but it is possible that future implementation of any such plans could result in restructuring and similar charges for workforce reductions, asset impairments, and contractual and other obligations.

Tellabs, Inc. Index

Below is an analysis of the restructuring and other charges recorded during the third quarter of 2004 and 2003 by major income statement classification:

(in millions)

Income Statement Classification	Description	10/1/04	9/26/03

Cost of revenue	Inventory adjustments	$-	$ 2.7
	Disposal of property, plant and equipment	0.2	-
	Accelerated depreciation on buildings and equipment	-	15.7
	Purchase commitments	-	1.0
	Other obligations	0.3	-

	Total in cost of revenue	0.5	19.4

Operating Expenses	Severance and related expenses	-	6.9
	Consolidation of excess leased facilities	0.2	0.4
	Disposal of property, plant and equipment	-	4.7
	Accelerated depreciation on buildings and equipment	-	16.5
	Other obligations	-	-

	Sub-total	0.2	28.5

	Proceeds from fixed asset disposals in excess of reserves	(0.2)	-
	Reduction of accrual for other obligations	(0.2)	-

	Total in operating expenses	(0.2)	28.5

		$ 0.3	$ 47.9

Below is an analysis of the restructuring and other charges recorded year-to-date through the third quarter of 2004 and 2003 by major income statement classification:

(in millions)

Income Statement Classification	Description	10/1/04	9/26/03

Cost of revenue	Inventory adjustments	$ 2.3	$ 36.1
	Disposal of property, plant and equipment	5.0	-
	Accelerated depreciation on buildings and equipment	-	15.7
	Purchase commitments	-	21.9
	Other obligations	1.7	-

	Sub-total	9.0	73.7
	Reduction of excess purchase commitments reserve	(12.0)	-

	Total in cost of revenue	(3.0)	73.7

Operating Expenses	Severance and related expenses	5.0	21.9
	Consolidation of excess leased facilities	1.9	0.4
	Disposal of property, plant and equipment	13.2	19.4
	Accelerated depreciation on buildings and equipment	-	16.5
	Other obligations	2.4	2.8

	Sub-total	22.5	61.0

	Reduction of severance accruals	(1.2)	(1.5)
	Proceeds from fixed asset disposals in excess of reserves	(5.2)	(4.9)
	Reduction of leased facilities accrual	(1.9)	-
	Reduction of accrual for other obligations	(0.2)	-

	Total in operating expenses	14.0	54.6

		$ 11.0	$ 128.3

Tellabs, Inc. Index

The following discussion relates to accrual and reserve adjustments for activities initiated in prior periods. There were no new restructuring plans implemented during the first nine months of 2004.

Inventory adjustments and excess purchase commitments accrual

In the first quarter of 2004, we accrued $2.3 million for the revaluation of inventories related to international manufacturing outsourcing. There was also a $12.0 million reduction to the reserve for excess purchase commitments due to a favorable settlement with a vendor.

Severance and related expenses

In the first nine months of 2004, we recorded additional accruals for severance and related costs of $5.0 million attributable to a change in our estimate of the number of employees to be terminated under our fourth-quarter 2003 restructuring plan and to severance and related costs pertaining to the closure of our Montreal, Canada, facility in the fourth quarter of 2003. This charge was partially offset by a $1.2 million reduction of reserves for severance and related costs pertaining to certain restructuring activities that were initiated in 2003 and prior periods. The net change to the reserves, which included both additional accruals for some restructuring plans and reductions of reserves for others, was primarily attributable to changes in our estimates of the amount of severance benefits that would be paid to each employee and the number of employees that would be terminated and receive severance payments.

Consolidation of excess leased facilities

In the third quarter of 2004, we adjusted our accrual $0.2 million to reflect our current estimate of costs associated with prior restructurings.

In the first nine months of 2004, we accrued $1.9 million for costs associated with the consolidation of excess leased facilities. This amount included accruals for our Montreal research and development office, which we closed at the end of the first quarter of 2004. There was also a reduction of $1.9 million for excess facilities accruals relating to final settlement of obligations associated with previously vacated facilities.

Disposal of property, plant and equipment

During the third quarter of 2004, we recorded a $0.2 million charge for the loss on the sale of our Bolingbrook manufacturing facilities. We also received $0.2 million in proceeds from the sale of property, plant and equipment in excess of our original estimate.

During the first nine months of 2004, we recorded impairment charges of $18.2 million for property, plant and equipment to be disposed of or held for sale. This charge is composed of: $4.7 million for a loss on the sale of our Bolingbrook manufacturing facilities; $7.7 million for the closure of our Montreal research and development facility at the end of the first quarter of 2004; $5.5 million for U.S. research and development and manufacturing assets; and $0.3 million for fixed assets sold to Elcoteq as part of our international manufacturing outsourcing. We also received $5.2 million in proceeds from the sale of property, plant and equipment in excess of our original estimate that we recorded as a reduction of our reserve for disposals.

Other obligations

During the third quarter of 2004, we recorded $0.3 million in wage transition charges due to outsourcing our international manufacturing operations. This charge was partially offset by a $0.2 million reduction of our obligations for software licenses resulting from contract renegotiations.

During the first nine months of 2004, we accrued $2.4 million for contract termination costs because we failed to meet certain contractual requirements due to our workforce reductions. In addition, we accrued $1.7 million in wage transition charges related to outsourcing our international manufacturing operations. These charges were partially offset by a $0.2 million software license obligation reduction in the third quarter.

Of the remaining $50.6 million of liabilities for restructuring and other charges as of October 1, 2004, $14.7 million were classified as current because we expect to pay them within the next 12 months. We expect to pay the long-term balance of $35.9 million over the remaining lease terms of our excess facilities leases, which expire at various times through 2011.

Tellabs, Inc. Index

The following table displays our restructuring and other charges activity during the first nine months of 2004 and the status of the reserves at October 1, 2004:

					Consol. of	Disposal of
			Excess	Severance	Excess	Property,
	Inventory		Purchase	and Related	Leased	Plant and
(in millions)	Adjustments		Commitments	Expenses	Facilities	Equipment	Other	Total

Balance at 1/2/04		$-	$ 38.4	$ 13.5	$ 54.8	$-	$ 2.9	$ 109.6
Additional reserves	2.3		-	4.1	1.4	12.9	2.6	23.3
Cash paid		-	(14.7)	(7.6)	(3.5)	-	(2.5)	(28.3)
Non-Cash activity (a)	(2.3)		(12.0)	-	(0.5)	(12.9)	-	(27.7)

Balance at 4/2/04		$-	$ 11.7	$ 10.0	$ 52.2	$-	$ 3.0	$ 76.9

Additional reserves		-	-	0.9	0.3	5.1	1.2	7.5
Cash paid		-	(2.0)	(6.5)	(3.3)	-	(0.1)	(11.9)
Non-Cash activity (a)		-	-	(1.5)	(1.4)	(5.1)	(1.4)	(9.4)

Balance at 7/2/04		$-	$ 9.7	$ 2.9	$ 47.8	$-	$ 2.7	$ 63.1
Additional reserves		-	-	-	0.2	0.2	0.3	0.7
Cash paid		-	(2.6)	(1.3)	(2.6)	-	(0.1)	(6.6)
Non-Cash activity (a)		-	(5.7)	(0.3)	-	(0.2)	(0.4)	(6.6)

Balance at 10/1/04		$-	$ 1.4	$ 1.3	$ 45.4	$-	$ 2.5	$ 50.6

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

5. Stock Options

We account for our stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25. Had compensation cost for our stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans consistent with the method required by SFAS No. 123, our net earnings/(loss) and net earnings/(loss) per share would have been as follows:

Tellabs, Inc. Index
	Three Months Ended		Nine Months Ended

(In millions, except per-share amounts)	10/1/04	9/26/03	10/1/04	9/26/03

Net earnings/(loss), as reported	$ 45.9	$ (64.8)	$ 108.9	$ (218.4)

Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	2.3	2.9	7.9	8.3

Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5.3)	(11.3)	(27.0)	(47.8)

Pro forma net earnings/(loss)	$ 42.9	$ (73.2)	$ 89.8	$ (257.9)

Net earnings/(loss) per share - Basic:
As reported	$ 0.11	$ (0.16)	$ 0.26	$ (0.53)

Pro forma	$ 0.10	$ (0.18)	$ 0.22	$ (0.63)

Net earnings/(loss) per share - Diluted:
As reported	$ 0.11	$ (0.16)	$ 0.26	$ (0.53)

Pro forma	$ 0.10	$ (0.18)	$ 0.21	$ (0.63)

The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2004 and 2003:

	2004		2003

Expected volatility	71.2%		74.2%
Risk-free interest rate	3.7%		2.5%
Expected life	4.8	years	5.3	years
Expected dividend yield	0.0%		0.0%

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

6. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for our retiree medical plan:

	Three Months Ended		Nine Months Ended

(In millions)	10/1/04	9/26/03	10/1/04	9/26/03

Service cost	$ 0.2	$ 0.2	$ 0.5	$ 0.7
Interest cost	0.1	0.1	0.4	0.4
Expected return on plan assets	(0.1)	(0.1)	(0.4)	(0.3)
Amortization of prior service cost	-	0.1	0.1	0.1
Amortization of net (gain)/loss	-	-	-	0.1

Net periodic benefit cost	$ 0.2	$ 0.3	$ 0.6	$ 1.0

During the third quarter we evaluated the funding status of the plan and determined that we would not make a contribution to the plan this year.

Tellabs, Inc. Index

7. Comprehensive Income/(Loss)

Comprehensive income/(loss) is an expression of our net earnings/(loss) in the condensed consolidated statements of operations, adjusted for foreign currency translation adjustments and net unrealized gains or losses on available-for-sale securities. Our comprehensive income/(losses) were as follows:

	Three Months Ended		Nine Months Ended

(In millions)	10/1/04	9/26/03	10/1/04	9/26/03

Net earnings/(loss)	$ 45.9	$ (64.8)	$ 108.9	$ (218.4)
Other comprehensive income/(loss):
Cumulative translation adjustment	11.1	(4.2)	(7.5)	86.1
Unrealized net gain/(loss) on available-for-sale securities	1.0	(2.4)	(3.0)	(2.5)

Comprehensive income/(loss)	$ 58.0	$ (71.4)	$ 98.4	$ (134.8)

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

	Three Months Ended		Nine Months Ended

(In millions)	10/1/04	9/26/03	10/1/04	9/26/03

Total product warranty reserve at the beginning of the period	$ 18.8	$ 16.6	$ 19.5	$ 13.9
Accruals for product warranties issued	1.3	4.9	4.0	14.5
Settlements made during the period	(1.2)	(1.9)	(4.6)	(8.8)

Total product warranty reserve at the end of the period	$ 18.9	$ 19.6	$ 18.9	$ 19.6

9. Income Taxes

We continue to maintain a valuation allowance against our U.S. and certain non-U.S. deferred tax assets arising from the carry-forward of tax deductions, operating losses, and tax credits. This valuation allowance totaled $226.4 million at the end of the third quarter of 2004. During the third quarter and first nine months of 2004, we reversed a portion of our valuation allowance based on the amount of deferred tax assets that we projected we would be able to utilize in our tax returns for 2004. This reversal had a beneficial impact on our tax expense and effective tax rate for the third quarter and year-to-date. Except as described below, we will reverse additional portions of our valuation allowance as we continue to experience profitable results.

When we have achieved a sufficient history of profitability as determined under the rules of SFAS 109, we will be required to reverse all or most of our remaining valuation allowance at that time. We currently are unable to predict when we will attain a sufficient history of profitability, but we do not expect to attain it in 2004.

It is possible that we will be required to reverse all or most of our remaining valuation allowance when we record our pending acquisition of AFC. Please refer to our recent Form S-4 filing for further discussion of the impact of the AFC acquisition on our valuation allowance and effective tax rate.

Tellabs, Inc. Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Acquisition

In May 2004, we entered into a definitive merger agreement under which we will acquire Advanced Fibre Communications, Inc. (“AFC”), a leader in access products. AFC’s products allow carriers to provide voice, video and high-speed Internet access over a single network infrastructure. We revised the merger agreement on September 7, 2004, after our board of directors requested our management to conduct a further review and analysis of AFC’s business and financial outlook following AFC’s release of its second-quarter results. Under the terms of the revised merger agreement, which was approved by both companies’ boards of directors, AFC stockholders will receive 0.504 shares of our common stock and $12.00 in cash for each AFC share for a total value of approximately $1.5 billion based on our closing stock price as of September 7, 2004. We will issue an estimated 44.5 million shares of our common stock for the acquisition, with the cash portion financed with U.S.-based cash and cash equivalents at the close of the merger, including AFC’s. Our stockholders will own approximately 90% of Tellabs upon completion of the transaction and AFC stockholders will own approximately 10% of Tellabs. Our Registration Statement has been declared effective and a definitive version of the proxy statement/prospectus contained in the Form S-4 has been sent to AFC’s stockholders in connection with the stockholder meeting that has been scheduled for November 30, 2004, to approve the transaction. It is anticipated that the closing will occur soon after this meeting, assuming that AFC’s stockholders approve the merger and that other closing conditions have been satisfied. Further information on this transaction is included in our amended Form S-4 filed with the Securities and Exchange Commission.

Introduction and Overview of Business

Tellabs designs, develops, deploys and supports solutions in telecom networks in more than 100 countries. More than two-thirds of telephone calls and Internet sessions in several countries, including the United States, flow through our equipment. Our product portfolio provides solutions in next-generation transport, managed access, broadband data, voice quality enhancement and cable telephony. Tellabs’ strategies focus on maximizing revenue in our core businesses – Transport, Managed Access, and Voice Quality Enhancement; generating additional revenue from carrier-class Broadband Data products; and expanding into adjacent markets.

We generate revenue principally through the sale of hardware and software, both as stand-alone products and as elements of integrated systems, to many of the world’s largest and strongest carriers. In addition, we generate revenue by providing installation and professional services related primarily to our own products and systems.

Within North America we derive the majority of our revenue from transport products, principally digital cross-connect systems that manage and route network traffic, and combine, consolidate and segregate signals to maximize efficiency. Demand for these products is sensitive to end-user demand for wireless services, bandwidth, industry capacity utilization and competing technologies.

Outside North America we earn the majority of our revenue from managed access and transport systems that control the flow of voice, data and video across communications networks. Demand comes primarily from two sources: business services for voice and high speed data; and wireless providers for network transport services. Demand for these products is sensitive to end-user demand for bandwidth, industry capacity utilization and competing technologies.

Services and Solutions revenue comes from two primary sources: network construction and professional services such as network deployment, traffic management, support services and training. Network construction revenue, which comprises over half of all revenue from Services and Solutions, arises primarily from sales of our transport products in North America and tends to lag product sales. As a result, it has tended to increase or decrease in similar proportion to the increase or decrease in revenue from those products. However, the historical relationship between our network construction revenue and product revenue has been changing as a result of changes in product mix. For example, Tellabs® 5500 new product systems sales and electrical port bay sales, which require more installation time than individual port cards and optical port bays, have become a smaller percentage of product revenue. We expect this trend to continue into the foreseeable future.

Following years of unprecedented growth, the demand for telecommunications equipment began to decline precipitously in early 2001 as a result of changing market conditions, industry overcapacity, an unfavorable regulatory environment, and excessive debt loads among many carriers. As a consequence, we experienced a 71% revenue decline over the period 2001 to 2003, and we incurred a net loss in each of those years. As market conditions deteriorated, we responded with a series of restructuring plans designed to match our manufacturing capacity and expenses with demand in order to restore profitability and renew growth. We closed manufacturing facilities in Ireland and Texas in 2001 and facilities in Ireland and New York in 2002. We reduced headcount by 65% from 8,900 during 2001 to 3,000 at the end of the third quarter of 2004. We exited a significant portion of the office space that we leased and owned in the United States, and we consolidated the majority of our workforce at our headquarters facility in Naperville, Illinois. We also reviewed our product portfolio and cut-back or stopped development efforts on some products. As a result of these events, we recorded restructuring charges for severance costs, facilities shutdown costs and other obligations. Also, the decline in product demand had a significant impact on the value of our inventory, resulting in the need to record reserves for excess and obsolete inventory and excess purchase commitments. We also recorded reserves for other impaired and surplus assets. These charges were significant in amount and we encourage readers to refer to our Annual Report on Form 10-K for the year ended January 2, 2004, for further details.

Tellabs, Inc. Index

In addition to the restructuring activities described above, in the second half of 2003, we committed to outsource the majority of our remaining manufacturing operations to take advantage of the purchase power and lower labor rates of contract manufacturers. We transferred our remaining North American manufacturing operations, located in Illinois, to a contract manufacturer at the end of October 2003, and we transferred our remaining international manufacturing operations, located in Finland, to an outsourcer at the beginning of January 2004. As a result of these moves we recorded charges related to workforce reductions, inventory valuation and asset impairments, as well as for accelerated depreciation on our Illinois manufacturing and office building and equipment due to shortened useful lives. Those charges had a material impact on our margins in the third quarter and first nine months of 2003 and they accounted for the majority of the difference between our margins for those periods and the comparable periods in 2004.

In order to achieve our targeted synergies following our acquisition of AFC, and to support achievement of our strategic and financial goals, we are currently reviewing our spending, asset utilization and product development roadmap opportunities to optimize revenue, improve asset utilization and contain spending. We expect that potential opportunities could include closing facilities, reducing our workforce, and realigning research and development spending within our product portfolio. Although we have not completed these plans, it is possible that future implementation of the plans could result in restructuring and similar charges for workforce reductions, asset impairments, and contractual and other obligations.

Fiscal 2004 has been a period of strengthening demand and reduced restructuring charges, which together with the benefits from our outsourcing efforts, resulted in a year-over-year increase in revenues and three consecutive quarters of net earnings. Our revenue increased due to strengthening demand from our wireless customers in North America as they build out their infrastructure in response to increasing demand from end-users. Prior restructuring and outsourcing activities have largely been completed.

RESULTS OF OPERATIONS

Revenue

The following table compares our product-group revenue for the quarter and year-to-date periods ended October 1, 2004, and September 26, 2003:

	Periods Ended		Periods Ended
	October 1, 2004		September 26, 2003

(In millions)	Quarter	Year-to-Date	Quarter	Year-to-Date

Transport	$ 138.1	$ 433.3	$ 105.4	$ 302.6
Managed Access	73.0	218.8	81.4	239.6
Broadband Data	8.5	14.1	3.6	3.6
Voice Quality Enhancement	20.1	69.1	15.5	41.9
Services and Solutions	44.6	117.1	38.6	113.4

Total	$ 284.3	$ 852.4	$ 244.5	$ 701.1

In North America, strong demand for wireless services continues to drive investment in network equipment by our wireless customers. Although we expect this trend to continue, we do not have sufficient visibility to the timing or amount of their spending to project the impact it will have on our revenue. This accounted for the quarterly and year-to-date revenue growth in 2004 compared to 2003 for Transport products.

The decrease in both quarterly and year-to-date revenue from our Managed Access products is primarily attributable to transition issues we encountered as our outsourced International manufacturing operation was relocated from Finland to Estonia during the third quarter. Overall, we estimate that these transition issues inhibited our ability to ship approximately $10.0 million to $12.0 million of managed access products during this quarter. The manufacturing issues are being addressed, and we expect to ship most if not all of these products during the fourth quarter.

Our Broadband Data products is currently comprised of our Tellabs® 8800 Multiservice Router and Tellabs® 8600 Managed Edge Service Platform that we acquired with our purchase of Vivace Networks, Inc. in June of 2003. In addition to existing customers, both the Tellabs 8800 and Tellabs 8600 are in trials in other carriers’ labs, but we are not able to reasonably estimate the number of carriers that will approve our products for their network or the quantity and timing of any revenue arising from their acceptance. Future revenue from these products will depend on the level of customer acceptance and the pace at which our customers introduce them into their networks.

The increase in both quarterly and year-to-date revenue from our Voice Quality Enhancement products was due to increased sales of our echo canceller systems, which benefited from the increased demand from North American wireless carriers.

Tellabs, Inc. Index

Revenue from Services and Solutions increased $6.0 million in the third quarter and $3.7 million in the first nine months of 2004 compared with the same periods in 2003. Revenue is up due to an increase in network construction services associated with increased Transport product revenue.

Gross Profit

Our overall margins increased 16 percentage points (“ppts.”) in the third quarter and 23 ppts. in the first nine months of 2004 compared with the same periods in 2003. The improvements were driven by increased product margins adding 14 ppts. for the quarter and 21 ppts. for the year-to-date period; increased service margins adding 2 ppts. for the quarter and 1 ppt. for the year-to-date period; and 1 ppt. for product-to-service mix for the year-to-date period.

Product margins increased 17 ppts. in the third quarter and 25 ppts. in the first nine months of 2004 compared with the same periods in 2003. The increase was primarily due to a decrease in inventory-related charges, excess purchase commitments and depreciation on buildings and equipment (9 ppts. for the quarter and 13 ppts. for the nine-month period); the benefits of outsourcing and cost controls within our supply chain (7 ppts. for the quarter and 6 ppts. for the nine-month period); lower royalty and warranty costs (3 ppts. both for the quarter and nine-month period); and product mix (2 ppts. unfavorable for the quarter and 3 ppts. favorable for the nine-month period).

Services margins increased 11 ppts. in the third quarter and 8 ppts. in the first nine months of 2004 compared with the same periods in 2003. The increase was primarily due to the benefits of headcount reductions from prior restructuring activities.

Operating Expenses

Total operating expenses decreased $39.4 million in the third quarter and $85.4 million in the first nine months of 2004 compared with the same periods in 2003. Operating expenses decreased due to reduced restructuring and other charges related to workforce reductions and asset impairments, as well as for accelerated depreciation on our Illinois manufacturing and office building and equipment due to shortened useful lives; reduced headcount related expenses from prior restructuring activities; and cost control across the organization. See a more detailed discussion of restructuring and other charges in footnote 4.

Other Income/Expense

Other income/expense increased $7.3 million in the third quarter and $3.3 million in the first nine months of 2004 compared with the same periods in 2003. The increase in the quarter was primarily due to a gain on the sale of marketable securities. The increase for the first nine months was due to a gain on the sale of investments partially offset by lower interest income.

Effective Tax Rate

Our effective tax rate was a benefit of 9% for the third quarter and an expense of 8% for the first nine months of 2004 compared with a minimal provision in the comparable periods of 2003. The decrease in the tax rate for the third quarter reflects the benefit associated with the utilization of domestic net operating loss carry-forwards, offset by an increase in the tax provision from our international operations. It also reflects a benefit of $8.5 million associated with the resolution of an audit by the Internal Revenue Service for our 1998 through 2000 tax years.

Financial Condition, Liquidity and Capital Resources

Our principal source of liquidity remained our cash and cash equivalents and investments in marketable securities, which increased by $220.0 million since the end of fiscal 2003. The increase was primarily due to $214.3 million in cash generated by operating activities.

We believe that the current level of working capital, particularly cash and short-term investments, is sufficient to meet our normal operating requirements for the foreseeable future. Further, we believe that sufficient resources exist to support our future growth and strategic needs, including the funds for the AFC acquisition. The cash to be used for the AFC acquisition will come from domestic sources, including AFC’s cash acquired from the merger. Future sources of working capital may be from cash-on-hand, cash generated from future operations, short-term or long-term financing, equity offerings or any combination of these sources.

Our current policy is to retain our earnings to provide funds for operating and expanding our business. We do not anticipate paying a cash dividend in the foreseeable future.

Off-Balance Sheet Arrangements

None.

Tellabs, Inc. Index

Critical Accounting Policies

There were no material changes in our critical accounting policies during the quarter.

Outlook

We expect revenue to be up sequentially over the third quarter of 2004 and range between $300 million and $315 million; gross margins to range between 52% and 56%; and operating expenses to range between $120 million and $123 million, including integration costs associated with the pending acquisition of AFC.

We expect that wireless carriers will remain an important part of our business for the foreseeable future, and we look for continuing strength in 2005 as more wireless carriers begin to build out their networks to support increased minutes of use and deliver new, data-oriented services. However, we continue to have poor long-term visibility as to the amount and timing of wireless and wireline carrier spending as it relates to our products and services, and the impact of future industry consolidation.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “intend,” “likely,” “will,” “would,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunication service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product and end user demand, and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions and restructurings; the ability to successfully integrate new businesses and technologies; various risks associated with our proposed merger with AFC and the business of the combined company; and other risks and future factors that may be detailed from time to time in our filings with the SEC. For a further description of such risks and future factors, see Exhibit 99.3 to Form 10-Q for the quarterly period ended March 28, 2003, filed with the SEC on May 9, 2003, and the section titled “Risk Factors” in the proxy statement/prospectus filed with the SEC on October 26, 2004. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward-looking statements in determining whether to buy, sell or hold any of our securities. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended January 2, 2004.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Tellabs, Inc. Index

On June 18, 2002, a class action complaint was filed in the United States District Court of the Northern District of Illinois against Tellabs, Michael Birck, and Richard Notebaert (former CEO, President and Director of Tellabs). Thereafter, eight similar complaints were also filed in the United States District Court of the Northern District of Illinois. All nine of these actions were subsequently consolidated, and on December 3, 2002, a consolidated amended class action complaint was filed against Tellabs, Mr. Birck, Mr. Notebaert, and certain other of our current or former officers and/or directors. The consolidated amended complaint alleged that during the class period (December 11, 2000-June 19, 2001) the defendants violated the federal securities laws by making materially false and misleading statements, including, among other things, allegedly providing revenue forecasts that were false and misleading, misrepresenting demand for our products, and reporting overstated revenues for the fourth quarter 2000 in our financial statements. Further, certain of the individual defendants were alleged to have violated the federal securities laws by trading our securities while allegedly in possession of material, non-public information about us pertaining to these matters.

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice. On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit appealing the dismissal. The appeal has been fully briefed and is waiting oral argument and decision.

On June 1, 2004, a complaint was filed on behalf of a putative class of AFC stockholders against AFC, certain of its current officers and directors (“Individual Defendants”), and Tellabs, in the Court of Chancery in the State of Delaware in and for New Castle County. The complaint alleges that the Individual Defendants breached their fiduciary duties to AFC’s public stockholders by acting to cause or facilitate the merger of Tellabs and AFC for inadequate consideration, and that Tellabs acted to aid and abet the alleged breaches of fiduciary duty. In particular, plaintiff alleges that the merger consideration originally offered by Tellabs to AFC’s public stockholders prior to the amendment and restatement of the merger agreement is unfair and inadequate because, according to the plaintiff, “(a) the intrinsic value of the stock of AFC is materially in excess of the $21.24 per share being proposed, giving due consideration to the possibilities of growth and profitability of AFC in light of its business, earnings and earnings power, present and future; (b) the $21.24 per share price is inadequate and offers an inadequate premium to the public shareholders of AFC; and (c) the $21.24 per share price is not the result of any structure[d] auction process by which AFC sought to obtain the best deal possible for its shareholders.” The plaintiff seeks to enjoin the merger, and if the merger is consummated, to rescind the transaction, and also asserts claims for unspecified compensatory and/or rescissory damages, and an award of costs, including attorneys’ fees. Tellabs believes that the claims against it are without merit and intends to vigorously defend itself in this action.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Tellabs, Inc. Index

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits:

11	Computation of Per Share Earnings
31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(B) Reports on Form 8-K:

Form 8-K filed on September 8, 2004, announcing an amendment and restatement of the merger agreement for our intended merger with Advanced Fibre Communications, Inc.

Form 8-K filed on October 26, 2004, announcing our earnings for the quarter ended October 1, 2004.

Tellabs, Inc. Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.
(Registrant)

/s/ James A. Dite
James A. Dite
Vice President and Controller
(Principal Accounting Officer and duly authorized officer)

November 9, 2004
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