Form 10-K
period 2004-12-31
TELLABS INC
filed 2005-03-15
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

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
Common stock, $0.01 par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed as of July 2, 2004 was $3,234,000,000. (Solely for the purpose of calculating the preceding amount, all directors and executive officers of the Registrant are deemed to be affiliates.)

As of March 4, 2005, there were 447,668,511 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2004, are incorporated by reference into Parts I and II, and portions of the Registrant’s Proxy Statement dated March 17, 2005, are incorporated by reference into Part III.

TELLABS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

		Page
PART I

Item 1.	Business	3-12
Item 2.	Properties	13
Item 3.	Legal Proceedings	13-14
Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	15
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	15-17
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	18
Item 9A.	Controls and Procedures	18
Item 9B.	Other Information	18

PART III

Item 10.	Directors and Executive Officers of the Registrant	18
Item 11.	Executive Compensation	18
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
Item 13.	Certain Relationships and Related Transactions	18
Item 14.	Principal Accountant Fees and Services	18

PART IV

Item 15.	Exhibits and Financial Statement Schedules	19-21

	Signatures	22-23
	Schedule II – Valuation and Qualifying Accounts and Reserves	24
	Exhibit Index	25
Stock Purchase Agreement
Asset and Sale Agreement
Amended and Restated By-Laws
2004 Amendment to Advantage Plan
Forms of Stock Award Statement and Stock Award Agreement
1993 Stock Option/Stock Issuance Plan
Form of Stock Option Agreement
Form of Notice of Grant of Stock Option
Form of Stock Purchase Agreement
1996 Stock Incentive Plan
Form of Stock Option Agreement
Form of Automatic Stock Option Agreement
Form of Notice of Grant of Stock Option
Form of Notice of Grant of Non-Employee Director Automatic Stock Option
Form of Stock Issuance Agreement
Form of Addendum to Stock Option Agreement
Statement re: Computation of Per Share Earnings
Annual Report to Shareholders
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO
Forward-Looking Statements and Risks

PART I

ITEM I. BUSINESS

Industry and technical terms used in this Form 10-K are described in the Glossary, which appears at the end of this Item 1.

Tellabs, Inc. was incorporated in 1975 as an Illinois corporation and was subsequently converted to a Delaware corporation in 1992. We design and market equipment to providers of telecommunications services worldwide. We also provide installation and professional services that support our product offerings.

Our products and services provide solutions for wireline services to business and residential customers, wireless services, and broadband data networking. We sell our products in the domestic and international marketplaces (under both the Tellabs name and trademarks and under private labels) through our field sales force and selected distributors. Our customer base includes incumbent local exchange carriers (ILECs) including regional Bell operating companies (RBOCs), independent telephone companies (ITCs), cellular and other wireless service companies, interexchange carriers (IXCs), local telephone administrations (PTTs-post telephone and telegraph administrations), original equipment manufacturers (OEMs), cable operators, alternate service providers, competitive local exchange carriers (CLECs), Internet service providers and system integrators.

The markets for our products have undergone dynamic change over the last few years. Following years of unprecedented growth in our industry, the demand for telecommunications equipment began a precipitous decline in early 2001. Deregulation had spawned hundreds of new competitive service providers, overcrowding the market. Expectations of unrelenting growth had pushed capital spending by telecommunications service providers to unsustainable levels. The result was industry overcapacity, excessive debt loads that led to a number of bankruptcies, restructurings and aggressive spending reductions by most of our customers. As a consequence, we experienced a 71% revenue decline over the period 2001 through 2003, and we incurred a net loss in each of those years. Some stability appeared in 2003 and continued into 2004, fueled in significant part by growing demand for mobile services. By having the right products, Tellabs was able to achieve revenue growth in each consecutive quarter of 2003 and revenue for all of 2004 grew by 26% (20% without Advanced Fibre Communications, Inc. (AFC) revenue) over the level of 2003.

As market conditions deteriorated, we took actions to match capacity and expenses with demand to restore profitability and renew growth. We closed portions of our manufacturing facilities in each of 2001 and 2002 and we reduced our workforce by more than half over the period 2001 to 2003. With fewer employees we were able to vacate a significant portion of the office space that we leased and owned in the United States, and we consolidated the majority of our then U.S.-based workforce into our headquarters facility in Naperville, Illinois. We also reviewed our product portfolio and cut-back or stopped development efforts on some products. At the end of 2003, we outsourced the majority of our remaining manufacturing operations to contract manufacturers.

As market conditions improved in 2003, Tellabs set a three-part strategy for achieving sustainable and profitable long-term growth: energize our core business, establish a presence in data and expand into adjacent markets. We made progress on these strategies in both 2003 and 2004.

In June 2003, we acquired Vivace Networks, Inc., a developer of flexible, high performance multi-service routers. This acquisition brought us two complementary data networking products that enable us to expand into the global service provider multi-service router market. We expect the market for these products to take time to develop as our customers determine optimal network configurations and the potential role for our products in their networks.

In February 2004, our board of directors appointed Krish Prabhu as CEO, president and director of Tellabs. Mr. Prabhu is a seasoned executive whose 24 years of telecommunications experience includes roles as chief operating officer of Alcatel Telecom and CEO of Alcatel USA. Michael Birck continues to serve as Tellabs Chairman.

In November 2004, we expanded into adjacent markets by acquiring AFC, a leading supplier of access products in North America. We believe this acquisition gives us a leadership position in the developing market for delivering residential voice, data and video services over fiber optic facilities. In addition, in December 2004, we acquired Vinci Systems Inc. (Vinci), a privately held developer of Optical Networking Terminals (ONTs) for Fiber to the Premise (FTTP) access systems. We expect this acquisition to accelerate our ability to deliver cost-reduced and feature-enhanced components of the FTTP solution we acquired with AFC.

We expect capital spending by our customers to be up in North America and stable internationally in 2005. On a global basis, wireless carriers will continue to build out next-generation networks to deliver new, data-oriented services. In North America, we expect the ILECs to upgrade the access portion of their networks with fiber technology as a means to deliver broadband services to their customers. We also expect that customers will begin to accelerate spending on broadband data infrastructure equipment globally. We have products either currently available or in development to take advantage of these opportunities.

During 2004 we re-categorized our product offerings into four areas to better reflect our business dynamics: transport, managed access, voice quality enhancement and broadband data. In December 2004, we added a fifth product category, access, to incorporate the access products we obtained through our acquisitions of AFC and Vinci.

TRANSPORT SYSTEMS

Optical networking both increases the capacity and optimizes the usage of the fiber in a network, enabling service providers to carry more of their customers’ voice, data and video signals over the same infrastructure. Optical networking relies on wavelengths and fibers to move massive amounts of voice, video and data traffic. A wavelength can carry this traffic from an optical carrier OC-3 or synchronous transfer mode (STM)-1 (up to two thousand simultaneous phone conversations or Internet connections) up to OC-768 or STM-256 using SONET/SDH standards, or from a 10 megabit/second to a 10 gigabit/second Ethernet data stream. A fiber can carry anywhere from one to 160 wavelengths, depending on the type of equipment used to terminate the fiber.

Our transport systems are designed to help service providers manage optical bandwidth. These transmission systems are designed to meet or exceed domestic and international industry standards. Product offerings include the Tellabs® 5000 series of digital-cross connect systems, the Tellabs® 5500NGX (formerly the Tellabs® 6400) series of transport products, the Tellabs® 6500 transport switch and the Tellabs® 7100 series of optical transport systems.

A digital cross-connect system is a high-speed data channel switch that connects transmission paths based on network needs, rather than call-by-call. Digital cross-connect systems manage and route network traffic and combine, consolidate and segregate signals to maximize efficiency. They also provide a centralized point of control for such things as network performance monitoring and testing, as well as transformation of traffic payload format. The Tellabs 5000 series of digital cross-connect systems operate under software control and are typically used to build and control the narrowband and wideband transmission infrastructure of telecommunication service providers, and have evolved to integrate Layer 2 Ethernet transmission as well. These products augment the ability of service providers to provide current, emerging and future wireline and wireless services to business and residential customers given the ubiquity of their presence in the network as well as the continued importance of the narrowband and wideband layers.

Telecommunication managers utilize the digital cross-connect systems to generate revenue and to reduce cycle time while minimizing capital and operating expense. Key applications include centralized and remote testing of transmission facilities, grooming of voice, data, and video signals, automated provisioning of new services and restoration of failed facilities.

The Tellabs 5000 series of digital cross-connect systems vary in switching rate and facility interface speed. The Tellabs® 5300 line of narrowband cross-connect systems is the highest density narrowband system on the market with the ability to satisfy small cross-connect application requirements. More than 1,000 Tellabs 5300 systems have been implemented in wireless/mobile networks. Our flagship Tellabs® 5500 digital cross-connect system is one of the industry’s highest capacity wideband (T1-speed granularity) digital cross-connects. The system efficiently grooms voice and data traffic over a SONET-based network. More than 4,200 Tellabs 5500 systems have been deployed in a variety of networks including local telephone, long distance, wireless, private and emerging data networks predominantly in the United States. With its scalability and carrier-class architecture, the Tellabs 5500 system helps service providers reduce equipment and maintenance costs while maximizing network profitability. Further evolution of this product line will incorporate both Ethernet transport capabilities as well as integrated voice-quality enhancement technology from the Tellabs® 3000 product line.

The Tellabs 5500NGX product line also is designed for use in optical networks. The Tellabs 5500NGX transport switch increases network utilization efficiency by integrating cross-connect technology, add-drop multiplexing (ADM) and data switching.

The Tellabs 6500 transport switch is a broadband transport platform that performs ADM and cross-connections at higher speeds than the Tellabs 5500 series products. The Tellabs 6500 system’s redundant, carrier-class architecture ensures reliability during operation and service continuity during system expansion.

The Tellabs 7100 optical transport system is designed for use in the metro optical networking market, to enable service providers to deliver high-speed wavelength services, helping to alleviate bandwidth bottlenecks. The system accomplishes this capability by utilizing dense wavelength-division multiplexing (DWDM) technology to increase the capacity of a network. DWDM is the process of increasing the amount of traffic a single fiber can carry by carrying simultaneous data streams over different wavelengths. The Tellabs 7100 system utilizes DWDM to increase an individual fiber’s capacity up to 32 times and enables end-to-end fiber and light-path management.

Transport systems products accounted for approximately 48%, 43%, and 44% of revenue for 2004, 2003 and 2002, respectively.

MANAGED ACCESS SYSTEMS

Our managed access and transport systems are used to deliver wireless and business services. These products include the Tellabs® 8100 series and Tellabs® 6300 series of managed access and transport systems. Also included in this category is the Tellabs® 2300 cable telephony distribution system. The 8100 and 6300 systems are designed to accommodate ETSI (European Telecommunications Standards Institute) interface standards not generally used in North America. The 2300 product can be used anywhere in the world.

The Tellabs 8100 series of managed access systems is designed for the connectivity services segment of the overall Europe, Middle East, Africa, Asia Pacific and Latin America business services market, which includes business-class Internet connectivity and managed data networks for enterprises and service providers. The Tellabs 8100 managed access system is also a leading mobile transmission system, used primarily for cell site aggregation and backhaul. It is currently deployed in more than 400 networks around the world, providing intelligent transport for mobile services and multi-service platforms for a broad range of business services. Additionally, the Tellabs 8100 network manager provides full-featured network management and real-time control over the Tellabs 8100 and Tellabs 6300 network elements.

The Tellabs 6300 series includes edge nodes (the Tellabs® 6310 and the Tellabs® 6320 product lines); the Tellabs® 6330 core node; the Tellabs® 6340 switch node, a next-generation multi-service provisioning platform (MSPP) that meets carriers’ needs for new high-speed data solutions; and the Tellabs® 6350 transport switch, a multipurpose platform offering faster services, including high-capacity 4/4/1 cross-connection suited for various data, voice and leased line applications, and offers interfaces such as Gigabit Ethernet and integrated DWDM. It also provides the ability to apply IP/MPLS labels to the constituent traffic for multiservice network integration and traffic engineering. One key application for this platform is to provide SDH capacity extensions to embedded Tellabs 8100 networks, facilitated by the fully integrated management capabilities. The Tellabs 6370 optical transport system is an ETSI-based DWDM platform, which enables operators to reduce operational costs and simplify network planning. It provides multi-wavelength optical add/drop, integrated SDH interfaces, and open transponder interfaces that support Gigabit Ethernet, ESCON, ATM and IP applications. Additionally, the Tellabs 6300 network manager integrates the full range of Tellabs third-generation Ethernet, SDH, and DWDM network elements.

The Tellabs® 2300 cable telephony distribution system is a multiple services delivery system that enables cable television providers, alternate access carriers and competitive access providers to build flexible communication networks that support the integrated delivery of video and circuit-switched voice and data services.

Managed access systems products accounted for approximately 27%, 34% and 35% of revenue in 2004, 2003 and 2002, respectively.

VOICE-QUALITY ENHANCEMENT PRODUCTS

Our voice-quality enhancement systems consist primarily of the Tellabs 3000 family of broadband and narrowband echo cancellers and Tellabs voice-quality enhancement solutions. These products enable service providers to improve voice quality in wireless, long distance, and private communications networks. The Tellabs 3000 series of echo cancellers operate in a variety of network environments to ensure that a subscriber’s phone call is echo-free and removes other voice impairments. Wireless operators have been able to directly attribute revenue accretion to this higher quality service; it also holds promise for more advanced services like voice over IP (VoIP).

In addition to standalone echo canceller systems, Tellabs provides integrated echo cancellation and voice quality-enhancement products to the manufacturers of telecommunications products worldwide, who integrate these solutions into third-party systems such as voice switches.

More than 300 customers in 70 countries rely on Tellabs echo canceller and VQE solutions. Voice-quality enhancement products accounted for approximately 7% of revenue in each of 2004, 2003 and 2002.

BROADBAND DATA SYSTEMS

The Tellabs® 8800 series of multi-service routers (MSRs) enables carriers to leverage existing infrastructure to seamlessly and cost-effectively integrate Frame Relay, ATM, Ethernet, and IP data networks onto a converged MPLS infrastructure. These capabilities afford operators the ability to leverage their existing services while enabling new ones, and to have full service interoperability while honoring the specific service demands of each individual customer. The series includes the Tellabs® 8820, the Tellabs® 8840 and Tellabs® 8860 MSRs, which are unique in their ability to traverse IP routing, Ethernet switching, and ATM/Frame Relay service interworking.

The Tellabs® 8600 managed edge system is a new IP/MPLS based platform with advanced service management tools. It is optimized for use as an aggregation platform for next-generation wireless services and holds particular advantages for existing Tellabs 8100 and Tellabs 6300 users given the full management integration with these platforms.

Broadband data systems products accounted for approximately 1% of revenue in both 2004 and 2003. These products were not available for sale in 2002.

ACCESS PRODUCTS

Tellabs’ access portfolio includes the Tellabs® 1000 Multi-service Access series, the Tellabs® 1100 Multi-service Access series, and the Tellabs® 1600 Fiber to the Premise Optical Networking Terminal series. These products enable carriers to deliver the “triple play” of bundled voice, video and high-speed Internet/data services over copper and/or fiber-based networks. The Tellabs® 1000 series can be configured as a digital loop carrier (DLC), a digital subscriber loop access multiplexer (DSLAM), or a passive optical network (PON)-based Fiber to the Premise (FTTP) solution. The Tellabs 1100 series can be configured as a DLC, or a remote DSLAM in a Fiber to the Curb (FTTC) architecture. Finally, the Tellabs 1600 series are the remote terminal devices located at the premise in an FTTP architecture. These devices are used in conjunction with the Tellabs 1000 series.

Access products, which were included in our results of operations beginning in December 2004, accounted for approximately 4% of revenue in 2004. These products were not available for sale until December of 2004.

SERVICES

Tellabs generates revenue from the services and solutions that support its product portfolio. The global service organization provides customers with high quality technical and administrative product support. This group focuses on meeting the expanding needs of our global customer base with a wide range of services, such as network deployment, traffic management, support services, professional services and training.

Tellabs’ network deployment services enable our specialists to be a single point of contact for the customers, focusing on program management, engineering, material procurement, installation labor and supervision, and acceptance testing.

Traffic management services include our network modernization program, which includes software tools and processes designed to support network upgrades and the transfer of live telecommunications traffic, and our element provisioning program, which gives service providers the ability to accelerate their time-to-market by up to 50 percent.

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

We provide Tellabs product warranties for periods ranging from one to 10 years for the repair or replacement of modules and systems because of defective material or as may otherwise be required under a specific customer contract. We have a replacement service that is used to provide the customer with needed module replacements in response to a time-critical service outage.

Our services group offers a variety of professional and consultative services, including program management, network planning and enhanced product support. These innovative service offerings are designed to augment our basic services and provide value-added benefits to our customers.

Services accounted for approximately 13%, 15% and 14% of revenue in 2004, 2003 and 2002, respectively.

COMPETITION

Our products and services are sold in global markets where competition is intense and is based on the following key factors: price, performance, product features, delivery, reliability, breadth of product line, relationships with customers and responsiveness to their needs, customer-oriented planning, and emerging technology from new entrants.

Tellabs’ competition comes primarily from telecommunications and data networking infrastructure vendors that include a small number of large and vertically integrated companies with substantially greater technical resources, sales and marketing capacities, and established relationships with incumbent carriers. Tellabs’ competition also includes several smaller and early-stage companies that compete directly or indirectly with our offerings or that are developing and deploying advanced technology that could offer advantages over our solutions.

SALES ORGANIZATION

Our global sales group includes direct sales personnel and sales support personnel located throughout the United States, Canada, Latin America, Europe, the Middle East, Africa, and Asia Pacific. Our North America sales organization (United States and Canada) is structured by customer segment (e.g., ILECs, wireless), while internationally, the sales organizations are structured to support activities on a regional basis: Latin America, EMEA (Europe, Middle East, Africa) and Asia Pacific.

We generate revenue through our direct sales organization and selected distributors. We have arrangements with a number of distributors of telecommunications equipment, both in North America and internationally, some of whom maintain inventories of our products to facilitate prompt delivery. These distributors provide information on our products through their catalogs and through trade show demonstrations. Our field sales force also provides technical support to our distributors. In 2004, revenue generated through our direct sales organizations and selected distributors was as follows:

	Direct Sales	Distributors

North America	88%	12%

International	77%	23%

Consolidated	84%	16%

CUSTOMERS

Revenue from customers within North America accounted for approximately 66%, 61%, and 70%, of consolidated revenue in 2004, 2003 and 2002, respectively. Revenue from international customers accounted for approximately 34%, 39%, and 30%, of consolidated revenue in 2004, 2003 and 2002, respectively. The largest single customer group is ILECs, which includes BellSouth, Qwest Communications, SBC and Verizon. Revenue from ILECs accounted for approximately 40%, 37% and 36% of consolidated revenue in 2004, 2003 and 2002, respectively.

In 2004, revenue from Verizon (including Verizon Wireless) accounted for 27% of consolidated revenue. In 2003, revenue from Verizon (including Verizon Wireless) accounted for 21% of consolidated revenue. In 2002, revenue from Verizon (including Verizon Wireless) and AT&T (including then existing entities of AT&T Wireless and AT&T Broadband) accounted for approximately 17% and 11% of consolidated revenue, respectively. No other customer in 2004, 2003 or 2002 accounted for more than 10% of consolidated revenue.

BACKLOG

At fiscal years ending December 31, 2004, and January 2, 2004, total product and service backlogs were approximately $301 million and $169 million, respectively. Part of this backlog is due to our acquisition of AFC in November of

2004. All of the December 31, 2004 backlog is expected to be shipped in 2005. We consider backlog to be an indicator, but not the sole predictor, of future revenue.

RESEARCH AND DEVELOPMENT

Tellabs believes that the enhancement of existing products and the development of new products are vital to our long-term success. As of December 31, 2004, research and development employees totaled 1,718, representing approximately 42% of our total workforce. We conduct research and development at our facilities in Naperville, Illinois; Ashburn, Virginia; Vienna, Virginia; San Jose, California; Petaluma, California; Bedford and Richardson, Texas; Miramar, Florida; Ballerup, Denmark; and Espoo and Oulu, Finland. In addition to our internal efforts to develop new products, we undertake research and development-oriented acquisitions and product-oriented alliances in order to allow us access to technology that is important to the future of our customers. Research and development expenses were $250.3 million in 2004, $286.1 million in 2003, and $335.2 million in 2002.

MANUFACTURING

We have outsourced our printed circuit board assembly manufacturing operations to contract manufacturers. We outsourced our printed circuit board assembly manufacturing operations in North America, located in Bolingbrook, Illinois, in the fourth quarter of 2003. We then outsourced our international printed circuit board assembly manufacturing operations, located in Espoo, Finland, in January, 2004. We are active in the order, configuration, and system assembly operations for our products. We currently have four sites where this activity is performed. These are located in Bedford, Texas; Petaluma, California; Bolingbrook, Illinois; and Espoo, Finland. We currently perform repair and return on products in all facilities with the exception of our Bolingbrook, Illinois facility.

We handle and dispose of any hazardous waste material from our manufacturing activities in compliance with all Federal, State and local provisions. The cost of complying with environmental regulations has not had a material impact on capital expenditures, earnings or our competitive position.

Our products contain components that are generally available from multiple suppliers, as well as components of proprietary design that are currently sourced from a single supplier. In some cases, long lead times would be required to develop alternative sources for proprietary components. If supplies of components become limited, such as has occurred on occasion in the past, or if a supplier of a proprietary component was unable to meet Tellabs’ requirements, the resulting shortages could result in production delays that may adversely affect our business.

EMPLOYEES

At December 31, 2004, we had 4,125 employees. Approximately 1,389 individuals were employed in the sales, sales support, customer service and marketing areas; 1,718 in research and product development, and 1,018 in support activities. We consider our employee relations to be good. We are not a party to any collective bargaining agreement.

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

We believe that our patents and other intellectual property rights are important to our business and we currently hold U.S. and foreign patents. We have also developed certain proprietary hardware designs, software programs and other works in which we own various intellectual property rights, including rights under copyright and trade secret laws.

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

BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

We manage our business in one business segment. Information with respect to our revenue by product group, revenue by country and net long-lived assets by country for the fiscal years ended December 31, 2004, January 2, 2004, and December 27, 2002, is set forth in Note 13 to our consolidated financial statements in our 2004 Annual Report included herein as Exhibit 13, and is incorporated herein by reference.

HOW TO OBTAIN OUR SEC REPORTS

We file annual, quarterly and special reports, proxy statements and other information with the SEC. These filings are available to the public at the SEC’s website at www.sec.gov. No information from this web page is incorporated herein by reference.

Our website is located at www.tellabs.com. Copies of our most recent annual stockholder report and proxy statement are available directly on this website free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website includes direct links to the SEC’s website for our annual and quarterly filings.

Copies of our annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, are available on our website free of charge and will be provided either electronically or in paper form free of charge upon request.

GLOSSARY OF TECHNICAL TERMS

2G Wireless — Digital wireless networks that carry voice and low-speed data.

2.5G Wireless — 2G wireless networks that can be upgraded to carry digital voice and high speed data traffic in the future.

3G Wireless — Wireless networks built for digital voice and high-speed data.

Access — Equipment that provides a connection between end-customer locations and service provider central offices.

ADM (Add/Drop Multiplexing) - The ability to extract and insert lower-rate signals from a high-rate multiplexed signal without demultiplexing the signal.

ATM (Asynchronous transfer mode) — High speed transmission technology. A high-bandwidth, low-delay, packet-like switching and multiplexing technique.

Backbone - The main high capacity paths within a communications network.

Back Haul - A traffic management technique used to reduce the cost of multiplexing and demultiplexing.

Bandwidth — The carrying capacity of a communications channel.

Broadband — A high-bandwidth fiber optic, coaxial or hybrid line with more capacity than a standard voice-grade phone line, capable of carrying numerous voice, data and video channels at once.

Circuit — A connection between two points on a communications network.

Connectivity — Network capability that enables different devices to communicate with each other.

Core - The central glass element of a fiber optic cable through which the light is transmitted.

Data — Typically, network traffic other than voice. Increasingly, voice is encoded and transported as data.

Digital — Digital systems transport information in the binary 1s and 0s format, like computer code, to improve clarity and quality.

Digital cross-connect system — A specialized high-speed data channel switch, which connects transmission paths based on network needs (rather than call by call). Digital cross-connects manage and route network traffic, and combine, consolidate and segregate signals to maximize efficiency.

Digial Loop Carrier - This is a system that derives multiple channels, typically voice grade, from a single four-wire distribution cable running from a central office to a remote site.

DSL (Digital Subscriber Line) -A high-speed Internet connection to a home or business delivered over copper.

DSLAM (Digital Subscriber Line Acess Multiplexer) - A DSLAM serves as a point of interface between a number of subscriber premises and the carrier network.

DWDM – A fiber amplifier that allows more wavelengths to be multiplexed onto a single fiber.

Echo canceler – A device or system that reduces or eliminates echoes in voice transmission systems.

ESCON (Enterprise Systems Connectivity) - A high speed fiber optic channel for linking IBM mainframe processors to disk drives and other mainframes

Ethernet — A data network standard to connect computers, printers, workstations, terminals and servers.

Ethernet-over-SDH/Ethernet-over-SONET — Industry standards that enable Ethernet data traffic to be easily carried over SDH or SONET networks.

ETSI – Stands for “European Telecommunications Standard Institute” and whose purpose is to coordinate the development of telecommunications systems within Europe.

Fiber to the Premise, Curb or Neighborhood (FTTx) — Fiber optic cable deployed directly to homes and neighborhoods to deliver broadband communications services.

Fiber optic cable — High-capacity cable that transmits communications along a glass fiber using laser light.

Frame relay — Data-oriented switching interface standard that transmits bursts of data over Wide Area Networks (WANs).

Gigabit Ethernet — A high-speed, standardized data format used to implement wide-area data networks.

Grooming - Consolidating or segregating traffic for efficiency.

HDTV (High Definition Television) — A television standard that delivers better quality picture and sound.

Internet — The world’s largest decentralized network of computers and network servers.

Intranet — A private computer network based on Internet protocols.

IP (Internet protocol) — Common name given to a set of rules that enable cooperating computers to share information across a network.

IPTV (Internet Protocol Television) — Technology that enables video and other entertainment services over two-way broadband networks.

Layer 2 - This is a part of the communications process that is concerned with procedures and protocols for operating the communication lines including the detection and correction of message errors.

Multiplexing - To transmit two or more signals over a single channel.

Multi-Protocol Label Switching (MPLS) — A packet switching standard that assigns multiple traffic types within a data stream levels of priority to implement Quality of Service (QoS).

Multi-service — Transportation of a variety of communications services at once (e.g., ATM, Ethernet or IP).

Network — A system of equipment and connections for the transmission of signals that carry voice, data and/or video.

NG or Next Generation - This term is used to describe emerging technologies.

Node - A point of connection into a network.

Optical Network Terminal (ONT) — A device that closes an optical circuit at a residence, business or neighborhood.

Optical transmission — A technology that transmits signals as light over fiber optic cable.

Packet — Data organized into a certain format for transmission over a communications network.

PON (Passive Optical Network) - A fiber optic network without active electronics. PON technology allows a fiber optic network to be built without the costly, active electronics found in all other types of networks.

Provisioning - The act of supplying telecommunications service to a user including all associated transmission, wiring and equipment.

Quality of Service (QoS) — Measurement of the integrity of traffic moving across a network, especially important for real-time transmissions such as voice, financial transactions or video services.

SDH (Synchronous Digital Hierarchy) — Transport format for transmitting high-speed digital information over fiber optic facilities outside of North America, comparable to SONET.

Service Level Agreement (SLA) — An agreement between an end user and a service provider that establishes metrics for Quality of Service (QoS) and measures the service provided to ensure the agreement is met.

SONET (Synchronous Optical NETwork) — Transport format for sending high-speed digital signals through fiber optics in North America, comparable to SDH.

Switch — A device that establishes and routes communications paths.

T1 - A digital transmission link with a speed of 1,544,000 bits per second.

Transport — The process of moving voice, data or video across communications networks.

VPN (Virtual Private Network) — A connection that enables businesses to securely transmit their own voice, data and/or video traffic over a public network (e.g., owned by a phone company or Internet provider) at a lower cost than a dedicated private network.

VoD (Video on Demand) — A service that enables end users to watch any video program at any time.

VoIP (Voice over Internet Protocol) — The transmission of voice traffic over data or Internet links.

Voice-quality enhancement — A technique that isolates and filters out unwanted signals and sounds such as echo and background noise to improve sound quality.

Wireless — Mobile networks that use radio rather than cables.

Wireline — Networks that use cables rather than radio.

ITEM 2. PROPERTIES

We own an 850,000-square foot corporate headquarters and research and development facility on 55 acres of land in Naperville, Illinois, approximately 35 miles west of Chicago and a 154,000-square foot operations and research and development facility, located on approximately 12 acres in Espoo, Finland. Also on this land is a 90,000-square foot operations facility. We also own two office buildings in Espoo, totaling 89,000 square feet, which contain research and development and administrative functions.

During 2004, we sold 19.1 acres of land with three buildings totaling 220,000 square feet in Lisle, Illinois. We also sold a vacant, 124,000-square foot manufacturing facility on 76 acres of land in Round Rock, Texas, a vacant 545,000-square foot research and development and manufacturing facility on 50 acres of land in Bolingbrook, Illinois, and 5 acres of vacant land in Ashburn, Virginia. Additionally, we sold a 182,000-square foot operations building on 12 acres of land, in Bolingbrook, Illinois, and associated with the sale of that building, entered into a short-term lease for 94,000-square feet of that same building. In December 2004, we sold a 222,000-square foot research and development facility in Ballerup, Denmark. As of the end of 2004, we had one location classified as “held for sale”: a 42,000-square foot office facility in Espoo, Finland.

Significant facilities leased by us, all for research and development, include: a 73,000-square foot facility in Ashburn, Virginia; a 53,000-square foot facility in San Jose, California; and a 28,000-square foot facility in Oulu, Finland.

Through acquisitions in 2004, we added leased properties in the U.S. We added a 141,000-square foot administrative and research and development facility and a 186,000-square foot operations facility, both in Petaluma, California. Additionally, we added research and development facilities in Miramar, Florida, Richardson, Texas; and Vienna, Virginia; that total 76,000-square feet. We also added a 166,000-square foot operations and research and development facility in Bedford, Texas.

In addition to these facilities, we lease five sales offices in the United States, one sales office in Canada and one sales office in Mexico. Internationally, we lease various sales offices in twenty-three countries outside North America, including some acquired in our acquisition of AFC.

We own substantially all of the equipment used in our business, other than that related to outsourced activities. We believe that our facilities are adequate and that suitable additional space and equipment will be available to accommodate expansion as needed.

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

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice. On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit appealing the dismissal. The appeal was fully briefed, oral argument was heard on January 21, 2005 and the parties are awaiting a decision.

On June 1, 2004, a complaint was filed on behalf of a putative class of AFC stockholders against AFC, certain of its current officers and directors (“Individual Defendants”), and Tellabs, in the Court of Chancery in the State of Delaware in and for New Castle County. The complaint alleges that the Individual Defendants breached their fiduciary duties to AFC’s public stockholders by acting to cause or facilitate the merger of Tellabs and AFC for inadequate consideration, and that Tellabs acted to aid and abet the alleged breaches of fiduciary duty. In particular, plaintiff alleges that the merger consideration originally offered by Tellabs to AFC’s public stockholders prior to the amendment and restatement of the merger agreement is unfair and inadequate because, according to the plaintiff, “(a) the intrinsic value of the stock of AFC is materially in excess of the $21.24 per share being proposed, giving due consideration to the possibilities of growth and profitability of AFC in light of its business, earnings and earnings power, present and future; (b) the $21.24 per share price is inadequate and offers an inadequate premium to the public shareholders of AFC; and (c) the $21.24 per share price is not the result of any structured auction process by which AFC sought to obtain the best deal possible for its shareholders.” The plaintiff sought either to enjoin the merger or to rescind the transaction, in the event the merger is completed, and also asserts claims for unspecified compensatory and/or rescissory damages, and an award of costs, including attorneys’ fees. Tellabs believes that the claims against it are without merit and intends to vigorously defend itself in this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

FORWARD-LOOKING STATEMENTS

Except for historical information, the matters discussed or incorporated by reference in Part I of this report may include forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “intend,” “likely,” “will,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunication service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; manufacturing efficiencies; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Exhibit 99.1 to this Form 10-K. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward-looking statements in determining whether to buy, sell or hold any of our securities. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the financial statements and related notes and management’s discussion and analysis included in our 2004 Annual Report included herein as Exhibit 13 and incorporated in this report by reference in Part II, Items 7 and 8.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Tellabs’ common stock is listed on the Nasdaq National Market under the symbol “TLAB”. As of March 4, 2005, there were approximately 8,000 stockholders of record and 447,668,511 outstanding shares.

The section entitled “Common Stock Market Data” in our 2004 Annual Report included herein as Exhibit 13 is incorporated herein by reference. We have never paid cash dividends and do not anticipate paying a cash dividend in the foreseeable future.

We did not purchase or reacquire shares of our common stock during our fourth quarter of 2004. However, we have purchased approximately 16,500,000 shares of our common stock through March 4, 2005. See further discussion in Note 17 to our Annual Report included herein as Exhibit 13, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The five years of selected financial data is included in the 11-Year Summary of Selected Financial Data in our 2004 Annual Report included herein as Exhibit 13 is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 2004 Annual Report included herein as Exhibit 13 are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investments in Marketable Securities
During the normal course of business, we invest a portion of our cash and cash equivalents in marketable securities. For a more detailed discussion of our investments for the fiscal years ended December 31, 2004, and January 2, 2004, please refer to Note 6 in our 2004 Annual Report included herein as Exhibit 13 and incorporated herein by reference.

Financial Instruments and Market Risk
We conduct business on a global basis in several major currencies and are subject to risks associated with fluctuating foreign exchange rates. In response to this, we developed a foreign currency exposure management policy with the objective of mitigating financial exposure to changing foreign exchange rates resulting from nonfunctional currency receivables and payables that are expected to be settled in one year or less. We utilize derivatives, primarily foreign currency forward contracts, to manage our foreign currency exposure. We do not engage in hedging specific individual transactions, but rather use derivatives to manage overall exposure levels for a specific currency. Gains and losses related to these derivatives are recorded to the Consolidated Statement of Operations each period.

We enter into derivative foreign exchange contracts only to the extent necessary to meet our overall goal of minimizing nonfunctional foreign currency exposures. We do not enter into hedging transactions for speculative purposes.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all forward exchange contracts are recorded on the balance sheet at fair value. Forward foreign exchange contracts receivable are included in other current assets, while forward foreign exchange contracts payable are included as part of accrued liabilities in the Consolidated Balance Sheet. Changes in the fair value of these instruments are included in earnings, as part of other income and expense, in the current period. We had net gains of $14.4 million, $17.0 million, and $5.5 million on forward exchange contracts in 2004, 2003 and 2002, respectively. Derivative financial instruments involve elements of market and credit risk not recognized in the financial statements. The market risk that results from these instruments relates to changes in the foreign currency exchange rates, which is generally offset by movements in the value of the underlying assets or liabilities being held. Credit risk relates to the risk of nonperformance by a counterparty to one of our derivative contracts. We do not believe there is a significant credit risk associated with our hedging activities because the counterparties are all large international financial institutions with high credit ratings. In addition, we also limit the aggregate notional amount of agreements entered into with any one financial institution in order to mitigate credit risk.

Our net foreign currency exposure is diversified among a broad number of currencies. The notional amounts reflected in the table that follows represent the U.S. dollar values of the agreed-upon amounts that will be delivered to a third party on the agreed-upon date:

		Notional Value of
	Weighted Average	Forward Contracts
(In millions)	Contract Rate	Maturing in 2005

Forward contracts at 12/31/04:
Forward contracts to sell foreign currencies for Euro:
United States dollar	1.2596	$105.9
Other currencies		7.2

		$113.1

Forward contracts to buy foreign currencies for Euro:
British pound	1.4231	$5.8
Other currencies		2.7

		$8.5

Forward contracts to sell foreign currencies for Danish kroner:
United States dollar	5.4524	$8.9

Forward contracts to sell foreign currencies for British pound:
Euro	1.4162	$16.3

Forward contracts to sell foreign currencies for U.S. dollar:
Mexican peso	11.2360	$18.4
Other currencies		1.3

		$19.7

Forward contracts to buy foreign currencies for U.S. dollar:
Canadian dollar	1.2162	$12.3
Other currencies		1.8

		$14.1

Forward contracts to buy foreign currencies for Thai baht:
United States dollar	39.0900	$1.4

Total contracts outstanding at December 31, 2004:		$182.0

		Notional Value of
	Weighted Average	Forward Contracts
(Dollars in millions)	Contract Rate	Maturing in 2004

Forward contracts at 1/2/04:
Forward contracts to sell foreign currencies for Euro:
United States dollar	1.2472	$89.2
Other currencies		7.5

		$96.7

Forward contracts to buy foreign currencies for Euro:
Swedish krone	9.1149	$1.3
Forward contracts to sell foreign currencies for Danish kroner:
United States dollar	5.9845	$5.8

		Notional Value of
	Weighted Average	Forward Contracts
(Dollars in millions)	Contract Rate	Maturing in 2004

Forward contracts to sell foreign currencies for British pound:
Euro	1.4247	$17.6

Forward contracts to buy foreign currencies for British pound:
United States dollar	1.7693	$0.4

Forward contracts to buy foreign currencies for U.S. dollar:
Others	2.6255	$3.9

Forward contracts to sell foreign currencies for U.S. dollar:
Canadian dollar	1.3153	$34.5
Mexican peso	11.396	24.1
Other currencies		0.4

		$59.0

Forward contracts to buy foreign currencies for Brazilian reis:
Euro	3.566	$0.4

Forward contracts to sell foreign currencies for Canadian dollar
United States dollar	1.31515	$36.7

Forward contracts to buy foreign currencies for Thai baht:
United States dollar	39.745	$3.1

Total contracts outstanding at January 2, 2004:		$224.9

     Consistent with our policy, we entered into most of the above contracts immediately prior to the respective year ends. Accordingly, the carrying value of such contracts at December 31, 2004 and January 2, 2004 approximates fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes, Report of Independent Registered Public Accounting Firm and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting in our 2004 Annual Report included herein as Exhibit 13 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) carried out an evaluation under their supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Based on that evaluation as noted above, the CEO and CFO have concluded that our disclosure controls and procedures are effective and there were no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Our management report on internal control over financial reporting is set forth in our 2004 Annual Report included herein as Exhibit 13 and is incorporated herein by reference. In addition, the attestation report of Ernst and Young LLP, our independent registered public accounting firm, on management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of our internal control over financial reporting is set forth in our 2004 Annual Report and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required is incorporated herein by reference to the sections entitled “Election of Directors,” “Committees of the Board-Audit and Ethics Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement dated March 17, 2005, and the sections entitled “Officers” and “Code of Ethics, Certificate of Incorporation and Bylaws” in our 2004 Annual Report included herein as Exhibit 13 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to the sections entitled ‘Executive Compensation,’ “Director Compensation,” “Executive Compensation — Employment Agreements,” “Executive Compensation — Compensation Committee Interlocks and Insider Participation,” “Executive Compensation — Compensation Committee Report on Executive Compensation” and “Performance Graph” in our Proxy Statement dated March 17, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to the sections entitled “Security Ownership of Management and Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Table” in our Proxy Statement dated March 17, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is incorporated herein by reference to the section entitled “Transactions with Executive Officers, Directors and Others” in our Proxy Statement dated March 17, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to the section entitled “Independent Auditor’s Fees and Services” in our Proxy Statement dated March 17, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

The following Consolidated Financial Statements of Tellabs, Inc., and Subsidiaries, included in the registrant’s 2004 Annual Report included herein as Exhibit 13, were previously incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets: December 31, 2004 and January 2, 2004

Consolidated Statements of Operations: Years ended December 31, 2004, January 2, 2004, and December 27, 2002

Consolidated Statements of Stockholders’ Equity: Years ended December 31, 2004, January 2, 2004, and December 27, 2002

Consolidated Statements of Cash Flows: Years ended December 31, 2004, January 2, 2004, and December 27, 2002

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

The following Consolidated Financial Statement Schedule of Tellabs, Inc., and Subsidiaries and related Report of Independent Registered Public Accounting Firm is included herein pursuant to Item 15(d):

Schedule II. Valuation and Qualifying Accounts and Reserves

Other schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated Financial Statements or Notes thereto.

(b) Exhibits:

Exhibit	Description
Number

2.1	Agreement and Plan of Merger Among Tellabs, Inc., Orbit Merger Sub, Inc. and Ocular Networks, Inc. 13/
2.2	Agreement and plan of merger and reorganization by Tellabs, Inc., Vivace Networks, Inc. and Venice Acquisition Corp. 15/
2.3	Amendment to agreement and plan of merger and reorganization between Tellabs, Inc. and Vivace Networks, Inc. 15/
2.4	Agreement and Plan of Merger among Tellabs, Inc., Chardonnay Merger Corp. and Advanced Fibre Communications, Inc., 21/
2.5	Agreement and Plan of Merger, as amended and restated as of September 7, 2004, among Tellabs, Inc., Chardonnay Merger Corp. and Advanced Fibre Communications, Inc., 22/
2.6	Stock Purchase Agreement dated as of December 30, 2004, among Tellabs, Inc. and the Stockholders and Option holders of Vinci Systems, Inc.
2.7
Asset and Sale Agreement dated January 5, 2004, as amended, by and among Marconi Communications, Inc., Marconi Intellectual Property (Ringfence) Inc., Marconi Corporation plc, Advanced Fibre Communications, Inc. and Advanced Fibre Communications North America, Inc.

3.1	Restated Certificate of Incorporation and Amendments 21/
3.2	Amended and Restated By-Laws, as amended and restated on December 1, 2004
10.1	Tellabs Operations, Inc. Deferred Compensation Plan, as amended and its related trust, as amended 3/
10.2	Tellabs, Inc. Deferred Income Plan, as amended 14/
10.3	1984 Incentive Stock Option Plan, as amended and restated 1/
10.4	Amendment to Tellabs, Inc. 1984 Incentive Stock Option Plan (As Amended and Restated June 26, 1992) 9/
10.5	Amendment to the Coherent Communications Systems Corporation Amended and Restated Stock Option Plan 9/
10.6	1986 Non-Qualified Stock Option Plan, as amended and restated 1/
10.7	Amendment to Tellabs, Inc. 1986 Non-Qualified Stock Option Plan (As Amended and Restated June 26,

Exhibit	Description
Number

1992) 9/
10.8	1987 Stock Option Plan for Non-Employee Corporate Directors, as amended and restated 1/
10.9	Amendment to Tellabs, Inc. 1987 Stock Option Plan for Non-Employee Corporate Directors (As Amended and Restated June 26, 1992) 9/
10.10	1989 Stock Option Plan, as amended and restated 1/
10.11	Amendment to Tellabs, Inc. 1989 Stock Option Plan (As Amended and Restated June 26, 1992) 9/
10.12	Employee Quality Stock Award Program 2/
10.13	1991 Stock Option Plan, as amended and restated 1/
10.14	Amendment to Tellabs, Inc. 1991 Stock Option Plan (As Amended and Restated June 26, 1992) 9/
10.15	Amendment to the Coherent Communications Systems Corporation Amended and Restated 1993 Equity Compensation Plan 9/
10.16	1994 Stock Option Plan 3/
10.17	Amendment to the Tellabs, Inc. 1994 Stock Option Plan 9/
10.18	Amendment to the Tellabs, Inc. 1997 Stock Option Plan 9/
10.19	1998 Stock Option Plan 5/
10.20	Amendment to the Tellabs, Inc. 1998 Stock Option Plan 9/
10.21	NetCore Systems, Inc. 1997 Stock Option Plan 6/
10.22	1999 Tellabs, Inc., Stock Bonus Plan 8/
10.23	SALIX Technologies, Inc. 1998 Omnibus Stock Plan and Option Agreement Dated as of December 1, 1997 7/
10.24	Amendment to the SALIX Technologies, Inc. Omnibus Stock Plan 9/
10.25	Employment Agreement – President and Chief Executive Officer 20/
10.26	Employment Agreement – Chairman of the Board 20/
10.27	Future Networks, Inc. Stock Incentive Plan 10/
10.28	Amendment to the Coherent Communications Systems Corporation 1993 Equity Compensation Plan 11/
10.29	Tellabs, Inc. 2001 Stock Option Plan 11/
10.30	Form of Executive Agreement for Corporate Officers 17/
10.31	Form of Executive Agreement for Senior Executives 17/
10.32	Ocular Networks, Inc. Amended and Restated 2000 Stock Incentive Plan 12/
10.33	Tellabs Advantage Plan, as amended and restated 19/
10.34	First Amendment to the Tellabs Advantage Plan 19/
10.35	Second Amendment to the Tellabs Advantage Plan 19/
10.36	Vivace Networks, Inc. 1999 Equity Incentive Plan, as amended 17/
10.37	Tellabs, Inc. 2004 Incentive Compensation Plan 18/
10.38	2004 Amendment to the Tellabs Advantage Plan
10.39	Forms of Stock Award Statement and Stock Award Agreement pertaining to Tellabs, Inc. 2004 Incentive Compensation Plan
10.40	Advanced Fibre Communication, Inc.’s 1993 Stock Option/ Stock Issuance Plan, as amended
10.41	Form of Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1993 Plan
10.42	Form of Notice of Grant of Stock Option pertaining to the Advanced Fibre Communication, Inc. 1993 Plan
10.43	Form of Stock Purchase Agreement pertaining to the Advanced Fibre Communication, Inc. 1993 Plan
10.44	Advanced Fibre Communication, Inc.’s 1996 Stock Incentive Plan
10.45	Form of Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan
10.46	Form of Automatic Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan
10.47	Form of Notice of Grant of Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan
10.48	Form of Notice of Grant of Non-Employee Director Automatic Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan.
10.49	Form of Stock Issuance Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan
10.50	Form of Addendum to Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan
11	Statement re: Computation of per Share Earnings
13	Annual Report to Stockholders
21	Subsidiaries of Tellabs, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Forward-Looking Statements and Risks and Future Factors Impacting Tellabs

Exhibits 10.1 through 10.50 are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c) hereof.

(c) Schedules: See Item 15(a)2 above.

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
5/ Incorporated by reference from Tellabs, Inc. Definitive Proxy Statement filed on or about March 16, 1998 (File No. 0-9692).
6/ Incorporated by reference from Tellabs, Inc. Post-Effective Amendment No. 1 on Form S-8 to Form S-4, filed on September 17, 1999 (File No. 33-83509).
7/ Incorporated by reference from Tellabs, Inc. Post-Effective Amendment No. 1 on Form S-8 to Form S-4, filed on March 13, 2000 (File No. 33-95135).
8/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 1999 (File No. 0-9692).
9/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 30, 2000 (File No. 0-9692).
10/ Incorporated by reference from Tellabs, Inc. Form S-8 filed on March 5, 2001 (File No. 333-56546).
11/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended March 30, 2001 (File No. 0-9692).
12/ Incorporated by reference from Tellabs, Inc. Form S-8 filed on January 25, 2002 (File No. 333-81360).
13/ Incorporated by reference from Tellabs, Inc. Pre-Effective Amendment No. 1 to Form S-4, filed on August 5, 1999 (File No. 33-83509).
14/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended March 29, 2002 (File No. 0-9692).
15/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 27, 2003 (File No. 0-9692).
16/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 27, 2002 (File No. 0-9692).
17/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended September 26, 2003 (File No. 0-9692).
18/ Incorporated by reference from Tellabs, Inc. Definitive Proxy Statement filed March 19, 2004 (File No. 0-9692).
19/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended January 2, 2004 (File No. 09692).
20/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended April 2, 2004 (File No. 0-9692).
21/ Incorporated by reference from Tellabs, Inc. Form S-4 filed June 23, 2004 (File No. 333-116794).
22/ Incorporated by reference from Tellabs, Inc. amended S-4 filed September 20, 2004 (File No. 333-116794).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2005	TELLABS, INC. By /s Krish A. Prabhu Krish A. Prabhu President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s Krish A. Prabhu Krish A. Prabhu President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2005

/s Timothy J. Wiggins Timothy J. Wiggins Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2005

/s James A. Dite James A. Dite Vice President and Controller (Principal Accounting Officer)	March 14, 2005

/s Michael J. Birck Michael J. Birck Chairman and Director	March 14, 2005

/s Bo Hedfors Bo Hedfors Director	March 14, 2005

/s Mellody L. Hobson Mellody L. Hobson Director	March 14, 2005

/s Frank Ianna Frank Ianna Director	March 14, 2005

/s Frederick A. Krehbiel Frederick A. Krehbiel Director	March 14, 2005

/s Michael E. Lavin Michael E. Lavin Director	March 14, 2005

/s Stephanie Pace Marshall Stephanie Pace Marshall Director	March 14, 2005

/s William F. Souders William F. Souders Director	March 14, 2005

/s Jan H. Suwinski Jan H. Suwinski Director	March 14, 2005

TELLABS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended December 31, 2004, January 2, 2004, and December 27, 2002

	Balance at	Net Additions
	Beginning	Charged to Costs			Balance at
(In Millions)	of Year	and Expenses	Deductions (A)	Acquisitions (B)	End of Year

2004
Accounts receivable returns & allowances	$5.4	$4.9	$0.2	$6.5	$16.6

2003
Accounts receivable returns & allowances	$19.0 (C)	$(0.7) (D)	$12.9	$0.0	$5.4

2002
Accounts receivable returns & allowances	$57.3	$(23.9) (D)	$14.4	$0.0	$19.0 (C)

NOTE:
(A) — Uncollectable accounts charged off.
(B) — This amount represents the acquisition of AFC in 2004.
(C)- $12.2 million allowance for current receivables (netted against Accounts Receivable) and $6.8 million allowance for long-term receivables (netted against Other Assets).
(D) — These amounts represent net reserve reversals.

		Net
	Balance at	Additions Charged
	Beginning	to Costs and			Balance at
(In Millions)	of Year	Expenses	Deductions (A)	Acquisitions (B)	End of Year

2004
Reserve for excess and obsolete inventory	$55.3	$16.0	$(29.6)	$36.0	$77.7
2003
Reserve for excess and obsolete inventory	$60.0	$38.2	$(42.9)	$0.0	$55.3
2002
Reserve for excess and obsolete inventory	$114.0	$83.8	$(137.8)	$0.0	$60.0

NOTE:
(A) – Inventory scrapped.
(B) – This amount represents the acquisition of AFC in 2004.

Exhibit Index

2.6	Stock Purchase Agreement dated as of December 30, 2004, among Tellabs, Inc. and the Stockholders and Option holders of Vinci Systems, Inc.
2.7
Asset and Sale Agreement dated January 5, 2004, as amended, by and among Marconi Communications, Inc., Marconi Intellectual Property (Ringfence) Inc., Marconi Corporation plc, Advanced Fibre Communications, Inc. and Advanced Fibre Communications North America, Inc.

3.2	Amended and Restated By-Laws, as amended and restated on December 1, 2004
10.38	2004 Amendment to the Tellabs Advantage Plan
10.39	Forms of Stock Award Statement and Stock Award Agreement pertaining to Tellabs, Inc. 2004 Incentive Compensation Plan
10.40	Advanced Fibre Communication, Inc.’s 1993 Stock Option/ Stock Issuance Plan, as amended
10.41	Form of Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1993 Plan
10.42	Form of Notice of Grant of Stock Option pertaining to the Advanced Fibre Communication, Inc. 1993 Plan
10.43	Form of Stock Purchase Agreement pertaining to the Advanced Fibre Communication, Inc. 1993 Plan
10.44	Advanced Fibre Communication, Inc.’s 1996 Stock Incentive Plan
10.45	Form of Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan
10.46	Form of Automatic Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan
10.47	Form of Notice of Grant of Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan
10.48	Form of Notice of Grant of Non-Employee Director Automatic Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan.
10.49	Form of Stock Issuance Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan
10.50	Form of Addendum to Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan
11	Statement re: Computation of per Share Earnings
13	Annual Report to Stockholders
21	Subsidiaries of Tellabs, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Forward-Looking Statements and Risks and Future Factors Impacting Tellabs