Form 10-Q
period 2005-04-01
TELLABS INC
filed 2005-05-11
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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

Common Shares, $0.01 Par Value - 448,280,559 shares outstanding on May 6, 2005.

TELLABS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELLABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(In millions, except per share data)	4/1/05	4/2/04
Revenue
Products	$400.5	$232.1
Services	35.1	31.7
	435.6	263.8
Cost of Revenue
Products	226.6	89.0
Services	27.1	24.3
	253.7	113.3
Gross Profit	181.9	150.5

Gross profit as a percentage of revenue	41.8%	57.1%

Gross profit as a percentage of revenue – products	43.4%	61.7%
Gross profit as a percentage of revenue - services	22.8%	23.3%

Operating Expenses
Research and development	88.8	61.9
Sales and marketing	46.2	37.3
General and administrative	22.3	20.4
Restructuring and other charges	13.2	16.2
Amortization of purchased intangibles	11.0	3.9
	181.5	139.7

Operating Earnings	0.4	10.8
Other Income/(Expense)
Interest income, net	5.7	5.9
Other expense, net	(2.7)	(1.0)
	3.0	4.9

Earnings Before Income Tax	3.4	15.7
Income tax expense	(2.7)	(2.3)
Net Earnings	$0.7	$13.4

Net Earnings Per Share
Basic	$0.00	$0.03
Diluted	$0.00	$0.03
Weighted Average Shares Outstanding
Basic	455.8	415.2
Diluted	458.8	420.9

Amortization of deferred stock compensation is included in the following cost and expense categories by period:
Cost of revenue	$0.1	$—
Research and development	2.6	2.0
Sales and marketing	0.1	0.1
General and administrative	0.1	—
	$2.9	$2.1

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	4/1/05	12/31/04
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$184.9	$292.9
Investments in marketable securities	810.8	823.3
	995.7	1,116.2

Other marketable securities – Cisco stock	186.9	204.0

Accounts receivable, net	267.7	309.4
Inventories
Raw materials	38.7	39.2
Work in process	15.1	13.6
Finished goods	101.4	63.6
	155.2	116.4
Income taxes	64.3	62.5
Miscellaneous receivables and other current assets	50.3	50.0
Total Current Assets	1,720.1	1,858.5

Property, Plant and Equipment	613.1	619.1
Less: accumulated depreciation	(296.3)	(290.3)
	316.8	328.8
Goodwill	1,096.1	1,092.3
Intangible Assets, Net of Amortization	144.7	156.0
Other Assets	115.7	126.0
Total Assets	$3,393.4	$3,561.6

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$110.1	$96.3
Accrued liabilities	179.4	206.4
Restructuring and other charges	18.7	13.4
Cisco stock loan	186.9	204.0
Income taxes	45.7	43.2
Total Current Liabilities	540.8	563.3

Long-Term Restructuring Liabilities	29.7	33.0
Income Taxes	115.1	117.1
Other Long-Term Liabilities	54.0	51.0

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 467,608,736 and 466,910,981 shares issued, including treasury stock	4.7	4.7
Additional paid-in capital	1,146.9	1,145.9
Deferred compensation expense	(17.6)	(21.8)
Treasury stock, at cost: 19,705,000 and 3,250,000 shares	(248.3)	(129.6)
Accumulated other comprehensive income
Cumulative translation adjustment	101.1	129.0
Unrealized net losses on available-for-sale securities	(5.6)	(3.1)
Total accumulated other comprehensive income	95.5	125.9
Retained earnings	1,672.6	1,672.1
Total Stockholders’ Equity	2,653.8	2,797.2
Total Liabilities and Stockholders’ Equity	$3,393.4	$3,561.6

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended
(in millions)	4/1/05	4/2/04
Operating Activities
Net Earnings	$0.7	$13.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of purchased intangibles and deferred compensation	35.6	24.0
Restructuring and other charges	13.2	7.0
Deferred taxes	(5.2)	0.6
Net change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	37.1	9.0
Inventories	(40.7)	(1.1)
Income tax receivable	0.3	11.0
Miscellaneous receivables and other current assets	(1.9)	39.5
Other assets	(3.7)	—
Accounts payable	11.7	(4.2)
Restructuring and other charges	(7.4)	(28.3)
Other accrued liabilities	(36.4)	(4.1)
Income taxes	3.5	(2.1)
Long-term liabilities	0.2	(5.3)
Net Cash Provided by Operating Activities	7.0	59.4

Investing Activities
Capital expenditures	(8.9)	(7.9)
Disposals of property, plant and equipment	—	13.5
Payments for purchases of investments	(249.4)	(584.5)
Proceeds from sales and maturities of investments	269.6	537.6
Net Cash Provided by (Used for) Investing Activities	11.3	(41.3)

Financing Activities
Proceeds from issuance of common stock under option plans	1.4	2.6
Repurchase of common stock	(118.7)	—
Net Cash (Used for) Provided by Financing Activities	(117.3)	2.6
Effect of Exchange Rate Changes on Cash	(9.0)	(3.3)
Net (Decrease) Increase in Cash and Cash Equivalents	(108.0)	17.4
Cash and Cash Equivalents at Beginning of Year	292.9	245.9
Cash and Cash Equivalents at End of Period	$184.9	$263.3

The accompanying notes are an integral part of these statements.

TELLABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial statements and the requirements of Form 10-Q and applicable rules of Regulation S-X and accordingly do not include all disclosures normally required by generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB 25.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense over the service period.  SFAS 123R allows for several alternative transition methods, but we have not yet determined the transition method we will use.  On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of SFAS 123R for registrants to the beginning of the first fiscal year beginning after June 15, 2005.  We expect to adopt this statement in the first quarter of our 2006 fiscal year.

3. Acquisition

In November 2004, we acquired 100% of the outstanding common stock of Advanced Fibre Communications (AFC), a leader in access products, for 0.504 shares of our common stock and $12.00 in cash for each AFC share, for a total value of approximately $1.6 billion ($794.5 million, net of cash acquired).  We issued approximately 44.8 million shares of our common stock for the acquisition, with the cash portion financed with U.S.-based cash and cash equivalents, including AFC’s.  The operating results of AFC have been included in our consolidated results of operations since the acquisition. The purchase price allocation for AFC has not been finalized pending completion of appraisals and integration plans.

4. Restructuring and Other Charges

Over the past few years, management has implemented plans to restructure our operations due to difficult market conditions in the telecommunications industry.  One of those plans involved the outsourcing of our global manufacturing operations at the end of 2003 and beginning of 2004 in order to maintain a competitive cost structure.  Implementation of the plans resulted in workforce reductions of approximately 500 employees, facility closures, asset disposals and the sale of the majority of our inventory to the outsourcers.  Consequently, we recorded charges in 2003and 2004 for severance and related costs, asset impairments and accelerated depreciation on our manufacturing facility in North America.  We also recorded charges for excess and obsolete inventories and excess purchase commitments. In the fourth quarter of 2004, we initiated a plan to reorganize our operations in Denmark to improve profitability, and in the first quarter of 2005 we initiated a similar plan for our operations in Finland and certain smaller actions in other locations.  Actions under these plans are substantially complete. Restructuring charges for these plans include primarily severance and related costs as well as charges for certain asset disposals and are part of our plan to reduce costs by approximately $45 million during 2005.   For further discussion of restructuring and other activities, refer to our Annual Report on Form 10-K for the year ended December 31, 2004.

Below is an analysis of the restructuring and other charges recorded year-to-date through the first quarter of 2005 and 2004 by major income statement classification:

(in millions)
Income Statement Classification	Description	4/1/05	4/2/04
Cost of revenue	Inventory adjustments	$—	$2.3
	Disposal of property, plant and equipment	—	0.3
	Other obligations	—	0.2
	Sub-total in Cost of Revenue	—	2.8
	Reversal of excess purchase commitments accrual	—	(12.0)
	Total in Cost of Revenue and Gross Profit	—	(9.2)
Operating expenses	Severance and related expenses	11.0	4.1
	Consolidation of excess leased facilities	0.3	1.4
	Disposal of property, plant and equipment	3.4	12.6
	Other obligations	—	2.4
	Sub-total in Operating Expenses	14.7	20.5
	Proceeds from fixed asset disposals in excess of estimates	—	(4.3)
	Reversal of excess leased facilities accrual	(1.5)	—
	Total in Operating Expenses	13.2	16.2
	Total Restructuring and Other Charges	$13.2	$7.0

Inventory adjustments and excess purchase commitments accrual

In the first quarter of 2004, we accrued $2.3 million for the revaluation of inventories related to international manufacturing outsourcing.  There was also a $12.0 million reduction to the reserve for excess purchase commitments due to a favorable settlement with a vendor.

Severance and related expenses

In the first three months of 2005, we recorded accruals for severance and related costs of $11.0 million for the reduction of staff by over 165 people primarily in Denmark, Finland and the U.S.

During the first quarter of 2004, we recorded a $4.1 million charge for severance and related expenses for approximately 40 (primarily non-manufacturing) employees.  Approximately $3.0 million related to additional personnel reductions beyond that contemplated at the end of fiscal 2003 in our estimate of restructuring and other charges for fiscal 2004.

Consolidation of excess leased facilities

In the first quarter of 2005, we recorded $0.3 million in charges related to international facility consolidation related to the Denmark and Finland headcount reductions.  We also recorded $1.5 million to adjust reserves recorded in prior periods for U.S. excess facilities to reflect favorable subleasing activity.

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

Disposal of property, plant and equipment

During the first quarter of 2005, we recorded a $2.4 million charge for property, plant and equipment in Denmark that is held for sale.  We also recorded a loss on the sale of a facility in Finland of $0.8 million that has been held for sale since December 2003.  We also recorded $0.2 million to adjust reserves recorded in prior periods.

During the first quarter of 2004, we recorded impairment charges of $12.9 million for property, plant and equipment to be disposed of or held for sale.  This amount was approximately $6.0 million more than we anticipated at the end of fiscal 2003 for our estimate of restructuring and other charges in 2004.  The majority of the charges related to the closure of the Montreal research and development facility at the end of the first quarter of 2004, as most of the assets in the office will not be redeployed within the company as originally anticipated.  Other charges were recorded for U.S. research and development and manufacturing assets, as well as a small amount for fixed assets sold to Elcoteq due to the international manufacturing outsourcing activity.  Offsetting these new charges was $4.3 million related to the receipt of proceeds from the sale of property, plant and equipment in excess of our original estimate of restructuring and other charges for 2004.

Other obligations

During the first quarter of 2004, we charged $2.4 million for telecommunications contract buyout fees for not meeting minimum usage requirements under contracts due to workforce reductions.  In addition, we charged $0.2 million for international manufacturing transition costs that were incurred in the quarter.

Of the remaining $48.4 million of liabilities for restructuring and other charges as of April 1, 2005, $18.7 million were classified as current because we expect to pay them within the next 12 months.  We expect to pay the long-term balance of $29.7 million over the remaining lease terms of our excess facilities leases, which expire at various times through 2011.

The following table displays our restructuring and other charges activity during the first three months of 2005 and the status of the reserves at April 1, 2005:

(in millions)	Excess Purchase Commitments	Severance and Related Expenses	Consol. of Excess Leased Facilities	Disposal of Property, Plant and Equipment	Other Obligations	Total
Balance at 12/31/04	$0.2	$2.0	$41.8	$—	$2.4	$46.4

Additional reserves	—	11.0	0.3	3.4	—	14.7

Cash paid	—	(4.4)	(2.5)	—	(0.5)	(7.4)

Non-Cash activity (a)	—	(0.4)	(1.5)	(3.4)	—	(5.3)

Balance at 4/1/05	$0.2	$8.2	$38.1	$—	$1.9	$48.4

Note (a):  Non-Cash activity includes reversals of previously recorded reserves, effects of currency translation on balances, and other changes in the reserve balance that do not flow through the income statement, and the reduction of property plant and equipment to be disposed.

5. Stock Options

We account for our stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25.  Had compensation cost for our stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans consistent with the method required by SFAS No. 123, our net earnings/(loss) and net earnings/(loss) per share would have been as follows:

	Three Months Ended
(In millions, except per-share amounts)	4/1/05	4/2/04
Net earnings, as reported	$0.7	$13.4

Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	3.5	3.5

Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(30.5)	(11.9)

Pro forma net (loss)/earnings	$(26.3)	$5.0

Net (loss)/earnings per share - Basic:
As reported	$0.00	$0.03
Pro forma	$(0.06)	$0.01

Net (loss)/earnings per share – Diluted:
As reported	$0.00	$0.03
Pro forma	$(0.06)	$0.01

The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2005 and 2004:

	2005	2004
Expected volatility	67.0%	72.2%
Risk-free interest rate	3.6%	3.4%
Expected life	4.5 years	5.0 years
Expected dividend yield	0.0%	0.0%

The pro forma amounts disclosed above may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.  In addition, the Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The Black-Scholes model requires the use of assumptions that are subjective, such as the expected volatility of the exercise price and the expected life of the option.  Since our options have significantly different characteristics from traded options, and the changes in the subjective input assumptions can result in materially different fair value estimates, we believe the existing option pricing models do not necessarily provide a reliable single measure of the fair value of the options and do not give a meaningful comparison of companies in a given industry.

6. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for our retiree medical plan:

	Three Months Ended
(In millions)	4/1/05	4/2/04
Service cost	$0.3	$0.2
Interest cost	0.2	0.1
Expected return on plan assets	(0.1)	(0.1)
Amortization of prior service cost	—	—
Amortization of net (gain)loss	—	—
Net periodic benefit cost	$0.4	$0.2

At December 31, 2004, we estimated that we would contribute $0.8 million to our retiree medical plan in 2005, but have not yet contributed to the plan this year.

7. Comprehensive Income (Loss)

Comprehensive income (loss) is an expression of our net earnings (loss) in the condensed consolidated statements of operations, adjusted for foreign currency translation adjustments and net unrealized gains or losses on available-for-sale securities.  Our comprehensive (loss) income was as follows:

	Three Months Ended
(In millions)	4/1/05	4/2/04
Net earnings	$0.7	$13.4
Other comprehensive income (loss):
Cumulative translation adjustment	(27.9)	(17.2)
Unrealized net (loss) gain on available-for-sale securities	(2.5)	5.2
Comprehensive (loss) income	$(29.7)	$1.4

8. Product Warranties

We offer warranties for all of our products.  The specific terms and conditions of those warranties vary depending upon the product sold.  We provide a basic limited warranty, including parts and labor, for all products other than Access products for a period ranging from 1 to 5 years.  The basic limited warranty for Access products covers parts and labor for periods ranging from 1 to 10 years.

Factors that enter into our estimate of our warranty liability include the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.  On the Consolidated Balance Sheets, the short-term portion of the warranty reserve is included in Other Current Liabilities, while the long-term portion is included in Other Long-Term Liabilities.  Our product warranty liabilities are as follows:

	Three Months Ended
(In millions)	4/1/05	4/2/04
Balance at beginning of the period	$41.1	$19.5
Accruals for product warranties issued	7.7	0.5
Settlements made during the period	(6.6)	(1.1)
Balance at end of period	$42.2	$18.9

Balance sheet classification at end of period
Other current liabilities	$21.9	$6.4
Other long-term liabilities	20.3	12.5
Total product warranty liabilities	$42.2	$18.9

9. Derivative Financial Instruments

To address currency risks, we have a policy that allows us to enter into foreign exchange forward and option contracts with maturities of less than 12 months to mitigate the impact of currency fluctuations on existing foreign currency asset and liability balances.  In January 2005, we expanded our foreign currency exposure management policy to use exchange forward and option contracts of less than 12 months to reduce the risk to earnings and cash flows associated with anticipated foreign currency expenditures.  In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are recorded on the balance sheet at fair value.

In fiscal year 2005, we began utilizing foreign exchange forward and option contracts as cash flow hedges.  We calculate each hedge’s effectiveness quarterly, excluding time value.  A forward contract’s effectiveness is calculated by comparing the cumulative change in the fair value on a spot-to-spot rate basis to the spot-to-spot rate cumulative change in the anticipated transaction, with the effective portion recorded in other comprehensive income.  Similarly an option contract’s effectiveness is calculated by comparing cumulative changes in the contract’s intrinsic value on a spot rate basis to cumulative losses in value of the anticipated transaction measured on a spot rate basis.  Effective changes in value are accumulated in other comprehensive income and reclassified to operating margin when the hedged revenue transaction is recognized in income.  We record any ineffectiveness, along with the excluded time value of the forward and option contracts, in the Other expense, net caption in our Condensed Consolidated Statements of Operations.  In the event it becomes probable that a hedged anticipated transaction will not occur, the gains or losses on the related cash flow hedges will immediately be reclassified from Other Comprehensive Income (“OCI”) to Other expense, net. The impact of the net change in cash flow hedges on OCI for the quarter was 0.1 million of which none was reclassified.  We anticipate reclassifying the entire gain/loss in OCI to earnings within 12 months.

We also manage the foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts.  Changes in the fair value of these derivatives are recognized currently in the Other expense, net caption in our Condensed Consolidated Statements of Operations and substantially offset the remeasurement gains and losses associated with the foreign currency denominated assets and liabilities.

10. Income Taxes

For the first quarter of 2005, we recorded a tax expense of $2.7 million compared to a tax expense of $2.3 million in the first quarter of 2004.  Overall, our tax rate continues to be affected by changes in the mix of income from domestic and foreign sources and the impact of the reversal of a valuation allowance on domestic tax expense.

We continue to maintain a valuation allowance against our U.S. and certain non-U.S. deferred tax assets arising from the carry-forward of tax deductions, operating losses, and tax credits.  At April 1, 2005, the valuation allowance was $23.4 million.  We expect to reverse additional portions of our valuation allowance to the extent we continue to experience profitable results, although such future profitability cannot be assured. When we have achieved a sufficient history of profitability as determined under the rules of SFAS 109, we will be required to reverse all or most of our remaining valuation allowance, if a valuation allowance exists at that time.  We currently are unable to predict when we will attain a sufficient history of profitability, although such profitability could be achieved in 2005.

We continue to evaluate the potential benefit of electing the special one-time, dividend received deduction for qualifying cash distributions from our foreign subsidiaries as provided by the American Jobs Creation Act of 2004.  We expect to complete our evaluation subsequent to enactment of anticipated technical corrections legislation or similar regulatory guidance.

11. Repurchases of Common Stock

On February 2, 2005, our Board of Directors authorized the purchase of up to $300.0 million in shares of our outstanding common stock.  Purchases of common stock may be made from time-to-time on the open market or in private transactions and will be recorded as treasury stock.  As of April 1, 2005, we have purchased $118.7 million (approximately 16.5 million shares) of our common stock.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Introduction and Overview of Business

Tellabs designs, develops, deploys and supports products used in wireless and wireline networks in almost 100 countries. Our product portfolio includes solutions for next-generation transport, Ethernet networks, multiservice edge, next-generation mobile, fiber-based access, advanced voice and video, and DSL (Digital Subscriber Line). We are focused on three key strategies: energizing our core business, establishing a presence in data and expanding into adjacent markets.

We generate revenue principally through the sale of hardware and licensing of software, both as stand-alone products and as elements of integrated systems, to many of the world’s largest telecommunications service providers. In addition, we generate revenue by providing installation and professional services related primarily to our own products and systems.

Within North America we derive the majority of our revenue from transport products, principally digital cross-connect systems that manage and route network traffic and combine, consolidate and segregate signals to maximize efficiency. Demand for these products is sensitive to end-user demand for wireless services, bandwidth, industry capacity utilization and competing technologies. We also generate revenue in North America from access products. Demand for these products is driven by the local telephone companies’ plans to deliver triple-play (voice, data and video) services to residential customers as a way to compete with cable TV providers. According to industry analysts, Tellabs has a market-leading position in the U.S. bandwidth management and access markets.

Outside North America we earn the majority of our revenue from managed access and transport systems that control the flow of voice, data and video across communications networks. Demand comes primarily from two sources: business services for voice and high-speed data and network transport services for wireless communications. Demand for these products is sensitive to end-user demand for bandwidth, industry capacity utilization and competing technologies.

In addition, we are a leading provider of voice-quality enhancement solutions globally and one of the top three providers of cable telephony solutions worldwide.

We also earn revenue from network construction and other professional services. Network construction revenue, which comprises more than half of our services revenue, arises primarily from sales of our transport products in North America and tends to lag product sales by approximately one fiscal quarter. As a result, it has tended to increase or decrease in similar proportion to the increase or decrease in revenue from those products. Professional services offered by the company include network deployment, traffic management, support services and training. Another major source of services revenue is support agreements related to our managed access and transport systems outside North America.

The markets for our products have undergone dynamic change over the last few years. Beginning in 2001, carrier overcapacity, a softening economy and other factors caused our customers to significantly reduce their capital spending. The impact on Tellabs was a dramatic decline in revenue for each of the years 2001 through 2003 with year-over-year growth returning in 2004. As these changes unfolded we were faced with excess manufacturing capacity, excess inventories and a cost structure that could not be supported by our smaller revenue base. We responded by closing manufacturing facilities, reducing global head-count, consolidating office space, exiting certain product lines and instituting cost controls across the organization.  We also reviewed our product portfolio and cut back or stopped development efforts on some products. In addition, at the end of 2003, we moved to outsource the majority of our remaining manufacturing operations to third-party electronics manufacturing services providers to take advantage of their greater purchasing power and other efficiencies. These actions caused us to record material charges in 2001 through 2005 for excess and obsolete inventory and excess purchase commitments, severance costs, facilities shutdown costs, including accelerated depreciation on certain manufacturing and office building and equipment due to shortened useful lives, and various contractual obligations. We also recorded charges for other impaired and surplus assets.

Market stability began in 2003 and continued in 2004 as carriers invested in their networks at levels at or above 2003. This stability enabled us to post year-over-year revenue growth for the first time since fiscal 2000. However, change continues to be a significant factor in our markets. Growing demand for wireless services, including the new 3G services, is driving investment by both wireless and wireline carriers. This shift helps drive sales of our transport, VQE and managed access products.

Fiscal 2005 began with continued broad-based revenue growth.  We have benefited from increasing wireless and data traffic by selectively enhancing our transport, managed access and voice-quality enhancement products with new features. In addition, we are addressing new, evolving growth opportunities with our broadband data networking and access products.  Our first quarter results include, for the first time, a full-quarter’s contribution from AFC, which we acquired in November 2004.  We continue to review our spending, asset utilization and product development roadmap opportunities to optimize revenue, improve asset utilization and contain spending.

RESULTS OF OPERATIONS

For the first quarter of 2005, our revenue grew by 65% to $435.6 million.  The increase in revenue includes $127.8 million in product revenue from AFC, which we acquired in November 2004. Non-AFC revenue, driven by increasing demand for our transport, managed access and broadband data products, was up 17% compared to the first quarter of 2004. We earned $0.7 million, or less than one cent per share in the first quarter of 2005, compared with $13.4 million, or $0.03 per share in the first quarter of 2004. The decline in earnings is primarily attributable to a 15 percentage point decline in our overall gross margins as a result of the inclusion of products from the acquisition of AFC. These products typically carry lower gross margins than our other products.

Revenue

	First Quarter
	2005	2004	Change
Transport	$158.0	$136.1	16%
Access	127.8	—	N/M
Managed Access	93.1	69.4	34%
Voice Quality Enhancement	15.0	22.7	(34)%
Broadband Data	6.6	3.9	69%
Services	35.1	31.7	11%
Total	$435.6	$263.8	65%

North America	$324.0	$172.9	87%
International	$111.6	$90.9	23%

Revenue from Transport products improved on the continuing strength in shipments of our Tellabs 5500 digital cross-connect systems to wireless and wire-line customers. In particular, wireless customers in North American continue to remain a significant source of growth, accounting for 58% of all Transport product revenue, compared to 48% in the first quarter of 2004. As a measure of the 5500 business, more than 1.8 million T1 equivalents were shipped during the quarter.  By way of comparison, we shipped 1.4 million in the first quarter of 2004.  Revenue from our Tellabs 7100 optical transport systems also grew year-over-year as deployment of this equipment by a major customer continued into 2005.

Revenue from our first full quarter of Access product revenue amounted to $127.8 million.  This total is up over last year’s first quarter for AFC and more quarterly revenue than AFC ever reported.  We believe the acquisition of AFC gives us a strategic position in fiber-based access product applications that will benefit from residential access growth going forward.  We estimate that slightly more than 40% of this quarter’s Access revenue is related to fiber-based access product deployments, with the balance coming from copper-based access solutions.

Revenue from Managed Access products grew 34% year over year. The increase was due to strength in both our Tellabs 8100 managed access systems and Tellabs 6300 managed transport systems.  The increase comes from broad based demand, driven in part by the continuing release of new software and hardware enhancements.

Overall revenue from Voice Quality Enhancement products declined year-over-year.  The decline reflects a strong first quarter 2004 in which one large international order dominated our revenue in this category.  Within North America, however, we saw increased year-to-year demand from wireless customers for our voice-quality products.

Broadband Data revenue was up year-over-year, as our products continue to gain acceptance with customers.  We have now shipped our 8800 platform to 12 revenue generating customers of which eight are currently using the product to deliver live traffic.  That’s up from two live networks at this time last year.

Our revenue from services increased from the year-ago period primarily due to the inclusion of the Access products.

Gross Margin

	First Quarter
	2005	2004	Change
Consolidated Margin	41.8%	57.1%	(15.3)%
Product Margin	43.4%	61.7%	(18.3)%
Services Margin	22.8%	23.3%	(0.5)%

As a result of our merger with AFC, we have a multi-year agreement with a large customer to provide equipment for their FTTP build out.  Although the overall contract is expected to be profitable, gross margins are below our historical gross margins on other products, and one component–the optical networking terminal (ONT)–is sold substantially below our current cost.  Therefore, the impact of the agreement on our consolidated gross margin is dependent on the timing and mix of components purchased by the customer.  In addition, we are working to improve the overall margins on FTTP sales through product design changes, component price reduction and other actions.

Our overall margins declined during the first quarter of 2005 compared to the same period in 2004 primarily due to the addition of AFC’s lower margin Access product line. The addition of the Access products reduced our first-quarter 2005 gross margin by approximately 14 percentage points, compared to the first quarter of 2004. This decrease was partially offset by 2 percentage points of improvement due to the full-quarter 2005 impact of outsourcing on our manufacturing costs.  Margins in the first quarter of 2004 were benefited by 4 percentage points due to a favorable settlement with a vendor.  The decline in product margins was due primarily to the same reasons noted above for the overall margin decline.  Services margins were down slightly as a result of the addition of Access services revenue and related margins.

Operating Expenses

	First Quarter
	2005	2004	Change
Total Operating Expenses	$181.5	$139.7	$41.8
Items included in the total:
Restructuring and other charges	13.2	16.2	(3.0)
Amortization of purchased intangibles	11.0	3.9	7.1
All other	$157.3	$119.6	$37.7

Our operating expenses increased primarily due to the addition of AFC’s expenses, slightly offset by lower headcount and facility-related costs due to prior restructuring activities.  Restructuring and other charges for the first quarter of 2005 were primarily due to the previously disclosed reorganization of our Denmark and Finland based businesses.

The increase in the amortization of purchased intangibles and deferred stock compensation is due to the acquisitions of AFC and Vinci Systems, both in the fourth quarter of 2004.  This line item includes acquisition related amortization of both intangible assets, including developed technology, and deferred compensation.

In order to achieve our targeted synergies following our acquisitions in 2004, and to support achievement of our strategic and financial goals, we are currently reviewing our spending, asset utilization and product development roadmap opportunities to optimize revenue, improve asset utilization and contain spending.  We expect that potential actions could include closing facilities, reducing our workforce and realigning research and development spending within our product portfolio.  Although we have not completed these plans, it is likely that future implementation of the plans could result in restructuring and similar charges.

Other Income/(Expense)

	First Quarter
	2005	2004	Change
Interest income, net	$5.7	$5.9	$(0.2)
Other expense, net	(2.7)	(1.0)	(1.7)
Total	$3.0	$4.9	$(1.9)

Total other income declined as flat interest income was offset by losses on the sale of certain marketable securities.

Income Taxes

For the first quarter of 2005, we recorded a tax expense of $2.7 million compared to a tax expense of $2.3 million in the first quarter of 2004.  Overall, our tax rate continues to be affected by changes in the mix of income from domestic and foreign sources and the impact of the reversal of a valuation allowance on domestic tax expense.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained our cash, cash equivalents and marketable securities, which decreased by approximately $120.5 million during the quarter to $995.7 million.  This decrease primarily reflects our previously announced stock repurchase program.  Through April 1, 2005, we repurchased $118.7 million (approximately 16.5 million shares) of our common stock, under a plan authorized by the board of directors that enables us to repurchase up to $300 million in shares of our common stock.

Inventories increased by $38.8 million from year-end levels primarily due to a build of fiber-based access product components and for buffer stock created to manage the consolidation of our manufacturing supply chain.  Accounts receivable declined by $41.7 million since year end, primarily due to the combination of more linear shipments in the first quarter of 2005 compared to that of the fourth quarter of last year and accelerated collections.  We believe that the current level of working capital, particularly cash and marketable securities, is sufficient to meet our normal operating requirements for the foreseeable future. Further, we believe that sufficient resources exist to support our future growth and strategic needs. Future sources of working capital may be from cash-on-hand, cash generated from future operations, short-term or long-term financing, equity offerings or any combination of these sources.

Our current policy is to retain our earnings to provide funds to enhance shareholder value by expanding our business, repurchasing our common stock when we believe it to be undervalued and for operating activities.  We do not anticipate paying a cash dividend in the foreseeable future.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no material changes in our critical accounting policies during the quarter.

Outlook

We expect that wireless carriers will remain an important part of our business for the foreseeable future, and we look for continuing strength in 2005 as more wireless carriers begin to build out their networks to support increased minutes of use and deliver new, data-oriented services.  However, we continue to have limited long-term visibility as to the amount and timing of wireless and wireline carrier spending as it relates to our products and services and the impact of future industry consolidation.  In the near term, we expect revenue to be up sequentially, between $450 million and $460 million for the second quarter of 2005 and margins to be around 42% for the quarter.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “intend,” “likely,” “will,” “would,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunication service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product and end user demand, and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions and restructurings; the ability to successfully integrate new businesses and technologies; various risks associated with our recent acquisitions and the impact on our business; and other risks and future factors that may be detailed from time to time in our filings with the SEC. For a further description of such risks and future factors, see Exhibit 99.1 to Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 15, 2005.  Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward-looking statements in determining whether to buy, sell or hold any of our securities. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

To address currency risks, we have a policy that allows us to enter into foreign exchange forward and option contracts with maturities of less than 12 months to mitigate the impact of currency fluctuations on existing foreign currency asset and liability balances.  In January 2005, we expanded our foreign currency exposure management policy, and began entering into transactions to use exchange forward and option contracts of less than 12 months to reduce the risk to earnings and cash flows associated with anticipated foreign currency expenditures.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2005.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes during the period covered by this Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 1, 2004, a complaint was filed on behalf of a putative class of AFC stockholders against AFC, certain of its current officers and directors (“Individual Defendants”), and Tellabs, in the Court of Chancery in the State of Delaware in and for New Castle County. The complaint alleges that the Individual Defendants breached their fiduciary duties to AFC’s public stockholders by acting to cause or facilitate the merger of Tellabs and AFC for inadequate consideration, and that Tellabs acted to aid and abet the alleged breaches of fiduciary duty. In particular, plaintiff alleges that the merger consideration originally offered by Tellabs to AFC’s public stockholders prior to the amendment and restatement of the merger agreement is unfair and inadequate because, according to the plaintiff, “(a) the intrinsic value of the stock of AFC is materially in excess of the $21.24 per share being proposed, giving due consideration to the possibilities of growth and profitability of AFC in light of its business, earnings and earnings power, present and future; (b) the $21.24 per share price is inadequate and offers an inadequate premium to the public shareholders of AFC; and (c) the $21.24 per share price is not the result of any structure[d] auction process by which AFC sought to obtain the best deal possible for its shareholders.” The plaintiff seeks to enjoin the merger, and in the alternative, to rescind the transaction, and also asserts claims for unspecified compensatory and/or rescissory damages, and an award of costs, including attorneys’ fees. Tellabs believes that the claims against it are without merit and intends to vigorously defend itself in this action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price of Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Plan
				(In Millions)
1/1/05 through 2/4/05	—	$—	—	$300.0
2/5/05 through 3/4/05	16,455,000	7.21	16,455,000	$181.3
3/5/05 through 4/1/05	—	—	—	$181.3
Total	16,455,000	$7.21	16,455,000

On February 2, 2005, the Company announced that its Board of Directors authorized the purchase of up to $300.0 million in shares of our outstanding common stock, with no expiration date to the authorization.  Purchases of common shares may be made from time-to-time on the open market or in private transactions and will be recorded as treasury stock.  As of April 1, 2005, we have purchased $118.7 million (approximately 16.5 million shares) of our common stock.

Item 6. Exhibits

10a	2005 Tellabs, Inc. Employee Stock Purchase Plan
10b	Tellabs, Inc. Executive Continuity and Protection Program
11	Computation of Per Share Earnings
31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.
(Registrant)

/s/ JAMES A. DITE
James A. Dite
Vice President and Controller
(Principal Accounting Officer and duly authorized officer)

May 10, 2005
(Date)

EXHIBIT INDEX

Exhibit	Description
10a	2005 Tellabs, Inc. Employee Stock Purchase Plan
10b	Tellabs, Inc. Executive Continuity and Protection Program
11	Computation of Per Share Earnings
31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002