Form 10-K/A
period 2004-12-31
TELLABS INC
filed 2005-05-27
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 15, 2005, solely for the purpose of amending Item 5 of Part II of our Annual Report on Form 10-K. This Amendment only modifies our Annual Report on Form 10-K by amending Item 5 to provide disclosure relating to an unregistered issuance of our securities during the fourth quarter of 2004. Although such issuance was previously disclosed in a Form 8-K filed by us on December 30, 2004, we are amending Item 5 of our Annual Report on Form 10-K to provide additional detail related to such issuance. This Amendment is not intended to amend any other information presented in our Annual Report on Form 10-K as originally filed.

This Amendment does not reflect events occurring after the filing of our Annual Report on Form 10-K on March 15, 2005 and does not modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Tellabs’ common stock is listed on the Nasdaq National Market under the symbol “TLAB”. As of March 4, 2005, there were approximately 8,000 stockholders of record and 447,668,511 outstanding shares.

The section entitled “Common Stock Market Data” in our 2004 Annual Report included as Exhibit 13 to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 15, 2005, is incorporated herein by reference. We have never paid cash dividends and do not anticipate paying a cash dividend in the foreseeable future.

We did not purchase or reacquire shares of our common stock during our fourth quarter of 2004. However, we have purchased approximately 16,500,000 shares of our common stock through March 4, 2005. See further discussion in Note 17 to our Annual Report included as Exhibit 13 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2005, which is incorporated herein by reference.

Unregistered Securities Sold

On December 30, 2004, we acquired all of the outstanding securities of Vinci Systems, Inc. in consideration for up to $52.5 million consisting of a combination of restricted shares of our common stock and cash. In connection with the Vinci acquisition, we issued 1,443,418 unregistered shares of our common stock to the stock and option holders of Vinci. The restricted stock issued by us is being held in an escrow account and may be forfeited or reduced under the circumstances described in the Stock Purchase Agreement filed as Exhibit 2.6 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005; otherwise such restricted stock will be released from the escrow account in accordance with the terms of the Stock Purchase Agreement. The restricted stock was issued in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Amendment No. 1 to the Annual Report on Form 10-K:

Exhibit Number	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLABS, INC

By /s/ Krish A. Prabhu
May 26, 2005	Krish A. Prabhu
President, Chief Executive Officer
and Director
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002