Form 10-Q
period 2005-07-01
TELLABS INC
filed 2005-08-10
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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

Common Shares, $0.01 Par Value – 447.5 million shares outstanding on July 1, 2005.

TELLABS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELLABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per-share data)	7/1/05	7/02/04	7/1/05	7/02/04
Revenue
Products	$418.1	$263.5	$818.6	$495.6
Services	44.4	40.8	79.5	72.5
	462.5	304.3	898.1	568.1
Cost of Revenue
Products	225.5	104.5	452.1	193.5
Services	29.8	25.0	56.9	49.3
	255.3	129.5	509.0	242.8
Gross Profit	207.2	174.8	389.1	325.3

Gross profit as a percentage of revenue	44.8%	57.4%	43.3%	57.3%

Gross profit as a percentage of revenue – products	46.1%	60.3%	44.8%	61.0%
Gross profit as a percentage of revenue – services	32.9%	38.7%	28.4%	32.0%

Operating Expenses
Research and development	82.9	61.1	171.7	123.0
Sales & marketing	45.4	39.1	91.6	76.4
General and administrative	22.4	18.1	44.7	38.5
Restructuring & other charges	1.2	(2.0)	14.4	14.2
Amortization of purchased intangibles	9.2	3.9	20.2	7.8
	161.1	120.2	342.6	259.9

Operating Earnings	46.1	54.6	46.5	65.4

Other Income (Expense)
Interest income, net	6.4	6.3	12.1	12.2
Other expense, net	(1.7)	(1.0)	(4.4)	(2.0)
	4.7	5.3	7.7	10.2

Earnings Before Income Tax	50.8	59.9	54.2	75.6
Income tax expense	(9.7)	(10.3)	(12.4)	(12.6)
Net Earnings	$41.1	$49.6	$41.8	$63.0

Net Earnings Per Share
Basic	$0.09	$0.12	$0.09	$0.15
Diluted	$0.09	$0.12	$0.09	$0.15
Weighted Average Shares Outstanding
Basic	447.7	416.1	451.8	415.7
Diluted	451.4	420.3	455.2	419.9
Amortization of deferred stock compensation related to acquisitions is included in the following cost and expense categories by period:
Cost of revenue	$0.1	$—	$0.2	$—
Research and development	2.5	0.8	5.1	2.8
Sales and marketing	0.1	—	0.2	0.1
General and administrative	0.1	—	0.2	—
	$2.8	$0.8	$5.7	$2.9

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	7/1/05	12/31/04
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$276.6	$292.9
Investments in marketable securities	770.7	823.3
	1,047.3	1,116.2

Other marketable securities – Cisco stock	200.5	204.0

Accounts receivable, net of returns and allowances of $25.0 and $16.6	261.9	309.4
Inventories
Raw materials	30.8	39.2
Work in process	14.4	13.6
Finished goods	100.7	63.6
	145.9	116.4
Income taxes	34.8	38.9
Miscellaneous receivables and other current assets	45.4	50.0
Total Current Assets	1,735.8	1,834.9

Property, Plant and Equipment	608.2	619.1
Less: accumulated depreciation	(304.2)	(290.3)
	304.0	328.8
Goodwill	1,117.4	1,092.3
Intangible Assets, Net of Amortization	136.8	156.0
Other Assets	121.0	133.1
Total Assets	$3,415.0	$3,545.1

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$78.9	$96.3
Accrued liabilities	220.2	206.4
Restructuring and other charges	12.0	13.4
Cisco stock loan	200.5	204.0
Income taxes	17.6	15.9
Total Current Liabilities	529.2	536.0

Long-Term Restructuring Liabilities	28.0	33.0
Income Taxes	137.0	127.9
Other Long-Term Liabilities	60.8	51.0

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 468,869,551 and 466,910,981 shares issued, including treasury stock	4.7	4.7
Additional paid-in capital	1,155.5	1,145.9
Deferred compensation expense	(14.6)	(21.8)
Treasury stock, at cost: 21,407,413 and 3,250,000 shares	(262.2)	(129.6)
Retained earnings	1,713.9	1,672.1
Accumulated other comprehensive income	62.7	125.9
Total Stockholders’ Equity	2,660.0	2,797.2
Total Liabilities and Stockholders’ Equity	$3,415.0	$3,545.1

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended
(in millions)	7/1/05	7/2/04
Operating Activities
Net Earnings	$41.8	$63.0
Adjustments to reconcile net earnings to net cash Provided by operating activities:
Depreciation and amortization	67.3	40.0
Deferred compensation amortization	7.1	5.6
Restructuring and other charges	14.4	10.7
Deferred taxes	(1.6)	(0.6)

Net change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	41.9	14.0
Inventories	(28.3)	(14.8)
Income tax receivable	1.0	15.4
Miscellaneous receivables and other current assets	(15.5)	35.9
Other assets	10.7	(8.4)
Accounts payable	(17.5)	4.9
Accrued liabilities	(14.9)	11.9
Restructuring and other charges	(16.6)	(40.2)
Income taxes	5.9	(3.3)
Long-term liabilities	9.8	(3.9)
Net Cash Provided by Operating Activities	105.5	130.2

Investing Activities
Capital expenditures	(21.5)	(18.4)
Disposals of property, plant and equipment	15.0	14.2
Payments for purchases of investments	(408.5)	(607.3)
Proceeds from sales and maturities of investments	438.4	509.1
Net Cash Provided by (Used for) Investing Activities	23.4	(102.4)

Financing Activities
Proceeds from issuance of common stock under option plans	7.7	3.8
Repurchase of common stock	(132.6)	—
Net Cash (Used for) Provided by Financing Activities	(124.9)	3.8
Effect of Exchange Rate Changes on Cash	(20.3)	(3.9)
Net (Decrease) Increase in Cash and Cash Equivalents	(16.3)	27.7
Cash and Cash Equivalents at Beginning of Year	292.9	245.9
Cash and Cash Equivalents at End of Period	$276.6	$273.6

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

2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes our current accounting under APB 25. SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the adoption of SFAS 123(R).  We are currently evaluating the impact of SFAS 123(R) on our operating results and financial condition and are assessing various valuation methods.  We will finalize our selection of a valuation method prior to adoption of SFAS 123(R) in the first quarter of fiscal 2006.

In June 2005, the FASB issued FSP 143-1, Accounting for Electronic Equipment Waste Obligations.  FSP 143-1 was issued to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union.  The Directive obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment effective August 13, 2005.  FSP 143-1 requires commercial users to apply the provisions of SFAS 143, Accounting for Conditional Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, to the obligation associated with historical waste.  It is effective the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union-member.  We are in the process of evaluating the impact this guidance will have on our financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which supercedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  This new standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless impracticable. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We will adopt this statement on its effective date.

3. Acquisition

In November 2004, we acquired 100% of the outstanding common stock of Advanced Fibre Communications (AFC), a leader in access products, for 0.504 shares of our common stock and $12.00 in cash for each AFC share, for a total value of approximately $1.6 billion ($794.5 million, net of cash acquired).  We issued approximately 44.8 million shares of our common stock for the acquisition, with the cash portion financed with U.S.-based cash and cash equivalents, including AFC’s.  The operating results of AFC have been included in our consolidated results of operations since the acquisition.  During the first two quarters of 2005 we made adjustments of $28.5 million to the purchase price allocation due to: (1) $14.9 million for adjustments to liabilities assumed in the acquisition, and (2) $13.6 million for costs to exit facilities, and costs for employee severance and relocation.  The reserve for costs to exit facilities, employee severance and relocation was $3.9 million at December 31, 2004 and had a balance of $12.7 million at July 1, 2005.  The purchase price allocation for AFC has not been finalized pending completion of final adjustments to liabilities assumed in the acquisition, and the completion of integration plans and valuation reports.

4. Restructuring and Other Charges

In the fourth quarter of 2004 and first quarter of 2005, we initiated plans to reorganize our operations in Denmark and Finland to improve profitability.  Implementation of these plans, which have been substantially completed, resulted in workforce reductions, facility closures and asset disposals.  We recorded approximately $16.1 million related to these plans, principally in the first two quarters of 2005. We expect additional charges, if any, for these plans would be immaterial.

In the second quarter of 2005, we initiated a plan to outsource our North American prototype lab to our current manufacturing vendor.  Restructuring charges for the plan are primarily for severance and asset disposals and are expected to be $1.9 million of which $0.2 million was incurred during the second quarter.  We expect to incur the remaining $1.7 million of costs during the third and fourth quarter of 2005.

Excluding restructuring charges, cost savings from the above mentioned plans were achieved in both the first and second quarters of this year. These plans are part of the Company’s goal to reduce the combined annual expenditures of Tellabs and AFC by $30 million in 2005 and beyond, and an additional $15 million in annual expense savings from other sources, primarily operating expenses.

The following tables analyze restructuring and other charges recorded during the second quarter and year-to-date periods of 2005 and 2004 by major income statement classification related to the above mentioned plans as well as adjustments to reserves recorded for prior restructurings:

(in millions)		Quarter Ended
Income Statement Classification	Description	7/1/05	7/2/04
Cost of revenue	Disposal of property, plant and equipment	$—	$4.5
	Other obligations	—	1.2
	Total in Cost of Revenue and Gross Profit	—	5.7
Operating expenses	Severance and related expenses	0.5	0.9
	Consolidation of excess leased facilities	0.1	0.3
	Disposal of property, plant and equipment	0.1	0.6
	Other obligations	0.5	—
	Sub-total in Operating Expenses	1.2	1.8
	Reversal of excess severance Accrual	—	(1.2)
	Proceeds from fixed asset disposals in excess of estimates	—	(0.7)
	Reversal of excess leased facilities accrual	—	(1.9)
	Total in Operating Expenses	1.2	(2.0)
	Total Restructuring and Other Charges	$1.2	$3.7

(in millions)		Year-to-Date Period Ended
Income Statement Classification	Description	7/1/05	7/2/04
Cost of revenue	Inventory adjustments	$—	$2.3
	Disposal of property, plant and equipment	—	4.8
	Other obligations	—	1.4
	Sub-total in Cost of Revenue	—	8.5
	Reversal of excess purchase commitments accrual	—	(12.0)
	Total in Cost of Revenue and Gross Profit	—	(3.5)
Operating expenses	Severance and related expenses	11.5	5.0
	Consolidation of excess leased facilities	0.4	1.7
	Disposal of property, plant and equipment	3.5	13.2
	Other obligations	0.5	2.4
	Sub-total in Operating Expenses	15.9	22.3
	Reversal of excess severance accrual	—	(1.2)
	Proceeds from fixed asset disposals in excess of estimates	—	(5.0)
	Reversal of excess leased facilities accrual	(1.5)	(1.9)
	Total in Operating Expenses	14.4	14.2
	Total Restructuring and Other Charges	$14.4	$10.7

2005 Accruals

Severance and related expenses

In the second quarter, we accrued $0.2 million for severance and related expenses attributable to the outsourcing of North American prototype lab activities to our contract manufacturer.  We also recorded a $0.3 million charge for severance actions in Denmark and Finland.

During the first quarter, we recorded additional accruals for severance and related costs totaling $11.0 million for staff reductions in Denmark, Finland and the United States.

Consolidation of excess leased facilities

In the second quarter, we recorded a $0.1 million charge for exiting the Denmark facility in favor of a smaller and less expensive space.

During the first quarter, we recorded $0.3 million in charges for international facility consolidation related to the Denmark and Finland headcount reductions.  We also reduced the United States accrual for excess leased facilities by $1.5 million to reflect favorable subleasing activity.

Disposal of property, plant and equipment

During the second quarter, we recorded a $0.1 million charge for equipment that was disposed in Denmark.  The year-to-date period also includes a $2.4 million charge for equipment in Denmark that is held for sale.  We also recorded a loss on the sale of a facility in Finland of $0.8 million, as well as a $0.2 million charge to adjust reserves recorded in previous periods due to changes in estimates.

Other obligations

During the second quarter, we accrued $0.4 million for non-cancelable software licenses that are excess due to the headcount reductions in Denmark and Finland, and $0.1 million to adjust the 2004 reserve for minimum-usage charges that were driven by workforce reductions in prior years.

2004 Accruals

Inventory adjustments and excess purchase commitments accrual

In the first quarter, we accrued $2.3 million for the revaluation of inventories related to international manufacturing outsourcing which occurred in the fourth quarter of 2003 and first quarter of 2004.  There was also a $12.0 million reduction to the reserve for excess purchase commitments due to a favorable settlement with a vendor.

Disposal of property, plant and equipment

During the second quarter, we recorded impairment charges of $5.1 million for property, plant and equipment to be disposed of or held for sale.  This amount included a $4.5 million charge for the loss on the sale of our Bolingbrook manufacturing facilities which closed in the third quarter.  In addition, we recorded $0.6 million in impairment charges primarily relating to equipment used in our Montreal research and development facility.  We also received $0.7 million in proceeds from the sale of property, plant and equipment in excess of our original estimate.

During the first quarter, we recorded impairment charges of $12.9 million for property, plant and equipment to be disposed of or held for sale.  Of the charge, $7.1 million related to the closure of the Montreal research and development facility at the end of the first quarter of 2004; $5.5 million was recorded for U.S. research and development and manufacturing assets; and $0.3 million was recorded for equipment sold to our international manufacturing outsourcer.  We also received $4.3 million in proceeds from the sale of property, plant and equipment in excess of our original estimate of restructuring and other charges.

Severance and related expenses

Severance adjustments for both the second quarter and first half relate to additional accruals and adjustments to previous estimates for pre-2004 restructuring plans.

Consolidation of excess leased facilities

During the second quarter, we accrued $0.3 million for costs associated with excess leased facilities.  There was also a reduction of $1.9 million for excess facilities accruals relating to final reconciliation and settlement of obligations associated with previously vacated facilities.

In the first quarter, we accrued $1.4 million for costs associated with excess leased facilities.  This amount included accruals for the Montreal research and development office, which was closed at the end of the first quarter of 2004.

Other obligations

During the second quarter, we accrued $1.2 million in wage transition charges for our international manufacturing outsourcing activities.

During the first quarter, we accrued $2.4 million related to contract termination costs for not meeting minimum-usage fees required under contracts due to workforce reductions and $0.2 million in wage transition charges for our international manufacturing outsourcing activities.

The following table displays our restructuring and other charges activity during the first six months of 2005 and the status of the reserves at July 1, 2005:

(in millions)	Excess Purchase Commitments	Severance and Related Expenses	Consol. of Excess Leased Facilities	Disposal of Property, Plant and Equipment	Other Obligations	Total
Balance at 12/31/04	$0.2	$2.0	$41.8	$—	$2.4	$46.4

Additional reserves	—	11.0	0.3	3.4	—	14.7

Cash paid	—	(4.4)	(2.5)	—	((0.5)	(7.4)

Non-Cash activity (a)	—	(0.4)	(1.5)	(3.4)	—	(5.3)

Balance at 4/1/05	$0.2	$8.2	$38.1	$—	$1.9	$48.4

Additional reserves	—	0.5	0.1	0.1	0.5	1.2

Cash paid	—	(5.2)	(2.2)	—	(1.8)	(9.2)

Non-Cash activity (a)	—	(0.3)	—	(0.1)	—	(0.4)

Balance at 7/1/05	$0.2	$3.2	$36.0	$—	$0.6	$40.0

Note (a):  Non-Cash activity includes reversals of previously recorded reserves, effects of currency translation on balances, other changes in the reserve balance that do not flow through the income statement, and write-downs of property plant and equipment to be disposed.

Of the remaining $40.0 million of liabilities for restructuring and other charges as of July 1, 2005, $12.0 million was classified as current because we expect to pay them within the next 12 months.  We expect to pay the long-term balance of $28.0 million over the remaining lease terms of our excess facilities leases, which expire at various times through 2011.

5. Stock Options

We account for our stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25.  Had compensation cost for our stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans consistent with the method required by SFAS No. 123, our net earnings and net earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
(In millions, except per-share amounts)	7/1/05	7/2/04	7/1/05	7/2/04
Net earnings as reported	$41.1	$49.6	$41.8	$63.0

Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	3.6	2.1	7.1	5.6

Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14.0)	(9.8)	(44.5)	(21.7)

Pro forma net earnings	$30.7	$41.9	$4.4	$46.9

Net earnings per share - Basic:
As reported	$0.09	$0.12	$0.09	$0.15
Pro forma	$0.07	$0.10	$0.01	$0.11

Net earnings per share – Diluted:
As reported	$0.09	$0.12	$0.09	$0.15
Pro forma	$0.07	$0.10	$0.01	$0.11

The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2005 and 2004:

	2005	2004
Expected volatility	60.0%	71.9%
Risk-free interest rate	3.8%	3.2%
Expected life	4.2 years	4.9 years
Expected dividend yield	0.0%	0.0%

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

6. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for our retiree medical plan:

	Three Months Ended		Six Months Ended
(In millions)	7/1/05	7/2/04	7/1/05	7/2/04
Service cost	$0.3	$0.2	$0.6	$0.4
Interest cost	0.1	0.1	0.3	0.2
Expected return on plan assets	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of prior service Cost	—	—	—	—
Amortization of net (gain) Loss	—	—	—	—
Net periodic benefit cost	$0.3	$0.2	$0.7	$0.4

We estimate that we will contribute $0.8 million to our retiree medical plan in 2005.  No contribution has been made to date.

7. Comprehensive Income (Loss)

Comprehensive income (loss) is an expression of our net earnings (loss) in the condensed consolidated statements of operations, adjusted for foreign currency translation adjustments, net unrealized gains or losses on available-for-sale securities and fair value adjustments of cash flow hedges.  Our comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
(In millions)	7/1/05	7/2/04	7/1/05	7/2/04
Net Earnings	$41.1	$49.6	$41.8	$63.0
Other Comprehensive Income (Loss)
Cumulative translation adjustment	(34.9)	(1.4)	(62.8)	(18.6)
Unrealized net gain (loss) on available- for-sale-securities	2.5	(9.2)	—	(4.0)
Fair value adjustments of cash flow hedges	(0.4)	—	(0.4)	—
Comprehensive Income (Loss)	$8.3	$39.0	$(21.4)	$40.4

8. Product Warranties

We offer warranties for all of our new products.  The specific terms and conditions of those warranties vary depending upon the product sold.  We provide a basic limited warranty, including parts and labor, for all products other than Access products for a period ranging from 1 to 5 years.  The basic limited warranty for Access products covers parts and labor for periods generally ranging from 2 to 6 years.

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

	Three Months Ended		Six Months Ended
(In millions)	7/1/05	7/2/04	7/1/05	7/2/04
Balance at beginning of the period	$42.2	$18.9	$41.1	$19.5
Accruals for product warranties issued	9.8	2.2	17.5	2.7
Settlements made during the period	(5.1)	(2.3)	(11.7)	(3.4)
Balance at end of the period	$46.9	$18.8	$46.9	$18.8

Balance sheet classification at end of period
Other current liabilities			$28.5	$7.3
Other long-term liabilities			18.4	$11.5
Total product warranty liabilities			$46.9	$18.8

9. Derivative Financial Instruments

We enter into foreign exchange forward and option contracts with maturities of less than 12 months to mitigate the impact of currency fluctuations on existing foreign currency asset and liability balances.  In addition, beginning in 2005, we are using foreign exchange forward and option contracts of less than 12 months to reduce the risk to earnings and cash flows associated with anticipated foreign currency net expenditures.  In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are recorded on the balance sheet at fair value.

In regards to cash flow hedges, we calculate each hedge’s effectiveness quarterly, excluding time value.  A forward contract’s effectiveness is calculated by comparing the cumulative change in the fair value on a spot-to-spot rate basis to the spot-to-spot rate cumulative change in the anticipated transaction, with the effective portion recorded in other comprehensive income.  Similarly an option contract’s effectiveness is calculated by comparing cumulative changes in the contract’s intrinsic value on a spot rate basis to cumulative losses in value of the anticipated transaction measured on a spot-rate basis.  Effective changes in value are accumulated in other comprehensive income and reclassified to operating margin when the hedged revenue transaction is recognized in income.  We record any ineffectiveness, along with the excluded time value of the forward and option contracts, in Other expense, net.  In the event it becomes probable that a hedged anticipated transaction will not occur, the gains or losses on the related cash flow hedges will immediately be reclassified from Other Comprehensive Income (OCI) to Other expense, net.  We anticipate reclassifying any gain or loss in OCI to earnings within the following 12 months.

The following table summarizes the impact of cash flow hedges on OCI (net of tax) during the period:

	Three Months Ended		Six Months Ended
(In millions)	7/1/05	7/2/04	7/1/05	7/2/04
Balance at beginning of the period	$0.1	$—	$—	$—
Net loss on cash flow hedges	0.7	—	0.8	—
Reclassification to operating expense	(0.4)	—	(0.4)	—
Balance at end of the period	$0.4	$—	$0.4	$—

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

10. Income Taxes

For the second quarter of 2005, we recorded a tax expense of $9.7 million compared with a tax expense of $10.3 million in the second quarter of 2004.  Overall, our tax rate continues to be affected by changes in the mix of income from domestic and foreign sources and the impact of the reversal of a valuation allowance on domestic tax expense.

We continue to maintain a valuation allowance against our U.S. and certain non-U.S. deferred tax assets arising from the carry-forward of tax deductions, operating losses, and tax credits.   At July 1, 2005, the valuation allowance was $26.5 million.  We expect to reverse additional portions of our valuation allowance to the extent we continue to experience profitable results, although such future profitability cannot be assured. When we have achieved a sufficient history of profitability as determined under the rules of SFAS 109, we will be required to reverse all or most of our remaining valuation allowance, if a valuation allowance exists at that time.  We currently are unable to predict when we will attain a sufficient history of profitability, although such profitability could be achieved in 2005.

We continue to evaluate the potential benefit of electing the special one-time, dividend received deduction for qualifying cash distributions from our foreign subsidiaries as provided by the American Jobs Creation Act of 2004.  We expect to complete our evaluation subsequent to the release of final guidance by the Internal Revenue Service.

11. Repurchases of Common Stock

On February 2, 2005, our Board of Directors authorized the purchase of up to $300.0 million in shares of our outstanding common stock.  Purchases of common stock may be made from time-to-time on the open market or in private transactions and will be recorded as treasury stock.  As of July 1, 2005, we have purchased $132.6 million (approximately 18.2 million shares) of our common stock, of which $13.9 million (approximately 1.7 million shares) was purchased during the second quarter of 2005.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Introduction and Overview of Business

Tellabs designs, develops, deploys and supports products used in wireless and wireline networks in almost 100 countries. Our product portfolio includes solutions for next-generation transport, Ethernet networks, multiservice edge, next-generation mobile, fiber-based access, advanced voice and video, and DSL (Digital Subscriber Line). We are focused on three key growth strategies: energizing our core business, establishing a presence in data and expanding into adjacent markets.

We generate revenue principally through the sale of telecommunication products, both as stand-alone products and as elements of integrated systems, to many of the world’s largest telecommunications service providers. In addition, we generate revenue by providing installation and professional services related primarily to our own products and systems.

Within North America we derive the majority of our product revenue from two product categories: transport products, principally digital cross-connect systems that manage and route network traffic and combine, consolidate and segregate signals to maximize efficiency; and access products that support the delivery of voice, data and video services to residential and commercial consumers over copper and fiber optic networks. Demand for transport products is sensitive to end-user demand for wireline and wireless services, bandwidth, industry capacity utilization and competing technologies. Demand for access products is driven by consumer demand for voice, data and video services and the competition among traditional telecommunications companies and cable service operators to be the sole source provider of voice, data and video services (referred to as the “triple play”). According to industry analysts, Tellabs has a market-leading position in the U.S. bandwidth management and access markets.

Outside North America we earn the majority of our product revenue from managed access and transport systems that control the flow of voice, data and video across communications networks. Demand comes primarily from two sources: business services for voice and high-speed data, and network transport services for wireless communications. Demand for these products is sensitive to end-user demand for bandwidth, industry capacity utilization and competing technologies.

We also earn services revenue from network construction, support agreements and other professional services. Network construction revenue, which comprises more than half of services revenue, arises primarily from sales of our transport products in North America and tends to lag product sales by approximately one fiscal quarter. Revenue from support agreements arises from sales of our managed access and transport systems outside North America. Other professional services offered by the company include network deployment, traffic management and training.

The markets for our products have undergone dynamic change over the last few years. Beginning in 2001, carrier overcapacity, a softening economy and other factors caused our customers to significantly reduce their capital spending. The impact on Tellabs was a dramatic decline in revenue for each of the years 2001 through 2003 with year-over-year growth returning in 2004. As these changes unfolded we were faced with excess manufacturing capacity, excess inventories and a cost structure that could not be supported by our smaller revenue base. We responded by closing manufacturing facilities, reducing global headcount, consolidating office space, exiting certain product lines and instituting cost controls across the organization. We also reviewed our product portfolio and cut back or stopped development efforts on some products. In addition, at the end of 2003, we moved to outsource the majority of our remaining manufacturing operations to third-party electronics manufacturing services providers to take advantage of their greater purchasing power and other efficiencies. These actions caused us to record material charges in 2001 through 2005 for excess and obsolete inventory and excess purchase commitments, severance costs, facilities shutdown costs, including accelerated depreciation on certain manufacturing and office building and equipment due to shortened useful lives, and various contractual obligations. We also recorded charges for other impaired and surplus assets.

Market stability began in 2003 and continued in 2004 and 2005 as carriers invested in their networks at levels at or above 2003. This stability enabled us to post year-over-year revenue growth in 2004 for the first time since fiscal 2000. Change continues to be a significant factor in our markets. Growing demand for wireless services, including the new 3G services, is driving investment by both wireless and wireline carriers. This shift helps drive sales of our transport, VQE and managed access products.

Fiscal 2005 began with and continues to have broad-based revenue growth.  We have benefited from increasing wireless and data traffic by selectively enhancing our transport and managed access products with new features. In addition, we are addressing new, evolving growth opportunities with our broadband data networking and access products.  For the remainder of 2005, we will focus on maximizing the synergies from our integration of AFC and will continue to review our spending, asset utilization and product development roadmap opportunities to optimize revenue, improve asset utilization and contain spending.

RESULTS OF OPERATIONS

For the second quarter of 2005, our revenue grew by 52.0% to $462.5 million compared with the second quarter of 2004.  The increase in revenue includes $143.5 million in access revenue, the product line we acquired in November 2004. Year-to-date revenue increased 58.1% to $898.1 million with access products contributing $271.3 million to product revenue for the period.  Driven by continued strong demand for our transport products and our managed access and broadband data products, revenue excluding the access product family was up 4.8% compared with the second quarter of 2004 and up 10.3% on a six-month basis compared with the first six months of 2004. We earned $41.1 million or $0.09 per share in the second quarter of 2005, compared with $49.6 million or $.12 per share in the second quarter of 2004. Net earnings for the six-month period were $41.8 million or $0.09 per share, compared with $63.0 million or $.15 per share in the first six months of 2004.   Although our operating expenses declined as a percentage of revenue in both the quarter and year-to-date periods, the improvement was more than offset by lower gross margins due to the inclusion of access products which carry a lower gross margin than our other products. In particular, one component within the access category is sold at a price that is substantially below our cost.

Revenue

	Second Quarter			Year-to-Date
	2005	2004	Change	2005	2004	Change
Transport	$158.8	$164.7	(3.6)%	$316.8	$300.8	5.3%
Access	143.5	—	N/M	271.3	—	N/M
Managed Access	96.4	76.4	26.2%	189.5	145.8	30.0%
Voice Quality Enhancement	10.8	20.6	(47.6)%	25.8	43.3	(40.4)%
Broadband Data	8.6	1.8	N/M	15.2	5.7	N/M
Services	44.4	40.8	8.8%	79.5	72.5	9.7%
Total	$462.5	$304.3	52.0%	$898.1	$568.1	58.1%

North America	$342.0	$211.9	61.4%	$666.0	$384.8	73.1%
International	$120.5	$92.4	30.4%	$232.1	$183.3	26.6%

Transport product revenue remained strong during the second quarter of 2005 although slightly down from the second quarter of 2004, which included a large deployment at a wireless carrier. Revenues for the year-to-date period of 2005 increased 5.3% over those in the same period of 2004.  Wireless customers continued to be the prominent driver for transport product revenue for both the second quarter and year-to-date periods in 2005.  For the second quarter of 2005, North American wireless customers accounted for approximately 56% of all transport product revenue compared with 60% in the second quarter of last year.  Within the transport products category approximately 34% of 2005 second quarter revenue for our wideband cross connect platform came from new systems, system expansions and software upgrades, with the balance consisting of port card growth on our installed base.  This result compares with approximately 26% in the second quarter of 2004.  Another measure of our wideband cross-connect demand is T-1 equivalents.  We shipped approximately 1.9 million T-1 equivalents during the second quarter of 2005 compared with 1.8 million T-1 equivalents in the second quarter of 2004.

Revenue from our access products reached $143.5 million and $271.3 million for the quarter and year-to-date periods, respectively, in 2005.  Both amounts are above last year’s second quarter and year-to-date periods for the access product line, and are more quarterly and first-half revenue than ever generated by the access product line.  We estimate that 49% of the second quarter of 2005 access product revenue is related to fiber-to-the-premise and fiber-to-the-curb deployments, with the balance coming from copper-based access solutions.

Revenue from managed access products increased 26.2% and 30.0% for the second quarter and first half of 2005, respectively, compared with that of the comparable periods in 2004.  The increase was due to strength in both our Tellabs 6300 managed transport systems and 8100 managed access systems from third-generation wireless network build-outs and Ethernet-over-SDH applications.

Overall revenue from voice quality enhancement products declined 47.6% for the second quarter and 40.4% for the year-to-date period compared with the comparable periods of 2004.  The decline reflects a strong first half of 2004 in which one large international order dominated our revenue in this category.  We believe there is a trend in the deployment of this technology from stand-alone products to integration into transport, switching and access platforms.  During the third quarter of 2005, we expect to release integrated voice quality capability on our wideband cross-connect platform.

Broadband data revenue increased to $8.6 million during the second quarter compared with $1.8 million in the second quarter of 2004 and increased to $15.2 million on a year-to-date basis from $5.7 million in the comparable period in 2004.  We have now shipped our Tellabs 8800 multi-service router product to 15 revenue-generating customers, 11 of which are currently using the product to deliver live traffic as compared with two live networks at this time in 2004.

Our revenue from services increased $3.6 million and $7.0 million for the second quarter and year-to-date periods, respectively, from the comparative year-ago periods, primarily due to higher product revenue.

Gross Margin

	Second Quarter			Year-to-Date
	2005	2004	Change	2005	2004	Change
Consolidated Margin	44.8%	57.4%	(12.6)%	43.3%	57.3%	(14.0)%
Product Margin	46.1%	60.3%	(14.2)%	44.8%	61.0%	(16.2)%
Services Margin	32.9%	38.7%	(5.8)%	28.4%	32.0%	(3.6)%

Our overall margins declined during the second quarter and first half of 2005 compared with the same periods in 2004 primarily due to lower product margins due to the addition of the lower-margin access product line, and a change in product and customer mix in other product categories and lower services margin due to the inclusion of lower margin services related to access products.  Margins on access products are generally lower than our other products.  In particular, one component, the optical networking terminal, is sold substantially below our current costs.

Operating Expenses

	Second Quarter			Year-to-Date
	2005	2004	Change	2005	2004	Change
Total Operating Expenses	$161.1	$120.2	$40.9	$342.6	$259.9	$82.7
Items included in the total:
Restructuring and other charges	1.2	(2.0)	3.2	14.4	14.2	0.2
Amortization of purchased intangibles	9.2	3.9	5.3	20.2	7.8	12.4
Amortization of deferred stock compensation	2.7	0.8	1.9	5.5	2.9	2.6
All other	$148.0	$117.5	$30.5	$302.5	$235.0	$67.5

Our operating expenses increased compared with the same periods in 2004 due to the addition of expenses from the access product line, slightly offset by lower headcount and facility-related costs due to prior restructuring activities and cost-management efforts.

Restructuring and other charges for the second quarter and first half of 2005 were primarily due to a reorganization of our Denmark- and Finland-based businesses and the outsourcing of our North American prototype lab.

The increase in the amortization of purchased intangibles and deferred stock compensation is primarily due to the acquisitions of AFC and Vinci Systems, both in the fourth quarter of 2004.

Other Income (Expense)

	Second Quarter			Year-to-Date
	2005	2004	Change	2005	2004	Change
Interest income, net	$6.4	$6.3	$0.1	$12.1	$12.2	$(0.1)
Other expense, net	(1.7)	(1.0)	(0.7)	(4.4)	(2.0)	(2.4)
Total	$4.7	$5.3	$(0.6)	$7.7	$10.2	$(2.5)

Other expense, net increased during the second quarter and first six months of 2005 compared with that of the same periods in 2004 primarily due to charges of approximately $3.8 million in the second quarter of 2005 for other-than-temporary impairments related to long-term investments.  These charges were partially offset by more favorable foreign currency transaction gains in 2005 compared with that in the comparable periods of 2004.

Income Taxes

For the second quarter and first six months of 2005, we recorded a tax expense of $9.7 million and $12.4 million, respectively, compared with a tax expense of $10.3 million and $12.6 million in the second quarter and first six months, respectively, of 2004.   Our effective tax rate for the second quarter and first six months of 2005 were 19.1% and 22.9%, respectively, compared with an effective tax rate of 17.2% and 16.7% for the second quarter and first six months, respectively, of 2004.  Overall, our tax rate continues to be affected by changes in the mix of income from domestic and foreign sources and the impact of the reversal of a valuation allowance on domestic tax expense.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained our cash, cash equivalents and marketable securities (Cash) of $1,047.3 million, which increased by approximately $51.6 million during the quarter and decreased $68.9 million since year-end.  The increase in Cash in the second quarter was driven by our cash from operating activities, while the year-to-date decrease reflects $132.6 million used to repurchase 18.2 million shares under our previously discussed stock repurchase program.  This program allows us to repurchase up to $300.0 million shares of our common stock.  During the second quarter of 2005, $13.9 million or 1.7 million shares of our common stock were repurchased.

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

Our current policy is to retain our earnings to provide funds to enhance stockholder value by expanding our business, repurchasing our common stock when we believe it to be undervalued, and for operating activities.  We do not anticipate paying a cash dividend in the foreseeable future.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no material changes in our critical accounting policies during the quarter.

Outlook

We expect that wireless carriers will remain an important part of our business for the foreseeable future, and we look for continuing strength in 2005 as more wireless carriers begin to build out their networks to support increased minutes of use and deliver new, data-oriented services.  However, we continue to have limited long-term visibility as to the amount and timing of wireless and wireline carrier spending as it relates to our products and services and the impact of future industry consolidation.  For the third quarter of 2005, we expect revenue to be approximately at the same level as that of the second quarter of 2005, with margins at approximately 45% to slightly higher.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words «anticipate,» «believe,» «estimate,» “target,” «expect,» “predict,” «plan,» “possible,” «intend,» «likely,» «will,» “would,” «should,» “could,” “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunication service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product and end user demand, and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; margin impact of lower cost competitors entering our markets; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions and restructurings; the ability to successfully integrate new businesses and technologies; various risks associated with our recent acquisitions and the impact on our business; and other risks and future factors that may be detailed from time to time in our filings with the SEC. For a further description of such risks and future factors, see Exhibit 99.1 to Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 15, 2005.  Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward-looking statements in determining whether to buy, sell or hold any of our securities. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

To address currency risks, we enter into foreign exchange forward and option contracts with maturities of less than 12 months to mitigate the impact of currency fluctuations on existing foreign currency asset and liability balances.  In January 2005, we expanded our foreign currency exposure management policy, and began entering into transactions to use exchange forward and option contracts of less than 12 months to reduce the risk to earnings and cash flows associated with anticipated foreign currency expenditures.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2005.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes during the period covered by this Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety.  On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead.  On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint.  We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint.  On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice.  On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit appealing the dismissal.  The appeal was fully briefed, oral argument was heard on January 21, 2005, and the parties are awaiting a decision.

On June 1, 2004, a complaint was filed on behalf of a putative class of AFC stockholders against AFC, certain of its current officers and directors (“Individual Defendants”), and Tellabs, in the Court of Chancery in the State of Delaware in and for New Castle County. The complaint alleged that the Individual Defendants breached their fiduciary duties to AFC’s public stockholders by acting to cause or facilitate the merger of Tellabs and AFC for inadequate consideration, and that Tellabs acted to aid and abet the alleged breaches of fiduciary duty. In particular, plaintiff alleged that the merger consideration originally offered by Tellabs to AFC’s public stockholders prior to the amendment and restatement of the merger agreement is unfair and inadequate because, according to the plaintiff, “(a) the intrinsic value of the stock of AFC is materially in excess of the $21.24 per share being proposed, giving due consideration to the possibilities of growth and profitability of AFC in light of its business, earnings and earnings power, present and future; (b) the $21.24 per share price is inadequate and offers an inadequate premium to the public shareholders of AFC; and (c) the $21.24 per share price is not the result of any structure[d] auction process by which AFC sought to obtain the best deal possible for its shareholders.” The plaintiff sought to enjoin the merger, and in the alternative, to rescind the transaction, and also asserts claims for unspecified compensatory and/or rescissory damages, and an award of costs, including attorneys’ fees.  On June 3, 2005, plaintiff dismissed the complaint without prejudice and without notice.  No compensation in any form was paid directly or indirectly from any of the defendants to the plaintiff or plaintiff’s attorneys, and no promise to give any such compensation was made.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price of Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Plan (In Millions)

1/1/05 through 2/4/05	—	$—	—	$300.0
2/5/05 through 3/4/05	16,455,000	$7.21	16,455,000	$181.3
3/5/05 through 4/1/05	—	—	—	$181.3
4/2/05 through 5/6/05	—	$—	—	$181.3
5/7/05 through 6/3/05	1,702,413	$8.16	1,702,413	$167.4
6/4/05 through 7/1/05	—	—	—	167.4
Total	18,157,413	$7.30	18,157,413

On February 2, 2005, the company announced that its Board of Directors authorized the purchase of up to $300.0 million in shares of our outstanding common stock, with no expiration date to the authorization.  Purchases of common shares may be made from time-to-time on the open market or in private transactions and will be recorded as treasury stock.  As of July 1, 2005, we have purchased $132.6 million (approximately 18.2 million shares) of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders was held on April 21, 2005.  The following directors were re-elected to serve until the annual meeting of stockholders in 2008:

Director	For	Withheld
Frank Ianna	405,533,709	7,926,345
Dr. Stephanie Pace Marshall	405,530,251	7,929,803
William F. Souders	401,621,273	11,838,781

In addition, the following directors continued to hold office after the annual meeting:  Michael J. Birck, Bo Hedfors, Frederick A. Krehbiel, Michael E. Lavin, Krish A. Prabhu and Jan H. Suwinski.  Mellody L. Hobson did not stand for re-election at the annual meeting.

Our stockholders also voted to approve the proposal to adopt the 2005 Tellabs, Inc. Employee Stock Purchase Plan in accordance with the following vote:

For	Against	Abstain	Broker Non-Votes
312,608,339	8,588,406	2,960,057	89,303,253

In addition, our stockholders voted to approve the proposal to ratify the appointment of Ernst & Young LLP, independent auditors, as our independent auditors for 2005 in accordance with the following vote:

For	Against	Abstain
404,669,149	6,000,011	2,790,895

Item 6. Exhibits

(A) Exhibits

11	Computation of Per Share Earnings
31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.
(Registrant)

/s/ JAMES A. DITE
James A. Dite
Vice President and Controller
(Principal Accounting Officer and duly authorized officer)

August 9, 2005
(Date)