Form 10-Q
period 2005-09-30
TELLABS INC
filed 2005-11-09
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES  ☒ NO

Common Shares, $0.01 Par Value – 448.5 million shares outstanding on September 30, 2005.

TELLABS, INC.
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TELLABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per-share data)	9/30/05	10/1/04	9/30/05	10/1/04
Revenue
Products	$420.2	$239.7	$1,238.8	$735.3
Services	43.7	44.6	123.2	117.1
	463.9	284.3	1,362.0	852.4
Cost of Revenue
Products	213.0	104.6	665.1	298.1
Services	33.2	26.6	90.1	75.9
	246.2	131.2	755.2	374.0
Gross Profit	217.7	153.1	606.8	478.4

Gross profit as a percentage of revenue	46.9%	53.9%	44.6%	56.1%

Gross profit as a percentage of revenue - products	49.3%	56.4%	46.3%	59.5%
Gross profit as a percentage of revenue - services	24.0%	40.4%	26.9%	35.2%

Operating Expenses
Research and development	84.7	59.5	256.4	182.5
Sales and marketing	42.2	35.9	133.8	112.3
General and administrative	25.2	21.1	69.9	59.6
Restructuring and other charges	(0.2)	(0.2)	14.2	14.0
Amortization of purchased intangibles	7.9	3.9	28.1	11.7
	159.8	120.2	502.4	380.1

Operating Earnings	57.9	32.9	104.4	98.3

Other Income
Interest income, net	6.8	7.4	18.9	19.6
Other income (expense), net	0.8	1.9	(3.6)	(0.1)
	7.6	9.3	15.3	19.5

Earnings Before Income Tax	65.5	42.2	119.7	117.8
Income tax (expense) benefit	(23.6)	3.7	(36.0)	(8.9)
Net Earnings	$41.9	$45.9	$83.7	$108.9

Net Earnings Per Share
Basic	$0.09	$0.11	$0.19	$0.26
Diluted	$0.09	$0.11	$0.18	$0.26

Weighted Average Shares Outstanding
Basic	447.8	416.7	450.4	416.0
Diluted	453.2	420.7	454.5	420.0

Amortization of deferred stock compensation related to acquisitions is included in the following cost and expense categories by period:

Cost of revenue	$0.1	$—	$0.3	$—
Research and development	2.4	1.1	7.5	3.9
Sales and marketing	—	—	0.2	0.1
General and administrative	0.1	—	0.3	—
	$2.6	$1.1	$8.3	$4.0

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	9/30/05	12/31/04
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$640.2	$292.9
Investments in marketable securities	448.1	823.3
	1,088.3	1,116.2

Other marketable securities - Cisco stock	189.2	204.0
Accounts receivable, net of returns and allowances of $16.9 and $16.6	312.3	309.4
Inventories
Raw materials	31.3	39.2
Work in process	10.5	13.6
Finished goods	71.6	63.6
	113.4	116.4
Income taxes	23.6	38.9
Miscellaneous receivables and other current assets	48.5	50.0
Total Current Assets	1,775.3	1,834.9

Property, Plant and Equipment	606.4	619.1
Less: accumulated depreciation	(309.7)	(290.3)
	296.7	328.8
Goodwill	1,119.8	1,092.3
Intangible Assets, Net of Amortization	129.0	156.0
Other Assets	110.2	133.1
Total Assets	$3,431.0	$3,545.1

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$80.7	$96.3
Accrued liabilities	195.4	206.4
Restructuring and other charges	8.6	13.4
Cisco stock loan	189.2	204.0
Income taxes	37.9	15.9
Total Current Liabilities	511.8	536.0

Long-Term Restructuring Liabilities	26.1	33.0
Income Taxes	118.4	127.9
Other Long-Term Liabilities	70.0	51.0

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 472,539,085 and 466,910,981 shares issued, including treasury stock	4.7	4.7
Additional paid-in capital	1,185.8	1,145.9
Deferred compensation expense	(15.7)	(21.8)
Treasury stock, at cost: 24,087,852 and 3,250,000 shares	(287.1)	(129.6)
Retained earnings	1,755.8	1,672.1
Accumulated other comprehensive income	61.2	125.9
Total Stockholders’ Equity	2,704.7	2,797.2
Total Liabilities and Stockholders’ Equity	$3,431.0	$3,545.1

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended
(in millions)	9/30/05	10/1/04
Operating Activities
Net Earnings	$83.7	$108.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	96.5	58.8
Deferred compensation amortization	11.7	7.9
Restructuring and other charges	14.2	11.0
Deferred taxes	(2.5)	3.2

Net change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(15.3)	23.0
Inventories	(1.1)	(22.7)
Income tax receivable	3.7	22.4
Miscellaneous receivables and other current assets	1.0	73.4
Other assets	(1.2)	(4.3)
Accounts payable	(16.3)	3.1
Accrued liabilities	(60.7)	(11.9)
Restructuring and other charges	(22.2)	(46.8)
Income taxes	31.2	(7.7)
Long-term liabilities	18.6	(4.0)
Net Cash Provided by Operating Activities	141.3	214.3

Investing Activities
Capital expenditures	(35.3)	(27.7)
Disposals of property, plant and equipment	16.0	30.0
Payments for purchases of investments	(568.5)	(897.5)
Proceeds from sales and maturities of investments	947.9	934.5
Net Cash Provided by Investing Activities	360.1	39.3

Financing Activities
Proceeds from issuance of common stock under option plans	32.8	8.1
Repurchase of common stock	(157.5)	—
Net Cash (Used) Provided by Financing Activities	(124.7)	8.1
Effect of Exchange Rate Changes on Cash	(29.4)	(1.3)
Net Increase in Cash and Cash Equivalents	347.3	260.4
Cash and Cash Equivalents at Beginning of Year	292.9	245.9
Cash and Cash Equivalents at End of Period	$640.2	$506.3

The accompanying notes are an integral part of these statements.

TELLABS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial statements and the requirements of Form 10-Q and applicable rules of Regulation S-X and accordingly do not include all disclosures normally required by generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein are to be read in conjunction with our Annual Report on Form

10-K for the year ended December 31, 2004.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. We reclassified certain prior period amounts to conform to the current period presentation.  Operating results for interim periods are not necessarily indicative of operating results for the full year.

2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes our current accounting under APB 25. SFAS 123(R) is effective at the beginning of our fiscal 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 relating to the adoption of SFAS 123(R).  We are currently evaluating the impact of SFAS 123(R) and SAB No. 107 on our operating results and financial condition, which we believe will be material.  An important element in determining the impact on our financial statements is choosing an appropriate method to value stock-based compensation.  We are currently evaluating alternative valuation methods and expect to finalize our selection prior to adopting SFAS 123(R).

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which supercedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  This new standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless impracticable. This statement also requires a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be treated as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We will adopt this statement on its effective date.

In June 2005, the FASB issued FSP 143-1, Accounting for Electronic Equipment Waste Obligations.  FSP 143-1 was issued to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union.  The Directive obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment effective August 13, 2005.  FSP 143-1 requires commercial users to apply the provisions of SFAS 143, Accounting for Conditional Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, to the obligation associated with historical waste.  It is effective the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union member.  We adopted FSP 143-1 and it did not have a material impact on our financial statements.

3. Acquisition

In November 2004, we acquired 100% of the outstanding common stock of Advanced Fibre Communications (AFC), a leader in access products, for 0.504 shares of our common stock and $12.00 in cash for each AFC share, for a total value of approximately $1.6 billion ($794.5 million, net of cash acquired).  We issued approximately 44.8 million shares of our common stock for the acquisition, with the cash portion financed with U.S.-based cash and cash equivalents, including AFC’s.  The operating results of AFC have been included in our consolidated financial statements from the acquisition date.

During the first nine months of 2005, we made adjustments to purchase cost of $13.6 million for costs to exit facilities, and costs for employee severance and relocation (exit costs).  In addition, we made adjustments of $17.5 million related to other liabilities assumed in the acquisition.  During 2005, the accrual for exit costs was charged $8.4, ending in a remaining balance of $9.1 million at September 30, 2005.  The purchase price allocation for AFC has not been finalized pending completion of final adjustments to liabilities assumed in the acquisition, and the completion of integration plans and valuation reports.

4. Restructuring and Other Charges

In the fourth quarter of 2004 and first quarter of 2005, we initiated plans to reorganize our operations in Denmark and Finland to improve profitability.  Implementation of these plans is substantially complete and resulted in workforce reductions, facility closures and asset disposals.  We recorded a charge of $15.7 million related to these plans, principally in the first two quarters of 2005.  During the third quarter of 2005, we made minor adjustments to prior accruals to reflect current expectations. We do not expect additional charges to these plans to be material.

In the second quarter of 2005, we initiated a plan to outsource our North American prototype lab to our current manufacturing vendor.  Our current expected restructuring charges under the plan, which are primarily for severance and asset disposals, are estimated to be $0.6 million.  This amount was updated from our previous expectation due to a more current estimate for proceeds from the sale of assets under the plan.  To date, we have incurred $0.5 million of these costs with $0.3 million of this incurred during the third quarter.

Excluding restructuring charges, cost savings from the above mentioned plans were achieved beginning in the first quarter of this year. These plans are part of our goal to reduce the combined annual expenditures of Tellabs and AFC by $30 million in 2005 and beyond, and an additional $15 million in annual expense savings from other sources, primarily operating expenses.

The following table summarizes restructuring and other charges recorded during the third quarter and year-to-date periods of 2005 and 2004 related to the above-mentioned plans as well as adjustments to reserves recorded for prior restructurings:

	Three Months Ended		Nine Months Ended
(In millions)	9/30/05	10/1/04	9/30/05	10/1/04
Facility and other exit costs	$(0.2)	$0.2	$2.2	$13.0
Severance and other termination benefits	—	—	11.5	3.8
Contractual commitments and other	—	0.1	0.5	(5.8)
Total restructuring and other charges	(0.2)	0.3	14.2	11.0
Total of above items in cost of revenue	$—	$0.5	$—	$(3.0)
Total of above items in operating expenses	$(0.2)	$(0.2)	$14.2	$14.0

2005

Facility and other exit costs include $3.3 million during the first nine months related to equipment disposals in Denmark and Finland and a reduction to accruals under prior restructuring plans for excess leased facilities by $1.1 million primarily due to favorable subleasing experience.  During the third quarter, we made minor adjustments related to prior restructuring plans.

Employee severance and other termination benefits in the first nine months include $11.0 million for staff reductions in Denmark and Finland, and severance of $0.5 million attributable to outsourcing the North American prototype lab.

Contractual commitments and other costs include a $0.4 million charge for non-cancelable software licenses due to headcount reductions in Denmark and Finland.

2004

The following discussion relates to pre-2005 restructuring plans not previously discussed that are substantially complete or expected to have immaterial adjustments to their reserves:

Facility and other exit costs include $1.9 million during the first nine months for the closure of excess leased facilities, offset by a reduction for the final settlement of obligations associated with previously vacated facilities.  These amounts also include an $18.2 million impairment charge for property, plant and equipment, partially offset by $5.2 million in proceeds from the sale of property, plant and equipment in excess of our original estimate.

Employee severance and other termination benefits include additional charges of $5.0 million and a $1.2 million reduction for pre-2004 restructuring plans.  The reduction was primarily attributable to changes in our estimates of the amount of severance benefits that would be paid to each employee and the number of employees that would be terminated and receive severance payments.

Contractual commitments and other costs include a $12.0 million reduction of a reserve for excess purchase commitments due to a favorable settlement with a vendor, partially offset by an accrual of $2.3 million for the revaluation of inventories related to international manufacturing outsourcing.  Also included is $3.9 million in additional accruals for contract termination and other charges.

The following tables summarize our restructuring and other charges activity during the third quarter and first nine months of 2005 and the status of the reserves at September 30, 2005:

(in millions)	Balance at 07/01/05	Charges/ (Reversals)	Cash Payments	Non-Cash Settlements and Other Adjustments (a)	Balance at 9/30/05
Facility and other exit costs	$36.0	$(0.2)	$(2.9)	$0.5	$33.4

Severance and other termination benefits	3.2	—	(2.2)	—	1.0

Contractual commitments and other	0.8	—	(0.5)	—	0.3
Total	$40.0	$(0.2)	$(5.6)	$0.5	$34.7

(in millions)	Balance at 12/31/04	Charges/ (Reversals)	Cash Payments	Non-Cash Settlements and Other Adjustments (a)	Balance at 9/30/05
Facility and other exit costs	$41.8	$2.2	$(7.6)	$(3.0)	$33.4

Severance and other termination benefits	2.0	11.5	(11.8)	(0.7)	1.0

Contractual commitments and other	2.6	0.5	(2.8)	—	0.3
Total	$46.4	$14.2	$(22.2)	$(3.7)	$34.7

Note (a):  Non-Cash Settlements and Other Adjustments include the effects of currency translation on balances, write-downs of property plant and equipment to be disposed, and other changes in the reserve balance that do not flow through the income statement.

5. Stock Options

We account for our stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25.  Had compensation cost for our stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans consistent with the method required by SFAS No. 123, our net earnings and net earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per-share amounts)	9/30/05	10/1/04	9/30/05	10/1/04
Net earnings as reported	$41.9	$45.9	$83.7	$108.9

Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	4.8	2.3	11.9	7.9

Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21.7)	(5.3)	(66.2)	(27.0)
Net earnings pro forma	$25.0	$42.9	$29.4	$89.8

Net earnings per share - Basic:
As reported	$0.09	$0.11	$0.19	$0.26
Pro forma	$0.06	$0.10	$0.07	$0.22

Net earnings per share – Diluted:
As reported	$0.09	$0.11	$0.18	$0.26
Pro forma	$0.06	$0.10	$0.06	$0.21

We estimated the fair value of options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2005 and 2004:

	2005	2004
Expected volatility	52.5%	71.2%
Risk-free interest rate	3.8%	3.7%
Expected life	4.0 years	4.8 years
Expected dividend yield	0.0%	0.0%

The pro forma amounts disclosed above may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.  In addition, the Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The Black-Scholes model requires the use of assumptions that are subjective, such as the expected volatility of the exercise price and the expected life of the option.  Since our options have significantly different characteristics from traded options, and the changes in the subjective input assumptions can result in materially different fair value estimates, we believe the existing option pricing models do not necessarily provide a reliable single measure of the fair value of the options and do not give a meaningful comparison of companies in a given industry.

6. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for our retiree medical plan:

	Three Months Ended		Nine Months Ended
(In millions)	9/30/05	10/1/04	9/30/05	10/1/04
Service cost	$0.2	$0.2	$0.8	$0.5
Interest cost	0.2	0.1	0.5	0.4
Expected return on plan assets	(0.1)	(0.1)	(0.3)	(0.4)
Amortization of prior service cost	0.1	—	0.1	0.1
Amortization of net (gain) loss	—	—	—	—
Net periodic benefit cost	$0.4	$0.2	$1.1	$0.6

During the third quarter we evaluated the funding status of the plan and determined that we would not make a contribution to the plan this year.

7. Product Warranties

We provide warranties for all of our products.  The specific terms and conditions of those warranties vary depending upon the product sold.  We provide a basic limited warranty, including parts and labor, for all products other than access products for a period ranging from 90 days to 5 years.  The basic limited warranty for access products covers parts and labor for periods generally ranging from 2 to 6 years.

Factors that enter into our estimate of our warranty liability include the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.  On the Consolidated Balance Sheets, the short-term portion of the warranty reserve is included in Total Current Liabilities, while the long-term portion is included in Other Long-Term Liabilities.  Our product warranty liabilities are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	9/30/05	10/1/04	9/30/05	10/1/04
Balance at beginning of period	$46.9	$18.8	$41.1	$19.5
Accruals for product warranties issued	3.6	1.3	21.1	4.0
Settlements made during the period	(8.0)	(1.2)	(19.7)	(4.6)
Balance at the end of the period	$42.5	$18.9	$42.5	$18.9

Balance sheet classification at end of period
Total current liabilities			$22.3	$7.3
Other long-term liabilities			20.2	11.6
Total product warranty liabilities			$42.5	$18.9

The $8.0 million settlements for the third quarter of 2005 include $3.8 million related to charges against purchase cost liabilities from the acquisition of AFC and therefore had no impact on our operating results.

8. Repurchases of Common Stock

On February 2, 2005, our Board of Directors authorized the purchase of up to $300.0 million in shares of our outstanding common stock.  We may purchase common stock from time-to-time on the open market or in private transactions and record them as treasury stock.  As of September 30, 2005, we have purchased $157.5 million (20.8 million shares) of our common stock, of which we purchased $24.9 million (2.7 million shares) during the third quarter of 2005.

9. Comprehensive Income (Loss)

Comprehensive income (loss) is an expression of our net earnings (loss) in the condensed consolidated statements of operations, adjusted for foreign currency translation adjustments, net unrealized gains or losses on available-for-sale securities and fair value adjustments of cash flow hedges.  Our comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	9/30/05	10/1/04	9/30/05	10/1/04
Net Earnings	$41.9	$45.9	$83.7	$108.9
Other Comprehensive Income (Loss)
Cumulative translation adjustment	(1.3)	11.1	(64.1)	(7.5)
Unrealized net gain (loss) on available-for-sale-securities	(0.6)	1.0	(0.6)	(3.0)
Fair value adjustments of cash flow hedges	0.4	—	—	—

Comprehensive Income	$40.4	$58.0	$19.0	$98.4

During the quarter, we charged to Other income (expense), net $0.6 million in cumulative translation adjustments related to the sale of a long-term equity investment.

10. Derivative Financial Instruments

We enter into foreign exchange forward and option contracts with maturities of less than 12 months to mitigate the impact of currency fluctuations on existing foreign currency asset and liability balances.  In addition, beginning in 2005, we are using foreign exchange forward and option contracts of less than 12 months to reduce the risk to earnings and cash flows associated with anticipated foreign currency net expenditures.  We record all derivatives on the balance sheet at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

In regard to the cash flow hedges, we calculate each hedge’s effectiveness monthly, excluding time value.  We determine a forward contract’s effectiveness by comparing the cumulative change in the fair value on a spot-to-spot rate basis to the spot-to-spot rate cumulative change in the anticipated transaction.  We record the effective portion of the hedge in other comprehensive income.  Similarly, we calculate an option contract’s effectiveness by comparing cumulative changes in the contract’s intrinsic value on a spot rate basis to cumulative losses in value of the anticipated transaction measured on a spot-rate basis.  When we recognize the hedged revenue transaction to income, the total change in the hedges effective value, which we accumulate in other comprehensive income, we reclassify to operating margin.  We record any ineffectiveness, along with the excluded time value of the forward and option contracts, in Other income (expense), net.  We reclassify the gains or losses on the related cash flow hedges from Other

Comprehensive Income (OCI) to Other income (expense), net at the time it becomes probable that a hedged anticipated transaction will not occur.

The following table summarizes the impact of cash flow hedges on OCI (net of tax) during the period:

	Three Months Ended		Nine Months Ended
(In millions)	9/30/05	10/1/04	9/30/05	10/1/04
Balance at beginning of the period	$0.4	$—	$—	$—
Net loss on cash flow hedges	(0.1)	—	0.7	—
Reclassification to operating expense	(0.3)	—	(0.7)	—
Balance at end of the period	$—	$—	$—	$—

We also manage the foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts.  We recognize changes in the fair value of these derivatives in the Other expense, net caption in our Condensed Consolidated Statements of Operations to substantially offset the remeasurement gains and losses associated with the foreign currency denominated assets and liabilities.

11. Income Taxes

For the third quarter of 2005, we recorded a tax expense of $23.6 million.   Our tax expense for the quarter includes $15.4 million associated with the decision to repatriate $600.0 million of foreign earnings in accordance with the American Jobs Creation Act of 2004.

For the third quarter of 2005, we recorded a tax expense of $23.6 million.   Our tax expense for the quarter includes $15.4 million associated with the decision to repatriate $600.0 million of foreign earnings in accordance with the American Jobs Creation Act of 2004.  Excluding the one-time provision impact associated with our repatriation in the fourth quarter, we recorded a tax expense of $8.1 million compared with a tax expense of $3.7 million in the third quarter of 2004.

Overall, our tax expense continues to be affected by changes in the mix of income from domestic and foreign sources.   In addition, our consolidated tax expense reflects a favorable impact on domestic tax expense from the reversal of a portion of our valuation allowance on domestic deferred tax assets.  At September 30, 2005, the valuation allowance was $35.4 million, reflecting reductions resulting from the reversal of a portion of valuation allowance on domestic tax assets, and increases related to additional deferred tax assets recorded in accounting for the purchase of AFC and adjustments related to our 2004 domestic tax liability.  We expect to reverse additional portions of our valuation allowance to the extent we continue to experience profitable results.  In addition, when we have achieved a sufficient history of profitability as determined under the rules of SFAS 109, we will reverse all or most of the valuation allowance remaining at that time. During the fourth quarter we will review our recent profitability in light of the rules of SFAS 109 and determine if sufficient evidence exists to conclude that it is more likely than not that our domestic deferred tax assets will be realized in future periods.  If we reach such a conclusion, then we will reverse the appropriate additional amount of our remaining valuation allowance.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Introduction and Overview of Business

Tellabs designs, develops, deploys and supports telecommunication networking products around the world. Our product portfolio includes solutions for wireline and wireless transport, access networking, broadband data, optical transport and voice quality enhancement.

We generate revenue principally through the sale of telecommunication products, both as stand-alone products and as elements of integrated systems, to many of the world’s largest telecommunications service providers. In addition, we generate revenue by providing installation and professional services related primarily to our own products and systems.  Our revenue is generated through our global sales channels supported by our global operations and customer service organizations.

Within North America we derive the majority of our product revenue from transport products, principally digital cross-connect systems that manage and route network traffic and combine, consolidate and segregate signals to maximize efficiency; and access products that support the delivery of voice, data and video services to residential and commercial consumers over copper wire and fiber optic cable. Demand for transport products is sensitive to end-user demand for wireline and wireless services, bandwidth, industry capacity utilization, service provider capital expenditure budgets and competing technologies. Demand for access products is driven by consumer demand for voice, data and video services and the competition among traditional telecommunications companies and cable service operators to be the sole source provider of voice, data and video services (referred to as the “triple play”). According to industry analysts, Tellabs has a market-leading position in the U.S. bandwidth management and access markets.

Outside North America, we earn the majority of our product revenue from managed access and transport systems that control the flow of voice and data across communications networks. Demand comes primarily from business services for voice and high-speed data, and network transport services for wireless communications. Demand for these products is sensitive to end-user demand for bandwidth, industry capacity utilization, service provider capital expenditure budgets and competing technologies.

Globally, we earn services revenue from network construction, support agreements and other professional services. Network construction revenue, which constitues more than half of services revenue, arises primarily from sales of our transport products in North America and tends to lag product sales by approximately one fiscal quarter. Revenue from support agreements arises primarily from sales of our managed access and transport systems, with approximately half coming from outside of North America. Other professional services offered by the company include network deployment, traffic management and training.

The markets for our products have undergone dynamic change over the last few years. Beginning in 2001, carrier overcapacity, a softening economy and other factors caused our customers to reduce their capital spending significantly. The impact on Tellabs was a dramatic decline in revenue for each of the years 2001 through 2003 with year-over-year growth returning in 2004. In addition, we were faced with excess manufacturing capacity, excess inventories and a cost structure that could not be supported by our smaller revenue base. We responded by closing manufacturing facilities, reducing global headcount, consolidating office space, exiting certain product lines and instituting cost controls across the organization. We also reviewed our product portfolio and cut back or stopped development efforts on some products. In addition, at the end of 2003, we moved to outsource the majority of our remaining manufacturing operations to third-party electronics manufacturing services providers to take advantage of their greater purchasing power and other efficiencies. These actions caused us to record material charges in 2001 through 2005 for excess and obsolete inventory and excess purchase commitments, severance costs, facilities shutdown costs, including accelerated depreciation on certain manufacturing and office building and equipment due to shortened useful lives, and various contractual obligations. We also recorded charges for other impaired and surplus assets.

Market stability began in 2003 and continued in 2004 and 2005 as carriers invested in their networks at levels at or above 2003. This stability enabled us to post year-over-year revenue growth in 2004 for the first time since fiscal 2000. Growing demand for wireless services, including third-generation (3G) services drove capital investments by both wireless and wireline carriers and helped drive sales of our transport and managed access products.

Fiscal 2005 began with and continues to have broad-based revenue growth.  We have benefited from increasing wireless and data traffic by selectively enhancing our transport and managed access products with new features. In addition, we are addressing new, evolving growth opportunities with our broadband data networking and access products.  For the remainder of 2005, we will continue to focus on maximizing the synergies from our integration of AFC and will continue to review our spending, asset utilization and product development roadmap opportunities to optimize revenue, improve asset utilization and contain spending.

RESULTS OF OPERATIONS

For the third quarter of 2005, our revenue grew by 63% to $463.9 million and year-to-date revenue increased 60% to $1,362.0 million compared with 2004.  Revenue from access products grew for the third straight quarter of 2005.  We also saw improvement in most other product categories, driven by continued demand from both wireless and wireline customers.  On a geographic basis, North America revenue was 76.8% and 75.0% of total revenue in the third quarter and year-to-date period, respectively, in 2005 compared with 66.0% and 67.1% for the comparable periods in 2004.  We continued to control our operating expenses, which declined as a percentage of revenue in both the quarter and year-to-date periods. Lower gross margins were due primarily to the addition of the access products, which have gross margins below our average. In the third quarter, we recorded a one-time tax expense of $15.4 million related to our decision to repatriate $600 million of cash held outside the United States. We earned $41.9 million or $0.09 per share in the third quarter of 2005, compared with $45.9 million or $0.11 per share in the third quarter of 2004. Net earnings year to date were $83.7 million or $0.18 per share, compared with $108.9 million or $0.26 per share in the same period of 2004.

Revenue

	Third Quarter			Year-to-Date
	2005	2004	Change	2005	2004	Change
Transport	$151.1	$139.8	8%	$467.9	$440.6	6%
Access	165.7	—	N/M	437.0	—	N/M
Managed Access	84.3	73.0	15%	273.8	218.8	25%
Voice Quality Enhancement	5.0	18.4	(73)%	30.9	61.7	(50)%
Broadband Data	14.0	8.5	65%	29.1	14.2	105%
Services	43.8	44.6	(2)%	123.3	117.1	5%
Total	$463.9	$284.3	63%	$1,362.0	$852.4	60%

North America	$356.1	$187.5	90%	$1,022.1	$572.3	79%
International	$107.8	$96.8	11%	$339.9	$280.1	21%

Transport revenue for the third-quarter and year-to-date periods of 2005 increased 8% and 6%, respectively, over the comparable periods of 2004.  Shipments to our North American wireless customers accounted for approximately 52% of all transport product revenue compared with 48% in the third quarter of last year.  Approximately 20% of third-quarter revenue from wideband cross connect products, which constitutes the majority of transport revenue, came from new systems, system expansions and software upgrades, which we believe indicates that our customers continue to invest in this platform. The remaining 80% consisted of port-card equipment growth on installed base and compares with approximately 82% in the third quarter of 2004.  We shipped approximately 1.7 million T-1 equivalents during the third quarter of 2005 compared with 1.4 million T-1 equivalents in the third quarter of 2004.

Revenue from access products reached $165.7 million and $437.0 million for the quarter and year-to-date periods, respectively, in 2005.  Approximately half of access products third-quarter revenue was related to fiber-to-the-premises and fiber-to-the-curb deployments, with most of the balance coming from copper-based access solutions.

Revenue from managed access products increased 15% and 25% for the third quarter and first nine months of 2005, respectively, over the comparable periods in 2004.  The increases were due primarily to strength in sales of our managed transport systems and managed access systems driven by 3G wireless network build-outs and Ethernet-over-SDH applications.

Revenue from voice quality enhancement (VQE) products declined to $5.0 million from $18.4 million in the third quarter of 2004, and to $30.9 million from $61.7 million in the first nine months of 2004.  Across the industry, VQE is migrating from a technology that is sold as stand-alone products to a technology that is integrated into transport, switching and other platforms. In fact, we have integrated voice quality capability into our 5500 wideband cross connect platform. Because of this migration, we expect that shipments of stand-alone VQE products will decline to a level that is not material to our results of operations.   As this transition continues, it is likely we will include all VQE revenue in the transport product category beginning next year.

Broadband data revenue increased to $14.0 million during the third quarter compared with $8.5 million in the third quarter of 2004, and increased to $29.1 million on a year-to-date basis from $14.2 million in the comparable period in 2004.  We continued to gain traction with our broadband data platform as we continued to add customers, including expanding into wireless and cable operations.  We recognized revenue from five new customers during the quarter and our customer base has expanded to include wireless carriers and cable operators. Overall, we are currently in 13 live networks versus four at this time last year.

Revenue from services in the third quarter was essentially flat compared to the third quarter of 2004.  Year to date, services revenue was up 5% compared with 2004, principally related to higher revenue from support agreements.

Gross Margin

	Third Quarter			Year-to-Date
	2005	2004	Change	2005	2004	Change
Consolidated Margin	46.9%	53.9%	(7.0)%	44.6%	56.1%	(11.5)%
Products Margin	49.3%	56.4%	(7.1)%	46.3%	59.5%	(13.2)%
Services Margin	24.0%	40.4%	(16.4)%	26.9%	35.2%	(8.3)%

Consolidated margin

When we acquired AFC in the fourth quarter of 2004, its access products and related services had average gross margins that were substantially below the average for Tellabs products and services. Although each product in the access category has a margin below Tellabs average margin, one component, the 610x ONT (optical networking terminal for FTTP applications), has a cost that is substantially in excess of its selling price. However, beginning in the current quarter, a portion of our ONT revenue came from shipments of a new version of the ONT, the 611 ONT, which has a cost that is much closer to breakeven.

Gross margin on access products pulled down our third-quarter consolidated margin by about 7.9 percentage points and lower margins from services caused an additional decline of about 2.6 percentage points. Their combined impact was partially offset, however, by higher margins on other Tellabs products due to changes in product and customer mix. For the year-to-date period, lower margins on access products accounted for about 10.2 percentage points of the year-over-year decline, while the balance was due primarily to lower margins on services.

Product margin

Product margins in the third quarter of 2005 declined by 7.1 percentage points compared with the third quarter of 2004. The decline was due to the inclusion of access products (10.8 percentage points) primarily offset by a more favorable product and customer mix on other Tellabs products (3.8 percentage points).

Product margins declined in the year-to-date period by 13.2 percentage points compared with 2004. Substantially all of the change was due to the inclusion of access products as previously described.

Services margin

The addition of access-product related services in 2005 reduced services gross margin in each of the third quarter and year-to-date periods compared with 2004 by approximately five percentage points.  The majority of the balance of the decline in the third quarter was due to the impact of lower revenue from construction services (excluding access services revenue) and a write-down of inventory.

Operating Expenses

	Third Quarter			Year-to-Date
	2005	2004	Change	2005	2004	Change
Total Operating Expenses	$159.8	$120.2	$39.6	$502.4	$380.1	$122.3
Items included in the total:
Restructuring and other charges	(0.2)	(0.2)	—	14.2	14.0	0.2
Amortization of purchased intangibles	7.9	3.9	4.0	28.1	11.7	16.4
Amortization of deferred stock compensation	2.5	1.1	1.4	8.0	4.0	4.0
All other	$149.6	$115.4	$34.2	$452.1	$350.4	$101.7

Although our operating expenses increased as compared to the same periods in 2004 due to the addition of expenses from the acquisitions of AFC and Vinci, our focus on spending control enabled us to reduce operating expenses as a percentage of revenue.

The increase in the amortization of purchased intangibles and deferred stock compensation is primarily due to the acquisitions of AFC and Vinci Systems, both in the fourth quarter of 2004.

Other Income

	Third Quarter			Year-to-Date
	2005	2004	Change	2005	2004	Change
Interest income, net	$6.8	$7.4	$(0.6)	$18.9	$19.6	$(0.7)
Other income (expense), net	0.8	1.9	(1.1)	(3.6)	(0.1)	(3.5)
Total	$7.6	$9.3	$(1.7)	$15.3	$19.5	$(4.2)

Other income for the quarter and year-to-date periods includes $1.8 million of losses from the sale of short-term investments held outside the United States, related to the repatriation of cash planned for the fourth quarter.

Income Taxes

The American Jobs Creation Act of 2004 (AJCA) creates a one-time incentive for U.S. corporations to repatriate foreign earnings by providing an 85% dividends received deduction with respect to qualifying dividends.  In the third quarter, we recorded an income tax expense of $15.4 million associated with our decision to repatriate approximately $600 million under the AJCA.  We completed this repatriation in the fourth quarter using existing foreign cash balances.  We intend to continue to reinvest unrepatriated foreign earnings outside the United States for the foreseeable future and therefore have not recognized any U.S. tax expense on those earnings.

For the third quarter and first nine months of 2005, we recorded a tax expense of $23.6 million and $36.0 million, respectively, compared with a tax benefit of $3.7 million and a tax expense of $8.9 million in the third quarter and first nine months, respectively, of 2004.  The increase in our tax provision compared with 2004 is substantially the result of the tax associated with our repatriation, and an increase in our non-U.S. earnings.  In addition, the third quarter of 2004 included a tax benefit related to resolving an IRS audit.  Our effective tax rates for the third quarter and first nine months of 2005 were 36.0% and 30.1%, respectively, compared with a tax benefit of 8.8% and tax expense of 7.6% for the third quarter and first nine months of 2004, respectively.

Overall, our tax expense continues to be affected by changes in the mix of income from domestic and foreign sources.   In addition, our consolidated tax expense reflects a favorable impact on domestic tax expense from the reversal of a portion of our valuation allowance on domestic deferred tax assets.  At September 30, 2005, the valuation allowance was $35.4 million, reflecting reductions resulting from the reversal of a portion of valuation allowance on domestic tax assets, and increases related to additional deferred tax assets recorded in accounting for the purchase of AFC and adjustments related to our 2004 domestic tax liability.  We expect to reverse additional portions of our valuation allowance to the extent we continue to experience profitable results.  In addition, when we have achieved a sufficient history of profitability as determined under the rules of SFAS 109, we will reverse all or most of the valuation allowance remaining at that time. During the fourth quarter we will review our recent profitability in light of the rules of SFAS 109 and determine if sufficient evidence exists to conclude that it is more likely than not that our domestic deferred tax assets will be realized in future periods.  If we reach such a conclusion, then we will reverse the appropriate additional amount of our remaining valuation allowance.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained our cash, cash equivalents and marketable securities of $1,088.3 million, which increased by approximately $41.0 million during the quarter and decreased $27.9 million since year-end.  The increase in the third quarter was driven by cash from operating activities, while the year-to-date decrease reflects $157.5 million used to repurchase 20.8 million shares under our previously discussed stock repurchase program.  This program allows us to repurchase up to $300.0 million in shares of our common stock.  During the third quarter of 2005, we repurchased $24.9 million or 2.7 million shares of our common stock.

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

Our current policy is to retain our earnings to provide funds to enhance stockholder value by expanding our business, repurchasing our common stock and for operating activities.  We do not anticipate paying a cash dividend in the foreseeable future.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no material changes in our critical accounting policies during the quarter.

Outlook

We expect continued demand in the fourth quarter of 2005 from sales of our products to wireless and wireline customers worldwide.  For the foreseeable future, wireless carriers will remain an important part of our business as they continue building out their networks to support increased minutes of use and deliver new data-oriented services.  We continue, however, to have limited long-term visibility to the amount and timing of carrier spending and the impact of future industry consolidation as it relates to demand for our products and services.  For the fourth quarter of 2005, we expect revenue to increase in a range between five percent and seven percent, with some potential for upside, as compared with the third quarter of 2005.  Gross margin in the fourth quarter of 2005 is expected to be at about the same levels as the third quarter of 2005, depending on product and customer mix.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “intend,” “likely,” “will,” “would,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunication service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product and end user demand, and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; margin impact of lower cost competitors entering our markets; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; availability and terms of future acquisitions; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions and restructurings; the ability to successfully integrate new businesses and technologies; various risks associated with our acquisitions of other companies and the impact on our business; and other risks and future factors that may be detailed from time to time in our filings with the SEC. For a further description of such risks and future factors, see Exhibit 99.1 to Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 15, 2005.  Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward-looking statements in determining whether to buy, sell or hold any of our securities. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change to our market risks during the quarter.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes during the period covered by this Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price of Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Plan
				(In Millions)

1/1/05 through 2/4/05	—	$—	—	$300.0
2/5/05 through 3/4/05	16,455,000	$7.21	16,455,000	$181.3
3/5/05 through 4/1/05	—	$—	—	$181.3
4/2/05 through 5/6/05	—	$—	—	$181.3
5/7/05 through 6/3/05	1,702,413	$8.16	1,702,413	$167.4
6/4/05 through 7/1/05	—	$—	—	$167.4
7/2/05 through 8/5/05	502,540	$9.73	502,540	$162.5
8/6/05 through 9/2/05	2,177,899	$9.17	2,177,899	$142.5
9/3/05 through 9/30/05	—	$—	—
Total	20,837,852	$7.56	20,837,852

On February 2, 2005, the company announced that its Board of Directors authorized the purchase of up to $300.0 million in shares of our outstanding common stock, with no expiration date to the authorization. We may make purchases of common shares from time-to-time on the open market or in private transactions and will record them as treasury stock. As of September 30, 2005, we have purchased $157.5 million (approximately 20.8 million shares) of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

None

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

November 9, 2005
(Date)