Form 10-K
period 2005-12-30
TELLABS INC
filed 2006-03-14
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common stock, $0.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer☒	Accelerated Filer☐	Non-Accelerated Filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed as of July 1, 2005 was $3,835,000,000. (Solely for the purpose of calculating the preceding amount, all directors and executive officers of the Registrant are deemed to be affiliates.)

As of February 27, 2006, there were 450,392,827 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 30, 2005, are incorporated by reference into Parts I, II and III, and portions of the Registrant’s Proxy Statement dated March 20, 2006, are incorporated by reference into Part III.

TELLABS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 30, 2005

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	4-12
Item 1A.	Risk Factors	12-18
Item 1B	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	18-19
Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	20
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	20-23
Item 8.	Financial Statements and Supplementary Data	23
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23
Item 9A.	Controls and Procedures	23
Item 9B.	Other Information	23

PART III

Item 10.	Directors and Executive Officers of the Registrant	23
Item 11.	Executive Compensation	23
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23
Item 13.	Certain Relationships and Related Transactions	24
Item 14.	Principal Accountant Fees and Services	24

PART IV

Item 15.	Exhibits and Financial Statement Schedules	24-26

	Signatures	27-28
	Schedule II – Valuation and Qualifying Accounts and Reserves	29
	Exhibit Index	30
	Annual Report to Shareholders
	List of Subsidiaries
	Consent of Independent Registered Public Accounting Firm
	Section 302 Certification of CEO
	Section 302 Certification of CFO
	Section 906 Certification of CEO
	Section 906 Certification of CFO

PART I

ITEM I. BUSINESS

We define the industry and technical terms used in this Form 10-K in the Glossary, which appears at the end of Item 1.

Tellabs, Inc., was incorporated in 1975 as an Illinois corporation and was converted to a Delaware corporation in 1992. We design and market equipment to providers of telecommunications services worldwide. We also provide installation and professional services that support our product offerings.

Our products and services provide solutions to deliver wireline services, wireless services and broadband data networking for business and residential customers and bundled voice, video and high-speed Internet/data services. We sell our products in the domestic and international marketplaces, under the Tellabs name and trademarks, through our global field sales force, partners and distributors. Our customer base includes incumbent local exchange carriers (ILECs) such as the regional Bell operating companies (RBOCs), wireless service operators, post telephone and telegraph administrations (PTTs), independent operating companies (IOCs), original equipment manufacturers (OEMs), cable and multiple system operators (MSOs), competitive local exchange carriers (CLECs), system integrators and alternate service providers.

The markets for our products have undergone dynamic change over the last few years. Following years of unprecedented growth in our industry, the demand for telecommunications equipment began a precipitous decline in early 2001. Deregulation spawned hundreds of new competitive service providers, overcrowding the market. Expectations of unrelenting growth had pushed capital spending by telecommunications service providers to unsustainable levels. The result was industry overcapacity, excessive debt loads that led to a number of bankruptcies, restructurings and aggressive spending reductions by most of our customers. As a consequence, we experienced a significant revenue decline from 2001 through 2003, and we incurred a net loss in each of those years. Some stability appeared in 2003 and continued into 2005, fueled significantly by growing demand for mobile services and the developing market for residential voice, data and video services over fiber-optic facilities.

As market conditions deteriorated, we took actions to match capacity and expenses with demand to restore profitability and renew growth. We closed portions of our manufacturing facilities in each of 2001 and 2002, and we reduced our workforce by more than half from 2001 to 2003. With fewer employees we vacated a significant portion of the office space that we leased and owned in the United States, and we consolidated the majority of our U.S.-based workforce into our headquarters facility in Naperville, Illinois. We also reviewed our product portfolio and cut back or stopped development efforts on some products. At the end of 2003, we outsourced the majority of our remaining manufacturing operations to contract manufacturers.

As market conditions improved in 2003, Tellabs set a three-part strategy to achieve sustainable and profitable long-term growth: energize our transport business, establish (then expand) a presence in data and expand into adjacent markets. We made steady progress on these strategies in 2003, 2004 and 2005.

In June 2003, we acquired Vivace Networks, Inc., a developer of flexible, high performance multiservice routers. This acquisition brought us two complementary data networking products that enabled us to expand into the global service provider multiservice router market. We expect the market for these products will take time to develop as our customers determine optimal network configurations and the potential role for our products in their networks.

In February 2004, our board of directors appointed Krish Prabhu as CEO, president and director of Tellabs. Mr. Prabhu is a seasoned executive whose 24 years of telecommunications experience includes roles as chief operating officer of Alcatel Telecom and CEO of Alcatel USA. Michael Birck continues to serve as Tellabs Chairman.

In November 2004, we expanded into adjacent markets by acquiring Advanced Fibre Communications (AFC), a leading supplier of access products in North America. We believe this acquisition gave us a strong position in the developing market for delivering residential voice, data and video services over fiber-optic facilities. In addition, in December 2004, we acquired Vinci Systems (Vinci), a privately held developer of optical network terminals (ONTs) for Fiber to the Premises (FTTP). This acquisition accelerated our ability to deliver cost-reduced and feature-enhanced components of the FTTP solution we acquired with AFC.

In 2006, we expect capital spending by our customers to increase in North America and to be stable internationally. We believe that wireless operators globally will continue to build out next-generation networks to deliver new, data-oriented services. In North America, we expect the ILECs to upgrade the access portion of their networks with fiber technology to deliver broadband services to their customers. We also expect that customers will begin to accelerate spending on broadband data infrastructure equipment globally. We have products either currently available or in development to take advantage of these opportunities.

During 2004 we recategorized our product offerings into four areas to better reflect our business dynamics: transport, managed access, voice-quality enhancement and broadband data. In December 2004, we added a fifth product category, access, to incorporate the products we obtained through our acquisitions of AFC and Vinci. Beginning in 2006 we will include the results of our voice-quality enhancement products within the transport category to reflect the integration of Tellabs’ voice-quality enhancement technology into our Tellabs® 5500 digital cross-connect system.

TRANSPORT SYSTEMS

Our transport systems enable service providers to manage bandwidth. Product offerings include the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 5500 NGX transport switch, the Tellabs® 6500 transport switch, and the Tellabs® 7100 optical transport system.

A digital cross-connect system is a high-speed data channel switch that connects transmission paths based on network needs, rather than call-by-call. Digital cross-connect systems manage and route network traffic and combine, consolidate and segregate signals to maximize efficiency. They also provide a centralized point of control for network performance monitoring and testing, as well as converting different signal formats. Telecommunications managers utilize digital cross-connect systems to generate revenue and to reduce cycle time while minimizing capital and operating expenses. Key applications include centralized and remote testing of transmission facilities, grooming of voice, data and video signals, automated provisioning of new services and restoration of failed facilities. The Tellabs® 5000 systems operate under software control and typically are used to build and control the narrowband and wideband transmission infrastructure of telecommunication service providers. They have evolved to integrate voice quality enhancement as well as Ethernet transmission. These systems augment the ability of service providers to provide current, emerging and future wireline and wireless services to business and residential customers, given the ubiquity of the Tellabs® 5000 systems’ presence in the network as well as the continued importance of the narrowband and wideband transport layers.

Our digital cross-connect systems vary in switching rate and facility interface speed. Our flagship Tellabs® 5500 digital cross-connect system is one of the industry’s highest capacity wideband (T1-speed granularity) digital cross-connects. The system efficiently grooms voice and data traffic over a SONET-based network. With its scalability and carrier-class architecture, the Tellabs® 5500 system helps service providers reduce equipment and maintenance costs while maximizing network profitability. In 2005, we added narrowband grooming, Ethernet transport capabilities and integrated voice-quality enhancement technology from the Tellabs® 3000 voice-quality enhancement system to the Tellabs® 5500 systems.

The Tellabs® 5500 NGX transport switch is designed for use in optical networks. The Tellabs® 5500 NGX switch increases network utilization efficiency by integrating cross-connect technology, add-drop multiplexing (ADM) and data switching.

The Tellabs® 6500 transport switch is a broadband transport platform that performs ADM and cross-connections at higher speeds than the Tellabs®5500 system. The Tellabs® 6500 switch’s redundant, carrier-class architecture ensures reliability during operation and service continuity during system expansion.

The Tellabs® 7100 optical transport system is designed for use in the metro optical networking market. It enables service providers to deliver high-speed wavelength services and helps alleviate bandwidth bottlenecks. The system uses dense wavelength-division multiplexing (DWDM) technology to increase the capacity of a network. DWDM is the process of increasing the amount of traffic a single fiber can carry by carrying simultaneous data streams over different wavelengths or colors of light. The Tellabs® 7100 system uses DWDM to increase an individual fiber’s capacity up to 44 times and enables end-to-end fiber and light-path management. In 2005 we added tunable lasers and reconfigurable optical add/drop multiplexing (ROADM) to the Tellabs® 7100 system. This added functionality enables the Tellabs® 7100 system to dynamically provision wavelengths for use in high-speed optical backbone networks that, for example, can deliver high-speed Ethernet connections for business customers or voice, data and video services to consumers.

Transport products accounted for approximately 34% of revenue in 2005, 48% in 2004 and 43% in 2003.

ACCESS PRODUCTS

Tellabs’ access portfolio includes the Tellabs® 1000 multi-service access series, the Tellabs® 1100 multi-service access series, and the Tellabs® 1600 ONT series. These products enable service providers to deliver the “triple play” of bundled voice, video and high-speed Internet/data services over fiber-based networks. The Tellabs® 1000 series can be configured as a digital loop carrier (DLC), a digital subscriber loop access multiplexer (DSLAM), or a passive optical network (PON)-based Fiber-to-the-Premises (FTTP) solution. The Tellabs® 1100 series can be configured as a DLC or a remote DSLAM in a Fiber-to-the-Curb (FTTC) architecture. Finally, the Tellabs® 1600 series consists of remote terminal devices located at the premises in the FTTP architecture. These devices are used in conjunction with the Tellabs® 1000 PON-based FTTP solution.

Access products accounted for 33% of revenue in 2005. In 2004, these products were included in our results of operations beginning in December 2004, and accounted for approximately 4% of revenue.

MANAGED ACCESS SYSTEMS

Our managed access systems category includes the Tellabs® 8100 managed access system, the Tellabs® 6300 managed transport systems, and the Tellabs® 2300 cable telephony distribution system. The Tellabs® 8100 and 6300 systems accommodate European Telecommunications Standards Institute (ETSI) interface standards not generally used in North America. The Tellabs® 2300 product can be used anywhere in the world.

The Tellabs® 8100 system is designed for the connectivity services segment of the overall Europe, Middle East, Africa, Asia Pacific and Latin America business services market, which includes business-class Internet connectivity and managed data networks for enterprises and service providers. The Tellabs® 8100 system also is a leading mobile transmission system, used primarily for cell-site aggregation and backhaul. Additionally, the Tellabs® 8000 network manager provides full-featured network management and real-time control over the Tellabs® 8100, Tellabs® 8600 and Tellabs® 6300 network elements.

The Tellabs® 6300 series of managed transport systems serve wireline and wireless operators in Europe, Middle East, Africa, Asia Pacific and Latin America. In addition, the Tellabs® 6300 series provides SDH capacity extensions to embedded Tellabs® 8100 networks, facilitated by fully integrated management capabilities.

The Tellabs® 2300 cable telephony distribution system is a multiple services delivery system that enables cable television providers, alternate access carriers and competitive access providers to build flexible communication networks that support the integrated delivery of video and circuit-switched voice and data services.

Managed access systems products accounted for approximately 19% of revenue in 2005, 27% in 2004 and 34% in 2003.

BROADBAND DATA SYSTEMS

The Tellabs® 8800 multi-service router (MSR) series enables service providers to leverage existing infrastructure to seamlessly and cost-effectively integrate Frame Relay, ATM, Ethernet and IP data networks onto a converged MPLS infrastructure. These capabilities afford operators the ability to leverage their existing services while enabling new ones, and to have full service interoperability while honoring the specific service demands of each individual customer. The series includes the Tellabs® 8820, the Tellabs® 8830, the Tellabs® 8840 and Tellabs® 8860 MSRs, which are unique in their ability to route IP traffic, switch Ethernet packets and perform ATM/Frame Relay.

The Tellabs® 8600 managed edge system is an IP/MPLS-based platform that includes advanced service management tools. It is optimized for use as an aggregation platform for next-generation wireless services and holds particular advantages for existing Tellabs® 8100 and Tellabs® 6300 system users, given its full management integration with these platforms under the Tellabs® 8000 network management system.

Broadband data systems products accounted for approximately 3% of revenue in 2005 and 1% of revenue in both 2004 and 2003.

VOICE-QUALITY ENHANCEMENT PRODUCTS

Our voice-quality enhancement systems consist primarily of the Tellabs® 3000 family of broadband and narrowband echo cancellers and Tellabs voice-quality enhancement solutions. These products enable service providers to improve voice quality in wireless, long distance and private communications networks. The Tellabs® 3000 series of echo cancellers operates in a variety of network environments to ensure that a subscriber’s phone call is echo-free and without other voice impairments. Wireless operators have directly attributed revenue accretion to this higher quality service. It also holds promise for more advanced services like Voice over Internet Protocol (VoIP).

In addition to standalone echo-canceller systems, Tellabs provides integrated echo-cancellation and voice quality-enhancement products to manufacturers of telecommunications products worldwide, who integrate these solutions into third-party systems such as voice switches. In 2005 Tellabs began to integrate its voice-quality enhancement technology into the Tellabs® 5500 system. To reflect this shift from standalone to integrated voice-quality enhancement, Tellabs will include its voice-quality enhancement results within the transport product category beginning in 2006. More than 300 customers in 70 countries rely on Tellabs echo-canceller and VQE solutions. Voice-quality enhancement products accounted for approximately 2% of revenue in 2005 and 7% of revenue in 2004 and 2003.

SERVICES

Tellabs generates revenue from the services and solutions that support its product portfolio. The global services organization provides customers with high-quality technical and administrative product support. This group focuses on meeting the expanding needs of our global customer base with a wide range of services, such as network deployment, traffic management, support services, professional services and training.

Tellabs’ network deployment services enable our specialists to be a single point of contact for customers, focusing on program management, engineering, material procurement, installation labor and supervision, and acceptance testing.

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

Our professional services group offers a variety of tailored programs to meet all phases of a network life cycle including operations integration services, highly customizable solutions designed for specific customer needs that enhance the overall effectiveness of operations, and management systems integration services, which help network service providers improve their operations by extending the capability and performance of our network management systems.

We provide warranties for all of our products.  The specific terms and conditions of those warranties vary depending upon the product sold.  We provide a basic limited warranty, including parts and labor, for all products other than access products for a period generally ranging from 90 days to 5 years.  The basic limited warranty for access products covers parts and labor for periods generally ranging from 2 to 6 years.

Our services group offers a variety of professional and consultative services, including program management, network planning and enhanced product support. These innovative service offerings are designed to augment our basic services and provide value-added benefits to our customers.

Services accounted for approximately 9% of revenue in 2005, 13% in 2004 and 15% in 2003.

COMPETITION

We sell our products and services in global markets where competition is intense and is based on the following key factors: price, performance, product features, delivery, reliability, breadth of product line, relationships with customers and responsiveness to their needs, customer-oriented planning and emerging technology from new entrants.

Tellabs’ competition comes primarily from telecommunications and data networking infrastructure vendors that include a small number of large and vertically integrated companies with substantially greater technical resources, sales and marketing capacities, and established relationships with incumbent service providers. Tellabs’ competition also includes several smaller and early-stage companies that compete directly or indirectly with our offerings or that are developing and deploying advanced technology that could offer advantages over our solutions.

SALES ORGANIZATION

Our global sales group includes direct sales personnel and sales support personnel located throughout the United States, Canada, Latin America, Europe, the Middle East, Africa and Asia Pacific. Our North America sales organization

(United States and Canada) is structured by customer segment (e.g., ILECs, wireless). Our international sales organizations are structured to support activities on a regional basis: Latin America, EMEA (Europe, Middle East and Africa) and Asia Pacific.

We generate revenue through our direct sales organization and selected distributors. We have arrangements with a number of distributors of telecommunications equipment, both in North America and internationally, some of whom maintain inventories of our products to facilitate prompt delivery. These distributors provide information on our products through their catalogs and through trade-show demonstrations. Our field sales force also provides technical support to our distributors. Revenue generated through our direct sales organizations and selected distributors in 2005 was as follows:

	Direct Sales	Distributors
North America	97%	3%
International	54%	46%
Consolidated	87%	13%

CUSTOMERS

Revenue from customers within North America was approximately 75% of consolidated revenue in 2005, 66% in 2004 and 61% in 2003. Revenue from international customers was approximately 25% of consolidated revenue in 2005, 34% in 2004 and 39% in 2003. The largest single customer group is the RBOCs, which includes Verizon, BellSouth, and SBC (now AT&T). Revenue from RBOCs was approximately 35% of consolidated revenue in 2005, 22% in 2004 and 22% in 2003.

Revenue from Verizon (including Verizon Wireless) was 24% of consolidated revenue in 2005, 27% in 2004 and 21% in 2003. In 2005, revenue from BellSouth was 16% of consolidated revenue. No other customer in 2005, 2004 or 2003 accounted for more than 10% of consolidated revenue.

BACKLOG

Total product and service backlog was approximately $354 million at December 30, 2005, and approximately $301 million at December 31, 2004. We expect to ship the entire December 30, 2005, backlog in 2006. We consider backlog to be an indicator, but not the sole predictor, of future revenue.

RESEARCH AND DEVELOPMENT

Tellabs believes that the enhancement of existing products and the development of new products are vital to our long-term success. As of December 30, 2005, research and development employees totaled 1,512, representing approximately 42% of our total workforce. We conduct research and development at several facilities around the world. In addition to our internal efforts to develop new products, we undertake research and development-oriented acquisitions and product-oriented alliances to provide access to technology that is important to the future of our customers. Research and development expenses were $344.0 million in 2005, $250.3 million in 2004 and $286.1 million in 2003.

MANUFACTURING

We have outsourced our printed circuit board assembly manufacturing operations to contract manufacturers. We outsourced our printed circuit board assembly manufacturing operations in North America in the fourth quarter of 2003. We outsourced our international printed circuit board assembly manufacturing operations in January 2004. We are active in the order, configuration, and system assembly operations for our products. We currently have four sites where this activity is performed.

We handle and dispose of any hazardous waste material from our manufacturing activities in compliance with all Federal, State and local provisions. The cost of complying with environmental regulations has not had a material impact on capital expenditures, earnings or our competitive position.

Our products contain components that generally are available from multiple suppliers, as well as components of proprietary design that currently are sourced from a single supplier. In some cases, long lead times would be required to develop alternative sources for proprietary components. If supplies of components become limited, which has occurred on occasion in the past, or if a supplier of a proprietary component is unable to meet Tellabs’ requirements, the resulting shortages could result in production delays that may adversely affect our business.

EMPLOYEES

At December 30, 2005, we had 3,609 employees. Approximately 1,253 individuals were employed in the sales, sales support, customer service and marketing areas; 1,512 in research and product development; and 844 in support activities. We consider our employee relations to be good. We are not a party to collective bargaining agreements.

INTELLECTUAL PROPERTY

We have various trade and service marks, both registered and unregistered, in the United States and in numerous foreign countries (collectively, “Marks”). All of these Marks are important because they differentiate our products and services within the industry through brand-name recognition. We are not aware of any factor that would affect our ability to use any of our major Marks.

We believe that our patents and other intellectual property rights are important to our business and we currently hold U.S. and foreign patents. We have developed certain proprietary hardware designs, software programs and other works in which we own various intellectual property rights, including rights under copyright and trade secret laws.

Through various licensing arrangements we grant certain rights to our intellectual property and receive certain rights to intellectual property of others. We expect to maintain current licensing arrangements and to secure licensing arrangements in the future, as needed and to the extent available on reasonable terms and conditions, to support continued development and marketing of our products. Some of these licensing arrangements require or may require the payment of royalties. The amount of these payments may depend upon various factors, including but not limited to: the structure of royalty payments, offsetting considerations, if any, and the degree of use of the licensed technology in any of our products or otherwise.

BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

We manage our business in one segment. Information on our revenue by product group, revenue by country and net long-lived assets by country for the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004, is set forth in the footnotes to our consolidated financial statements in our 2005 Annual Report, included herein as Exhibit 13, and is incorporated herein by reference.

HOW TO OBTAIN OUR SEC REPORTS

We file annual, quarterly and other periodic reports, proxy statements and other information with the SEC. These filings are available to the public at the SEC’s website at www.sec.gov. No information from this web page is incorporated herein by reference.

Our website is located at www.tellabs.com. Copies of our most recent annual stockholder report and proxy statement are available directly on the SEC’s website free of charge as soon as reasonably practicable after we furnish the material to the SEC. Our website includes direct links to the SEC’s website for our annual and quarterly filings.

Copies of our annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, are available on our website free of charge. We will provide this information either electronically or in paper form free of charge upon request.

GLOSSARY OF TECHNICAL TERMS

2G Wireless — Digital wireless networks that carry voice and low-speed data.

2.5G Wireless — Software and hardware overlays on a 2G network that provide faster speeds and better service for voice and data.

3G Wireless — Wireless networks built for digital voice and high-speed data, including video.

4G Wireless — The future generation of wireless networks, which will provide high-speed services universally.

Access — Equipment that provides a connection between service providers’ central offices and homes, businesses and other end-user locations.

ATM (Asynchronous Transfer Mode) — A high-speed, high-bandwidth transmission technology that carries data traffic in fixed-size cells.

Bandwidth — The carrying capacity of a communications channel.

Broadband — A high-bandwidth fiber optic, coaxial or hybrid line with more capacity than a voice-grade phone line (64 kilobits per second), which is capable of carrying numerous voice, data and video channels at once.

Carrier-grade Ethernet — Industry standards for Ethernet services that enable service providers to rapidly create services, smoothly scale up to speed of 10 gigabits per second, offer robust service level agreements and flexibly support various types of traffic.

Circuit — A connection between two points on a communications network.

Connectivity — Network capability that enables different devices to communicate with each other.

Data — Any network traffic other than voice phone calls. Increasingly, phone calls and video are encoded and transported as data.

Digital — Systems that transport information in the binary 1s and 0s format, like computer code, to improve clarity and quality.

Digital Cross-Connect — A specialized high-speed data channel switch that connects transmission paths based on network needs (rather than call by call). Digital cross-connects manage and reroute network traffic, and combine, consolidate and segregate signals to maximize efficiency.

DSL (Digital Subscriber Line) — A broadband, high-speed Internet connection to a home or business delivered over copper wires.

Echo Boomers — The generation born between the early 1980s and the mid-1990s, children of the Baby Boomers. There are more than 250 million Echo Boomers worldwide, who are heavy users of broadband Internet services.

Ethernet — A data network standard to connect computers, printers, workstations, terminals and servers.

FTTC, FTTN, FTTP (Fiber to the Curb, Fiber to the Node, Fiber to the Premises) — Fiber-optic cable extended directly to homes or neighborhoods to deliver broadband communications services, including voice, data and video.

Fiber-Optic Cable — High-capacity cable that transmits communications along a glass fiber using laser light.

Frame Relay — Switching interface standard that transmits bursts of data over wide-areas networks (WANs).

Gbps (gigabits per second) — A way to measure data transfer speeds across a network. A gigabit is one thousand million bits of data.

HDTV (High-Definition Television) — A standard designed to deliver sharper pictures and better-quality sound for televisions.

Internet —The world’s largest decentralized network of computers and network servers.

IP (Internet Protocol) — Rules that enable cooperating computers to share information across a network.

IPTV (Internet Protocol Television) — Technology that enables video and other entertainment services over two-way broadband networks.

Mbps (megabits per second) — A way to measure data transfer speeds across a network. A megabit is 1 million bits of data.

Metro Ethernet Forum — A non-profit organization of service providers, equipment companies and others with the mission of accelerating worldwide adoption of carrier-class Ethernet networks and services.

Mobile — Wireless communications networks that use radio frequencies rather than cables.

MSPP (Multiservice Provisioning Platform) — A system that consolidates the number of separate devices needed to provide transport, switching and routing services.

MPLS (MultiProtocol Label Switching) — A packet-switching standard that assigns levels of priority to multiple traffic types within a data stream to assure quality of service (QoS).

Multiplexing — Transmitting two or more signals over a single communications channel.

Multiservice — Handles various communications services at once, such as ATM, Ethernet and IP.

Multiservice Router — A network switch that handles both data and the real-time transmission of video and voice with high reliability and quality.

Network — A system of equipment and connections for the transmission of signals that carry voice, video and data.

ONT (Optical Network Terminal) — A device that connects a fiber-access network to a home or business to deliver voice, data and video services.

Optical Transport — Technology that transmits communications traffic in the form of laser light over fiber-optic cable.

QoS (Quality of Service) — Measurement of the integrity of traffic moving over a network. QoS is especially important for real-time transmissions such as financial transactions, voice and video.

RF (Radio Frequency) Overlay — The transmission of video over radio wavelengths, which is used in cable TV and fiber-access networks.

ROADM (Reconfigurable Optical Add/Drop Multiplexer) — A system that enables the remote configuration of any wavelength on any network element, thereby reducing the need for technicians to be dispatched.

SDH (Synchronous Digital Hierarchy) — Transport format for transmitting high-speed digital information over fiber-optic facilities outside of North America, comparable to SONET.

SLA (Service Level Agreement) — An agreement between an end-user and a service provider that establishes metrics for QoS and measures the service provided to ensure the agreement is met.

SONET (Synchronous Optical NETwork) — Transport format for sending high-speed digital signals through fiber optics in North America, comparable to SDH.

Switch — A device that establishes and routes communications paths.

T-1 — A high-speed network connection.

Transport — The process of moving voice, data or video across communications networks.

Triple-Play Services — Offering of voice, video and data from a single service provider.

VQE (Voice-Quality Enhancement) — A technique that improves sound quality by isolating and filtering out unwanted signals and sounds such as echoes and background noise.

VoD (Video on Demand) — A service that enables consumers to watch a video program when they choose to.

VoIP (Voice over Internet Protocol) — The transmission of phone calls over data or Internet links.

VPN (Virtual Private Network) —A connection that enables businesses to securely transmit their own voice, data and/or video traffic over a public network (i.e., owned by a phone company or Internet service provider) at a lower cost than a dedicated private network.

WAN (Wide Area Network) — A computer network covering a wide geographical area.

Wireless — Mobile networks that use radio frequency rather than cables.

Wireline — Networks that use cables rather than radio frequency.

ITEM 1A RISK FACTORS

Our operating results will fluctuate, which may cause volatility in our stock price.

Our operating results have varied significantly from quarter to quarter, and those results may continue to fluctuate due to a variety of factors, many of which are beyond our control. These factors include, but are not limited to:

•   changing conditions in the telecommunications market and in the U.S. and global economy;

•   the volume and timing of orders from and shipments to customers;

•   the timing of, and our ability to obtain, new customer contracts;

•   the ability to maintain solid and healthy customer relationships and favorable contract terms;

•   the timing of, and our ability to recognize revenue for, product and service sales;

•   the potential deferral of customer acceptance of new products compared to our existing products;

•   the market acceptance of new and enhanced versions of our products and services;

•   variations in the mix of products and services we sell, and the demand and market acceptance of those products and services;

•   our utilization of production capacity and employees and our ability to manufacture and ship products efficiently;

•   the availability and cost of key components;

•   the ability to obtain reliable and high quality components for our products;

•   the ability to maintain good relationships and favorable contract terms with our customers and suppliers;

•   introductions or announcements of new products by competitors;

•   changes in accounting rules, such as expensing employee stock option grants;

•   our ability to integrate and operate acquired businesses and technologies;

•   seasonality, which has often caused revenues to differ from quarter to quarter; and

•   the ability to satisfy and comply with applicable laws, rules and regulations in the various locations in which we operate our business and sell our products and services, including international locations.

Our recent operating results may not be a good predictor of our results in future periods. Our expense levels are based in part on expectations of future revenues. If revenue levels in a particular period are lower than expected, our operating results will be adversely affected. The failure to meet the expectations of the investment community may cause our stock price to decline, possibly substantially. A significant stock price decline could result in litigation, which could be costly, lengthy and divert management’s attention and resources from business operations.

The market for communications equipment products and services is rapidly changing and remains very competitive.

The market for communications network equipment, software and integration services is rapidly changing. Our success will depend in part on our ability to develop and introduce new products successfully and successfully compete with telecommunications equipment providers that have lower cost structures and therefore product and service prices, particularly those in Asia. We are not able to predict with certainty technological trends or new products in the market, something that our competitors may be able to do more accurately and rapidly than us. In addition, we are not able to predict whether our products and services will meet with market acceptance or profitability. This may lead to an inability to successfully compete, which may adversely affect our business, financial condition, operating results or prospects.

Demand for our products may decrease if we do not anticipate and adapt rapidly to changing technology and customer requirements.

Communications companies face evolving industry standards, changing market conditions and frequent new product and service introductions and enhancements. The introduction of new products using new technologies or the adoption of new industry standards can make existing products or products under development obsolete or unmarketable. To grow and remain competitive, we must adapt to these rapidly changing technologies, enhance our existing solutions and introduce new solutions to address our customers’ changing demands.

In addition, new product developments often require long-term forecasting of market trends, development and implementation of new technologies and processes, and a substantial capital commitment. We have invested, and will continue to invest, substantial resources for the development of new products. We often must make these investments before knowing if the resulting new product will meet with market acceptance or generate revenue. We are currently incurring costs and expenses in preparation for the deployment of several new broadband and transport systems, which costs will precede the generation of revenues and profits from those systems.

We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new product solutions. These new solutions and enhancements must meet the requirements of current and prospective customers and must achieve significant market acceptance. In addition, some of our customer agreements, particularly those with large customers, may contain provisions for payments that are tied to the availability of new product features.

The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. Specifically, the products and technologies that we pursue may not prove to have the market success we anticipate, and we may not successfully identify and invest in other advanced technologies. If we fail to anticipate or respond on a cost-effective and timely basis to technological developments, changes in industry standards or customer requirements, if we have any significant delays in product development or introduction, or if our products are not accepted in the market place to the extent we expect, our business, financial condition, operating results or prospects could be adversely affected.

Our new products will be early in their life cycles and will face challenges for market acceptance.

We have made and will continue to make significant investments in new products. These new products are early in their life cycles and are subject to uncertain market demand. They also may face obstacles in manufacturing and deployment and competitive response. Customers may not invest the additional capital required for initial system deployment. Additionally, as customers complete infrastructure deployments, they may require greater levels of service, support and financing than we provided in the past. There is no assurance that we can provide products, services, support and financing to effectively compete for these market opportunities.

A limited number of our customers represents a large portion of our revenues. Any decrease in revenue from these customers could have an adverse effect on our business, financial condition, operating results and prospects.

A large portion of our revenue likely will depend on sales to a limited number of customers in specific geographic areas. The largest customer groups are independent local exchange carriers (ILECs), which include BellSouth, Qwest Communications, SBC (now AT&T) and Verizon and wireless customers, which include T-Mobile, Cingular and Verizon Wireless. Sales to each of Verizon (including Verizon Wireless) and BellSouth currently constitute more than 10% of our revenue. These customers primarily operate in the United States. There is no assurance that these customers will continue to purchase products from us. If a significant existing customer merges with another company, there is no assurance that it will continue to purchase our products. The loss of one or more large existing customers or a decrease in the level of purchases from these customers could have a material adverse effect on our business, financial condition, operating results and prospects. Due to our dependence on a large portion of our revenue from a limited number of customers, our bargaining power with respect to prices and contractual terms are often limited.

Our revenues depend on the capital spending programs and financial capabilities of our customers and ultimately on the demand for new telecommunications services from end users.

Our customers are telecommunications service providers and, in the United States, include, without limitation, incumbent local exchange carriers, independent operating companies, regional Bell operating companies (RBOCs) and wireless carriers. Our ability to generate revenues will depend upon the capital spending patterns and financial capabilities of these customers, which in turn depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which our customers are affected by regulatory, economic, and business conditions in the geographic areas where they operate. Additionally, our customers typically have long implementation cycles; require a broader range of service including design services; demand that vendors take on a larger share of risks; and often require acceptance provisions, which can lead to a delay in revenue recognition. The telecommunications industry recently was affected by financial problems and reduced capital spending by carriers. These conditions adversely affected our operating results in prior fiscal years and, if these conditions return, could have a material adverse effect on our business, operating results, and financial condition. Further, there is no assurance that carriers, foreign governments or other customers will pursue infrastructure upgrades that require the products and solutions we offer. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, industry competition, regulatory obstacles, mergers, lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery. Reductions in capital expenditures by companies in the telecommunications industry could seriously harm our revenues, net income and cash flows.

We operate in a highly competitive industry.

Our products and services continue to face competitive pressures. Our success in competing with other communications equipment providers will depend primarily on the following:

•      our engineering, manufacturing and marketing skills;

•      the price, quality and reliability of our products;

•      our delivery and service capabilities;

•      our control of operating expenses and management of assets; and

•      our ability to integrate acquired businesses effectively with ours.

We also may face more intense competition in certain markets as a reaction to our larger presence. Pricing pressures could increase from current and future competitors and customers. Many current competitors have, and future competitors also may have, more engineering, manufacturing, marketing, financial and personnel resources available to them, may have better access to such resources and may be better able to attract and retain highly qualified personnel resources. Competition also may be affected by consolidation among communications equipment providers as well as entrants into the communications equipment market. As a result, other providers may respond more quickly to new or emerging technologies and changes in customer requirements. In addition, technological change, the increasing addition of Internet, data, video, voice and other services to networks, the possibility of regulatory changes and industry consolidation are likely to continue to cause rapid evolution in the competitive environment. The full scope and nature of these changes are difficult to predict. Increased competition, particularly from Asia based competitors, could lead to price cuts, reduced gross margins and loss of market share, which may adversely affect our business, operating results and financial condition.

Conditions in international markets could affect our operations.

Approximately 25% of our revenues were derived from sales outside of North American in 2005 with 34% derived from sales outside of North America in 2004. Due to the scope of our international sales and our international operations and research and development organizations, we are subject to the risks of conducting business internationally. These risks include:

•   local economic and market conditions;

•   political and economic instability;

•   reliance on third parties, who may be competitors, to sell and service our products in certain applications in certain countries;

•   unexpected changes in legislative or regulatory requirements;

•   fluctuations in currency exchange rates;

•   tariffs and other barriers and restrictions, including established relationships between government-controlled carriers and local equipment vendors;

•   longer payment cycles;

•   difficulties in enforcing intellectual property and contract rights;

•   greater difficulty in accounts receivable collection;

•   potentially adverse taxes, including any U.S. taxes imposed upon our actual or deemed repatriation of earnings of foreign subsidiaries;

•   potentially lower margins and less certainty of support for customer relationships where foreign sales are made through local distributors; and

•   the burdens of complying with a variety of foreign laws and telecommunications standards.

We also are subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. We maintain business operations and have sales in many international markets. Economic conditions in many of these markets represent significant risks. We cannot predict whether sales and business operations in these markets will be adversely affected by these conditions. Instability in foreign markets, particularly in Asia, Latin America and the Middle East, could have a negative impact on our business, financial condition and operating results. In addition to the effect of international economic instability on foreign sales, domestic sales to U.S. customers with significant foreign operations could be adversely impacted by these economic conditions, which may adversely affect our business, financial condition and operating results in the future.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

Because a portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in U.S. dollars, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies.

Currently, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on certain foreign currency receivables, investments, and payables. In addition, we periodically hedge anticipated foreign currency cash flows. Our attempts to hedge against these risks may not be successful, resulting in an adverse impact on our net income.

We may encounter difficulties obtaining necessary raw materials and supplies.

Our ability to make and service our products and meet customer demands depends upon our ability to obtain timely deliveries of important raw materials and supplies within certain quality standards. The availability of these raw materials and supplies is subject to market forces beyond our control. From time to time there may not be sufficient quantities of raw materials and supplies in the marketplace to meet the customer demand for our products. In addition, the costs to obtain these raw materials and supplies are subject to price fluctuations. Many companies use the same raw materials and supplies to produce their products that we use to produce our products. Companies with more resources may have a competitive advantage in obtaining raw materials and supplies due to greater buying power. In addition, we currently purchase certain key components from sole or limited-source vendors, and most of our component purchases are on a purchase-order basis without guaranteed supply arrangements. If supply is disrupted, we may be unable to find an alternative source in a timely manner, at favorable prices or of acceptable quality. These circumstances may limit our ability to meet scheduled deliveries to customers and may increase our expenses. Reduced supply or higher prices for raw materials and supplies may adversely affect our business, operating results and financial condition.

We depend on contract manufacturers and third-party service providers.

We have purchase agreements with contract manufacturers that require them to purchase component parts used in manufacturing our products and authorize them to buy components in accordance with agreed-upon lead times. As customers increasingly demand shorter delivery timeframes, the difficulty of accurately forecasting component needs creates additional risk. Failing to estimate requirements accurately can lead to monetary penalties, excess or obsolete inventory or disruptions in manufacturing. Further, since our contract manufacturers purchase many of the components for our products, we are subject to and dependent on the terms of the agreements between the contract manufacturer and the supplier. As a result, if a component were to fail or be outside of the quality standards that we set, our ability to take legal action against that supplier is limited. In addition, the contract manufacturers may not allocate sufficient resources to the timely completion of our orders in accordance with our quality standards. Qualifying a new contract manufacturer is costly and time-consuming and could result in significant interruptions in the supply of products to our customers.

We rely on a small number of contract manufacturers to perform the majority of our product manufacturing. The qualification of these manufacturers is an expensive and time-consuming process, and these manufacturers build products for other companies, including our competitors. We are constantly reviewing their manufacturing capability to ensure they meet our production requirements in terms of cost, capacity and quality. Periodically, we may decide to transfer the manufacturing of a product from one contract manufacturer to another to better meet our production needs. It is possible that we may not effectively manage this transition or the new contract manufacturer may not perform as well as expected and, as a result, we may not be able to fill orders in a timely manner, which could harm our business.

These limitations and the failure to deliver products on time may adversely affect our business, operating results and financial condition.

We rely on the use of third-party customer service providers to deliver, install and turn-up products. We depend on such third-party agents to perform key on-site services for our customers. We cannot control the availability of such resources or the quality of the services provided by such third parties. Scarcity of resources, price fluctuations, or quality or delivery issues may adversely affect our business, operating results and financial condition.

We may be unable to sell customer-specific inventory, which could result in lower gross profit margins and net income.

Some customers’ order specifications require us to design and build systems and purchase parts that are unique to a single customer. In many cases, we forecast and purchase components in advance and allocate resources to design and manufacture the systems. If customers’ requirements change or if they delay or cancel orders, we may be unable to cost-effectively rework system configurations or return parts to inventory as available-for-sale. Writedowns and accruals for unrealizable inventory will negatively impact our gross profit margins and net income.

Intellectual property rights may not be adequate to protect our business.

Our future success depends in part upon our proprietary technology. Although we have attempted to protect our proprietary technology through various mechanisms including patents, copyrights, trademarks, contractual obligations and trade secrets, third parties may attempt to use our technology without authorization. It is difficult to police the unauthorized use of products and technologies, particularly in certain foreign countries, whose laws may not protect intellectual property rights to the same extent as the laws of the United States. Litigation may be necessary to enforce our intellectual property rights, which could be costly and disruptive while not guaranteeing a successful result. In addition, competitors may develop competitive technology independently without violating our proprietary rights. Any inability to protect or enforce proprietary rights and information could result in loss of competitive advantage, loss of customer orders and decreased revenues.

We may be subject to intellectual property infringement claims that are costly and time consuming to defend. These claims could limit our ability to use some technologies in the future.

As competition in the communications equipment industry increases and the functionality of the products in our industry converges, companies in the communications equipment industry increasingly become the target of infringement claims and other intellectual property disputes. We are likely to remain subject to claims based upon third-party patents or other proprietary rights, including claims that may originate from competitors. Any such third parties may choose to litigate their claims, or we may pursue litigation to determine the scope and validity of such third parties’ rights. We may be unsuccessful in any such litigation. We may be unable to secure, on commercially reasonable terms, any licenses that we may seek to secure. Third-party claims, whether with or without merit, potentially can result in:

•   costly litigation;

•   diverting management’s time, attention and resources;

•   delaying or halting product shipments;

•   requiring us to pay damages;

•   requiring us to enter into royalty-bearing licensing arrangements or to obtain substitute technology of lower quality or higher cost; or

•   otherwise imposing obligations or restrictions that could adversely affect our business, financial condition and operating results.

Product quality or performance problems could impact our business.

The development and production of new products with high technology content often involves problems with software, components and manufacturing methods. If significant reliability, quality or network monitoring problems develop, including those due to defects in software or faulty components, a number of negative effects on our business could result, including:

•   costs to fix software or hardware defects;

•   high service and warranty expenses;

•   payment of liquidated damages for performance failures;

•   high inventory obsolescence expense;

•   high levels of product returns;

•   delays or interruptions in product turn-up;

•   delays in collecting accounts receivable;

•   reduced orders from existing customers; and

•   declining interest from potential customers.

We may not realize expected benefits from any restructuring initiatives.

In response to industry and market conditions, we have restructured businesses and reduced our workforce. In light of the rapidly changing market for communications equipment, we may have to restructure in the future to achieve certain cost savings and to strategically realign our resources. We cannot predict whether we will realize expected synergies and improved operating performance as a result of any restructuring and streamlining of operations. We also cannot predict whether any restructuring and streamlining of operations will adversely affect our ability to retain key employees, which, in turn, would adversely affect our operating results. Further, in the event the market fluctuates up or down, we may not have the appropriate level of resources and personnel to appropriately react to the change.

We may be unable to identify or complete strategic acquisitions, investments and dispositions.

Our long-term growth strategy includes building value for the company through a variety of methods, including acquisition of, investment by us in, or joint ventures in, complementary businesses, products, services or technologies and potential divestitures of certain portions of our business. We cannot assure that we will be able to identify suitable third parties for these transactions. Even if we identify suitable third parties to participate in these transactions, we cannot assure that we will be able to make them on commercially acceptable terms, if at all. If we acquire a company, it may be difficult to assimilate its businesses, products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders. We also may need to make further investments to support the acquired company and may have difficulty identifying and acquiring the appropriate resources. If we divest or otherwise exit certain portions of our business, we may be required to record accrued liabilities for special one-time charges, such as workforce reduction costs, closure of excess facilities and excess inventory write-offs. Furthermore, estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change as a result of such disposition.

We are subject to numerous and changing industry regulations and standards.

Our products must comply with a significant number of communications industry technological regulations and standards, which vary between U.S. and international markets, and must interoperate with other products. Testing to ensure compliance with technological standards and interoperability requires significant investments of time and money. If we fail to ensure compliance with evolving standards and regulations in a timely manner or fail to maintain interoperability with equipment from other companies, we could experience customer contract penalties or delayed or lost customer orders, decreased revenues and reduced net income that may adversely affect our business, financial condition and operating results. To remain competitive, we also must comply with industry certifications such as ISO and TL 9000.

We operate in an environment subject to changing governmental regulations.

The communications equipment industry is subject to governmental regulation in the United States and other countries. Our business depends upon the continued growth of the telecommunications industry in the United States and internationally. Federal and state regulatory agencies regulate most of our domestic customers, and foreign customers also are subject to regulation. In particular, there may be future changes in U.S. telecommunications regulations that could slow the expansion of service providers’ network infrastructures and adversely affect our business, operating results and financial condition. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could adversely affect the sales of our products for certain classes of customers. Moreover, uncertainty regarding future legislation and governmental policies combined with emerging competition also may affect the demand for our products. Competition could intensify as a result of future regulatory changes or new regulations in the United States or internationally, which could adversely affect our business, operating results and financial condition.

Our failure to comply with applicable environmental laws and regulations worldwide could adversely impact our business and results of operations.

The manufacture, assembly and testing of our products may require the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to comply with any of these applicable laws or regulations could result in:

•   regulatory penalties, fines and legal liabilities;

•   suspension of production; or

•   curtailment of our operations or sales.

In addition, our failure to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or future liabilities. Existing and future environmental laws and regulations may restrict our use of certain materials in our manufacturing, assembly and test processes or products. Any of these consequences could adversely impact our business and results of operations by increasing our expenses and/or requiring us to alter our manufacturing processes.

Our business would be adversely affected if we are unable to attract and retain key personnel.

Our success depends in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. Competition for these personnel is intense. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Naperville, Illinois, approximately 35 miles west of Chicago. During 2005 we operated 51 facilities globally, totaling 2.2 million square feet, in support of:

•      Corporate, administrative, and research and development: 1.6 million square feet.

•      Operations: 476,000 square feet.

•      Sales and service functions: 148,000 square feet.

We own 1.2 million square feet of that total, which includes our headquarters facility and four facilities in Espoo, Finland. We lease facilities in 25 countries that total 1 million square feet, which includes 18 facilities in North America; 16 facilities in Europe, the Middle East and Africa; 10 facilities in the Asia Pacific region and 2 facilities in South America.

Our significant leases are 833,000 square feet in North America and 125,000 square feet in Europe, Middle East and Africa.

We own substantially all of the equipment used in our business, other than that related to outsourced activities. We believe our facilities are adequate and suitable additional space and equipment will be available to accommodate expansion.

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

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety.  On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead.  On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint.  We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint.  On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice.  On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit appealing the dismissal.  The appeal was fully briefed and oral argument was heard on January 21, 2005.  On January 25, 2006, the Seventh Circuit issued an opinion affirming in part and reversing in part the judgment of the district court, and remanding for further proceedings.  On February 8, 2006, defendants filed with the Seventh Circuit a petition for rehearing with suggestion for rehearing en banc and the parties are awaiting a decision.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

FORWARD-LOOKING STATEMENTS

Except for historical information, the matters discussed or incorporated by reference in Part I of this report may include forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “intend,” “likely,” “will,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunication service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; manufacturing efficiencies; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; availability and terms of future acquisitions, divestitures and investments; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of this Form 10-K. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward-looking statements in determining whether to buy, sell or hold any of our securities. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the financial statements and related notes and management’s discussion and analysis included in our 2005 Annual Report included herein as Exhibit 13 and incorporated in this report by reference.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Tellabs’ common stock is listed on the NASDAQ National Market under the symbol “TLAB.”  As of February 27, 2006, there were approximately 8,262 stockholders of record and 450,392,827 outstanding shares.

The section entitled “Common Stock Market Data” in our 2005 Annual Report included herein as Exhibit 13 is incorporated herein by reference. We have never paid cash dividends and do not anticipate paying a cash dividend in the foreseeable future.

On February 2, 2005, we announced that our Board of Directors authorized the purchase of up to $300.0 million in shares of our outstanding common stock, with no expiration date to the authorization. We may make purchases of common shares from time-to-time on the open market or in private transactions and will record them as treasury stock. Through December 30, 2005, we purchased $192.6 million (approximately 24.4 million shares) of our common stock. In January, 2006, our Board of Directors authorized the additional purchase of up to $100.0 million in shares of our outstanding common stock.

Repurchases of Common Stock in 2005:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price of Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Plan (In Millions)

1/1/05 through 2/4/05	—	—	—	$300.0
2/5/05 through 3/4/05	16,455,000	$7.21	16,455,000	$181.3
3/5/05 through 4/1/05	—	—	—	$181.3
4/2/05 through 5/6/05	2,413	$7.28	—	$181.3
5/7/05 through 6/3/05	1,700,000	$8.16	1,700,000	$167.4
6/4/05 through 7/1/05	—	—	—	$167.4
7/2/05 through 8/5/05	502,540	$9.73	500,000	$162.5
8/6/05 through 9/2/05	2,177,899	$9.17	2,177,500	$142.5
9/3/05 through 9/30/05	—	—	—	$142.5
10/1/05 through 11/4/05	1,508,292	$10.14	1,500,000	$127.8
11/5/05 through 12/2/05	2,050,000	$9.95	2,050,000	$107.4
12/3/05 through 12/30/05	18,303	$9.40	—	$107.4
Total	24,414,447	$7.92	24,382,500

ITEM 6. SELECTED FINANCIAL DATA

The five years of selected financial data is included in the 11-Year Summary of Selected Financial Data in our 2005 Annual Report, included herein as Exhibit 13, is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 2005 Annual Report, included herein as Exhibit 13, are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investments in Marketable Securities

During the normal course of business, we invest a portion of our cash and cash equivalents in marketable securities for a discussion of our investments in marketable securities for the fiscal years ended December 30, 2005, and December 31, 2004, see the notes to our consolidated financial statements in our 2005 Annual Report, included herein as Exhibit 13, and incorporated herein by reference.

Financial Instruments and Market Risk

We conduct business on a global basis in several major currencies and are subject to risks associated with fluctuating foreign exchange rates. In response to this risk, we developed a foreign currency exposure management policy to mitigate financial exposure to changing foreign exchange rates resulting from nonfunctional currency receivables and payables that are expected to be settled in one year or less. In 2005, we expanded our policy to include hedging of currency exposures anticipated within the year. We used foreign currency forward contracts and a limited number of currency options to manage our foreign currency exposure. We enter into derivative foreign exchange contracts only to the extent necessary to meet our overall goal of minimizing nonfunctional foreign currency exposures. We do not enter into hedging transactions for speculative purposes.

Non-designated Hedges

We do not engage in hedging specific individual transactions when addressing currency risks associated with nonfunctional monetary assets and liabilities that are re-measured through income. Instead, we use derivatives to manage overall exposure levels for specific currencies. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we record all related forward foreign exchange contracts on the balance sheet at fair value. Forward foreign exchange contracts receivable are included in Miscellaneous Receivables and Other Current Assets, while forward foreign exchange contracts payable are included as part of Other Accrued Liabilities in the Consolidated Balance Sheet. Changes in the fair value of these instruments are included in earnings as part of Other Expense, Net. We had a net loss on forward foreign exchange contracts of $23.3 million in 2005, a net gain of $14.4 million in 2004 and a net gain of $17.0 million in 2003.

Cash Flow Hedges

In 2005, we identified and quantified currency risks associated with European operations where operations and product costs were denominated in Euros and the related revenue was denominated in U.S. dollars. To mitigate some of this risk, we entered into forward and option currency contracts designated as cash flow hedges. Throughout the year, we conducted effectiveness tests on derivatives designated as cash flow hedges on a spot to spot basis (excluding time value), with the time-value portion recorded in Other Expense, Net. We reclassified the effective gains and losses accumulated in Accumulated Other Comprehensive Income to Operating Expenses when the hedged transaction was recognized in earnings. We reclassified all derivative-hedged exposures for periods less than 12 months and all of our $0.7 million loss accumulated in Accumulated Other Comprehensive Income to operating expenses by our 2005 year-end. We did not hold any derivatives designated as cash flow hedges at year-end.

Derivative financial instruments involve elements of market and credit risk not recognized in the financial statements. The market risk that results from these instruments relates to changes in foreign currency exchange rates, which are generally offset by changes in the value of the underlying assets or liabilities being held. Credit risk relates to the risk of nonperformance by a counterparty to one of our derivative contracts. We do not believe there is a significant credit risk associated with our hedging activities because the counterparties are all large international financial institutions with high credit ratings. In addition, we also limit the aggregate notional amount of agreements entered into with any one financial institution to mitigate credit risk.

Our net foreign currency exposure is diversified among a broad number of currencies. The notional amounts reflected in the following table represent the U.S. dollar values of the agreed-upon amounts that will be delivered to a third party on the agreed-upon date:

Dollars in millions	Weighted Average Contract Rate	Notional Value of Forward Contracts Maturing in 2006

Forward contracts at 12/30/05:
Forward contracts to sell foreign currencies for Euro:
United States dollar	1.1884	$121.0
Other currencies		4.9
		$125.9

Forward contracts to buy foreign currencies for Euro:
British pound	1.4620	$6.4
Other currencies		1.9
		$8.3

Forward contracts to sell foreign currencies for Danish kroner:
United States dollar	6.2839	$7.1

Forward contracts to sell foreign currencies for British pound:

Euro	1.4588	$13.6

Forward contracts to sell foreign currencies for U.S. dollar:
Mexican peso	10.6735	$13.3
Euro	1.1854	3.4
British pound	1.7328	10.6
Other currencies		1.1
		$28.4

Forward contracts to buy foreign currencies for U.S. dollar:
Singapore dollar	.6007	2.2
Japanese yen	116.6200	$1.6
Other currencies		0.5
		$4.3

Forward contracts to buy foreign currencies for Thai baht:
United States dollar	40.885	$3.3

Total contracts outstanding at December 30, 2005:		$190.9

Dollars in millions	Weighted Average Contract Rate	Notional Value of Forward Contracts Maturing in 2005

Forward contracts at 12/31/04:
Forward contracts to sell foreign currencies for Euro:
United States dollar	1.2596	$105.9
Other currencies		7.2
		$113.1

Forward contracts to buy foreign currencies for Euro:
British pound	1.4231	$5.8
Other currencies		2.7
		$8.5

Forward contracts to sell foreign currencies for Danish kroner:
United States dollar	5.4524	$8.9

Forward contracts to sell foreign currencies for British pound:
Euro	1.4162	$16.3

Forward contracts to sell foreign currencies for U.S. dollar:
Mexican peso	11.2360	$18.4
Other currencies		1.3
		$19.7

Forward contracts to buy foreign currencies for U.S. dollar:
Canadian dollar	1.2162	$12.3
Other currencies		1.8
		$14.1

Forward contracts to buy foreign currencies for Thai baht:
United States dollar	39.0900	$1.4

Total contracts outstanding at December 31, 2004:		$182.0

Pursuant to our policy, we entered into most of the above contracts immediately prior to the respective year-ends. Accordingly, the carrying value of such contracts at December 30, 2005, and December 31, 2004, approximates fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes, Report of Independent Registered Public Accounting Firm and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting in our 2005 Annual Report included herein as Exhibit 13 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) carried out an evaluation under their supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective and there were no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Our management report on internal control over financial reporting is set forth in our 2005 Annual Report included herein as Exhibit 13 and is incorporated herein by reference. In addition, the attestation report of Ernst and Young LLP, our independent registered public accounting firm, on management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of our internal control over financial reporting is set forth in our 2005 Annual Report and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required is incorporated herein by reference to the sections entitled “Election of Directors,” “Committees of the Board-Audit and Ethics Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement dated March 20, 2006, and the sections entitled “Officers,” “Code of Ethics,” and “Certificate of Incorporation and Bylaws” in our 2005 Annual Report included herein as Exhibit 13 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to the sections entitled “Executive Compensation,” “Director Compensation,” “Executive Compensation - Employment Agreements,” “Executive Compensation - Compensation Committee Interlocks and Insider Participation,” “Executive Compensation - Compensation Committee Report on Executive Compensation” and “Performance Graph” in our Proxy Statement dated March 20, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement dated March 20, 2006. Securities authorized for issuance under equity compensation plans is included in the notes to our 2005 Annual Report, included herein as Exhibit 13, and is incorporated herein by reference.

Equity Compensation Plan Table

The following table summarizes information as of December 31, 2005, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	37,739,858	$17.82	27,761,668

Equity compensation plans not approved by security holders (1)	17,580,407	$11.77	0

Total	55,320,265	$15.90	27,761,668

(1)          All of these options were issued pursuant to option plans that were assumed in merger transactions. The Company has not made, and will not make, any future grants or awards of equity securities under these plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is incorporated herein by reference to the section entitled “Transactions with Executive Officers, Directors and Others” in our Proxy Statement dated March 20, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to the section entitled “Independent Auditor’s Fees and Services” in our Proxy Statement dated March 20, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

The following Consolidated Financial Statements of Tellabs, Inc., and Subsidiaries, included in the registrant’s 2005 Annual Report included herein as Exhibit 13, were previously incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets: December 30, 2005, and December 31, 2004

Consolidated Statements of Operations: Years ended December 30, 2005, December 31, 2004, and January 2, 2004

Consolidated Statements of Stockholders’ Equity: Years ended December 30, 2005, December 31, 2004, and January 2, 2004

Consolidated Statements of Cash Flows: Years ended December 30, 2005, December 31, 2004, and January 2, 2004

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

The following Consolidated Financial Statement Schedule of Tellabs, Inc., and Subsidiaries and related Report of Independent Registered Public Accounting Firm are included herein pursuant to Item 15(d):

Schedule II. Valuation and Qualifying Accounts and Reserves

Other schedules have been omitted because they are not applicable or the required information is shown in the consolidated Financial Statements or Notes thereto.

(b) Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization by Tellabs, Inc., Vivace Networks, Inc. and Venice Acquisition Corp. 15/
2.2	Amendment to Agreement and Plan of Merger and Reorganization between Tellabs, Inc. and Vivace Networks, Inc. 15/
2.3	Agreement and Plan of Merger among Tellabs, Inc., Chardonnay Merger Corp. and Advanced Fibre Communications, Inc., 21/
2.4	Agreement and Plan of Merger, as amended and restated as of September 7, 2004, among Tellabs, Inc., Chardonnay Merger Corp. and Advanced Fibre Communications, Inc., 22/
2.5	Stock Purchase Agreement dated as of December 30, 2004, among Tellabs, Inc. and the Stockholders and Option holders of Vinci Systems, Inc., 23/
2.6

Asset and Sale Agreement dated January 5, 2004, as amended, by and among Marconi Communications, Inc., Marconi Intellectual Property (Ringfence) Inc., Marconi Corporation plc, Advanced Fibre Communications, Inc. and Advanced Fibre Communications North America, Inc., 23/

3.1	Restated Certificate of Incorporation and Amendments 21/
3.2	Certificate of Amendment to Restated Certificate of Incorporation 23/
3.3	Amended and Restated By-Laws, as amended and restated on December 1, 2004
10.1	Tellabs Operations, Inc. Deferred Compensation Plan, as amended and its related trust, as amended 3/
10.2	Tellabs, Inc. Deferred Income Plan, as amended 14/

10.3	1986 Non-Qualified Stock Option Plan, as amended and restated 1/
10.4	Amendment to Tellabs, Inc. 1986 Non-Qualified Stock Option Plan (As Amended and Restated June 26, 1992) 9/
10.5	1987 Stock Option Plan for Non-Employee Corporate Directors, as amended and restated 1/
10.6	Amendment to Tellabs, Inc. 1987 Stock Option Plan for Non-Employee Corporate Directors (As Amended and Restated June 26, 1992) 9/
10.7	Tellabs, Inc. 1989 Stock Option Plan, as amended and restated 1/
10.8	Amendment to Tellabs, Inc. 1989 Stock Option Plan (As Amended and Restated June 26, 1992) 9/
10.9	Employee Quality Stock Award Program 2/
10.10	1991 Stock Option Plan, as amended and restated 1/
10.11	Amendment to Tellabs, Inc. 1991 Stock Option Plan (As Amended and Restated June 26, 1992) 9/
10.12	Amendment to the Coherent Communications Systems Corporation Amended and Restated 1993 Equity Compensation Plan 9/
10.14	Amendment to the Coherent Communications Systems Corporation 1993 Equity Compensation Plan 11/
10.15	1994 Stock Option Plan 3/
10.16	Amendment to the Tellabs, Inc. 1994 Stock Option Plan 9/
10.17	NetCore Systems, Inc. 1997 Stock Option Plan 6/
10.18	Amendment to the NetCore Systems, Inc. 1997 Stock Option Plan 9/
10.19	Tellabs, Inc. 1998 Stock Option Plan 5/
10.20	Amendment to the Tellabs, Inc. 1998 Stock Option Plan 9/
10.21	1999 Tellabs, Inc., Stock Bonus Plan 8/
10.22	SALIX Technologies, Inc. 1998 Omnibus Stock Plan and Option Agreement Dated as of December 1, 1997 7/
10.23	Amendment to the SALIX Technologies, Inc. Omnibus Stock Plan 9/
10.24	Employment Agreement – President and Chief Executive Officer 20/
10.25	Employment Agreement – Chairman of the Board 20/
10.26	Future Networks, Inc. Stock Incentive Plan 10/
10.27	Tellabs, Inc. 2001 Stock Option Plan 11/
10.28	Form of Executive Agreement for Corporate Officers 17/
10.29	Form of Executive Agreement for Senior Executives 17/
10.30	Ocular Networks, Inc. Amended and Restated 2000 Stock Incentive Plan 12/
10.31	Tellabs Advantage Plan, as amended and restated 19/
10.32	First Amendment to the Tellabs Advantage Plan 19/
10.33	Second Amendment to the Tellabs Advantage Plan 19/
10.34	2004 Amendment to the Tellabs Advantage Plan 23/
10.35	Vivace Networks, Inc. 1999 Equity Incentive Plan, as amended 17/
10.36	Tellabs, Inc. 2004 Incentive Compensation Plan 18/
10.37	Forms of Stock Award Statement and Stock Award Agreement pertaining to Tellabs, Inc. 2004 Incentive Compensation Plan 23/
10.38	Advanced Fibre Communication, Inc.’s 1993 Stock Option/ Stock Issuance Plan, as amended 23/
10.39	Form of Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1993 Plan 23/
10.40	Form of Notice of Grant of Stock Option pertaining to the Advanced Fibre Communication, Inc. 1993 Plan 23/
10.41	Form of Stock Purchase Agreement pertaining to the Advanced Fibre Communication, Inc. 1993 Plan 23/
10.42	Advanced Fibre Communication, Inc.’s 1996 Stock Incentive Plan 23/
10.43	Form of Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 23/
10.44	Form of Automatic Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 23/
10.45	Form of Notice of Grant of Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 23/
10.46	Form of Notice of Grant of Non-Employee Director Automatic Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 23/
10.47	Form of Stock Issuance Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 23/

10.48	2005 Tellabs, Inc. Employee Stock Purchase Plan 24/
10.49	Tellabs, Inc. Executive Continuity and Protection Program 24/
13	Annual Report to Stockholders
21	Subsidiaries of Tellabs, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits 10.1 through 10.49 contain, among other documents, management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(b) hereof.

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

19/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended January 2, 2004 (File No. 09692).

20/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended April 2, 2004 (File No. 0-9692).

21/  Incorporated by reference from Tellabs, Inc. Form S-4 filed June 23, 2004 (File No. 333-116794).

22/  Incorporated by reference from Tellabs, Inc. amended S-4 filed September 20, 2004 (File No. 333-116794).

23/  Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 2004 (File No.
0 – 9692).

24/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended March 31, 2005 (File No. 09692).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLABS, INC.

By /s/ Krish A. Prabhu
March 13, 2006	Krish A. Prabhu
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Krish A. Prabhu
Krish A. Prabhu President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2006

/s/ Timothy J. Wiggins
Timothy J. Wiggins Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2006

/s/ James A. Dite
James A. Dite Vice President and Controller (Principal Accounting Officer)	March 13, 2006

/s/ Michael J. Birck
Michael J. Birck Chairman and Director	March 13, 2006

/s/ Linda Beck
Linda Beck Director	March 13, 2006

/s/ Bo Hedfors
Bo Hedfors Director	March 13, 2006

/s/ Frank Ianna
Frank Ianna Director	March 13, 2006

/s/ Frederick A. Krehbiel
Frederick A. Krehbiel Director	March 13, 2006

/s/ Michael E. Lavin
Michael E. Lavin Director	March 13, 2006

/s/ Stephanie Pace Marshall
Stephanie Pace Marshall Director	March 13, 2006

/s/ William F. Souders
William F. Souders Director	March 13, 2006

/s/ Jan H. Suwinski
Jan H. Suwinski Director	March 13, 2006

TELLABS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended December 30, 2005, December 31, 2004, and January 2, 2004

(In millions)	Balance at Beginning of Year		Net Additions Charged to Costs and Expenses		Deductions (A)	Acquisitions (B)	Balance at End of Year
2005 Accounts receivable returns & allowances	$14.8		$(1.4)		$1.2	$(3.8)	$8.4
2004 Accounts receivable returns & allowances	$5.4		$3.3		$(0.1)	$6.0	$14.8
2003 Accounts receivable returns & allowances	$19.0	(C)	$(0.7	)(D)	$12.9	$0.0	$5.4

NOTE:

(A) – Net uncollectible accounts charged off (recovered).

(B) – This amount represents the acquisition of AFC in 2004 and purchase price adjustments in 2005.

(C) – $12.2 million allowance for current receivables (netted against Accounts Receivable-Net of Returns and Allowances) and $6.8 million allowance for long-term receivables (netted against Other Assets).

(D) – These amounts represent net reserve reversals.

(In millions)	Balance at Beginning of Year	Net Additions Charged to Costs and Expenses	Deductions (A)	Acquisitions (B)	Balance at End of Year
2005 Reserve for excess and obsolete inventory	$77.7	$17.3	$(29.9)	$0.0	$65.1
2004 Reserve for excess and obsolete inventory	$55.3	$16.0	$(29.6)	$36.0	$77.7
2003 Reserve for excess and obsolete inventory	$60.0	$38.2	$(42.9)	$0.0	$55.3

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