Form 10-Q
period 2006-03-31
TELLABS INC
filed 2006-05-10
CIK 317771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☒

Common Shares, $0.01 Par Value — 448.1 million shares outstanding on March 31, 2006.

TELLABS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELLABS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter
In millions, except per-share data	3/31/06	4/1/05
Revenue
Products	$474.1	$401.3
Services	40.6	34.3
	514.7	435.6

Cost of Revenue
Products	242.2	226.6
Services	30.2	27.1
	272.4	253.7

Gross Profit	242.3	181.9
Gross profit as a percentage of revenue	47.1%	41.8%

Gross profit as a percentage of revenue - products	48.9%	43.5%
Gross profit as a percentage of revenue - services	25.6%	21.0%

Operating Expenses
Research and development	92.9	88.8
Sales and marketing	45.0	46.2
General and administrative	28.1	22.3
Intangible asset amortization	7.0	11.0
Restructuring and other charges	—	13.2
	173.0	181.5
Operating Earnings	69.3	0.4

Other Income
Interest income, net	10.5	5.7
Other income (expense), net	1.4	(2.7)
	11.9	3.0
Earnings Before Income Tax	81.2	3.4
Income tax expense	(28.8)	(2.7)
Net Earnings	$52.4	$0.7

Net Earnings Per Share
Basic	$0.12	$0.00
Diluted	$0.11	$0.00

Weighted Average Shares Outstanding
Basic	449.6	455.8
Diluted	460.0	458.8

Amortization of stock option expense in 2006 and deferred stock compensation in 2006 and 2005 related to acquisitions is included in the following cost and expense categories by period:

Cost of revenue	$1.4	$0.1
Research and development	4.7	2.6
Sales and marketing	2.1	0.1
General and administrative	4.6	0.1
	$12.8	$2.9

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONSOLIDATED BALANCE SHEETS

In millions, except share data	3/31/06	12/30/05
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$493.6	$880.8
Investments in marketable securities	651.0	308.9
	1,144.6	1,189.7
Other marketable securities - Cisco stock	228.8	180.8
Accounts receivable, net of returns and allowances of $6.8 and $8.4	360.8	319.4
Inventories
Raw materials	32.1	28.3
Work in process	11.2	11.7
Finished goods	80.7	69.1
	124.0	109.1
Income taxes	7.4	15.9
Miscellaneous receivables and other current assets	51.9	58.1
Total Current Assets	1,917.5	1,873.0

Property, Plant and Equipment
Land	20.3	20.3
Buildings and improvements	191.4	190.5
Equipment	413.5	403.2
	625.2	614.0
Accumulated depreciation	(329.7)	(313.9)
	295.5	300.1
Goodwill	1,112.3	1,111.9
Intangible Assets, Net of Amortization	110.5	117.2
Other Assets	123.1	112.7
Total Assets	$3,558.9	$3,514.9

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$94.2	$97.1
Accrued compensation	49.1	83.8
Restructuring and other charges	6.0	7.2
Income taxes	34.0	28.9
Cisco stock loan	228.8	180.8
Other accrued liabilities	130.8	127.4
Total Current Liabilities	542.9	525.2

Long-Term Restructuring Liabilities	22.5	24.0
Income Taxes	99.6	95.9
Other Long-Term Liabilities	55.9	55.1

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 484,056,903 and 477,045,901 shares issued	4.8	4.8
Additional paid-in capital	1,306.6	1,238.7
Deferred compensation expense	—	(10.9)
Treasury stock, at cost: 35,969,513 and 27,661,859 shares	(441.2)	(322.8)
Retained earnings	1,900.3	1,847.9
Accumulated other comprehensive income	67.5	57.0
Total Stockholders’ Equity	2,838.0	2,814.7
Total Liabilities and Stockholders’ Equity	$3,558.9	$3,514.9

The accompanying notes are an integral part of these statements.

TELLABS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	First Quarter
In millions	3/31/06	4/1/05
Operating Activities
Net earnings	$52.4	$0.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25.6	32.1
Stock-based compensation	15.3	3.5
Deferred income taxes	21.6	(5.2)
Restructuring and other charges	—	13.2
Net changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(41.6)	37.1
Inventories	(15.2)	(40.7)
Miscellaneous receivables and other current assets	11.5	(1.6)
Other assets	(2.4)	(3.7)
Accounts payable	(2.7)	11.7
Restructuring and other charges	(2.7)	(7.4)
Other accrued liabilities	(34.6)	(36.4)
Income taxes	(17.7)	3.5
Other long-term liabilities	0.6	0.2
Net Cash Provided by Operating Activities	10.1	7.0

Investing Activities
Capital expenditures	(12.9)	(8.9)
Disposals of property, plant and equipment	0.2	—
Payments for purchases of investments	(495.3)	(249.4)
Proceeds from sales and maturities of investments	163.2	269.6
Net Cash Provided by (Used for) Investing Activities	(344.8)	11.3

Financing Activities
Proceeds from issuance of common stock under option plans	63.8	1.4
Repurchase of common stock	(118.4)	(118.7)
Net Cash Used for Financing Activities	(54.6)	(117.3)
Effect of Exchange Rate Changes on Cash	2.1	(9.0)
Net Decrease in Cash and Cash Equivalents	(387.2)	(108.0)
Cash and Cash Equivalents - Beginning of Year	880.8	292.9
Cash and Cash Equivalents - End of Period	$493.6	$184.9

The accompanying notes are an integral part of these statements.

TELLABS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IN MILLIONS EXCEPT SHARE AND PER-SHARE DATA

1. Basis of Presentation

Our accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial statements, the requirements of Form 10-Q and applicable rules of Regulation S-X, so they do not include all disclosures normally required by generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein are to be read in conjunction with our Annual Report on Form 10-K for the year ended December 30, 2005.

In our opinion, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. We reclassified certain prior period amounts to conform to the current period presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

2. Restructuring and Other Charges

We did not initiate any restructuring plans in the first quarter of 2006 nor were there any adjustments to previous restructuring plans during that period. Our most recent restructuring plans, initiated in the fourth quarter of 2004 and the first half of 2005, were designed to improve profitability by reducing the combined annual expenditures of Tellabs and Advanced Fibre Communications, Inc. (AFC) (the company that we acquired on November 30, 2004) by $30 million in 2005 and beyond, and by reducing annual expenses from other sources (primarily operating expenses) by an additional $15 million. To reach these goals, we reorganized our operations in Denmark and Finland, outsourced our North American prototype lab and reduced headcount on a smaller scale in other locations that resulted in the charges below, which primarily relate to our Broadband products segment. Implementation of these plans, which is now complete, resulted in workforce reductions, facility closures and asset disposals. We recorded charges in 2004 and 2005 totaling $16.7 million related to these plans. Excluding restructuring charges, we achieved cost savings from these plans beginning in the first quarter of 2005. By the end of 2005, we achieved the goals of these plans. If we incur any additional charges or credits for our previous restructuring plans, we do not expect them to be material.

The following table summarizes restructuring and other charges from plans initiated prior to 2006:

	First Quarter
	3/31/06	4/01/05
Severance and other termination benefits	$—	$11.0
Facility and other exit costs	—	2.2
Total restructuring and other charges	$—	$13.2

The following table summarizes our restructuring and other charges activity during the first quarter of 2006 and the status of the reserves at March 31, 2006:

	Balance at 12/30/05	Cash Payments	Balance at 3/31/06
Facility and other exit costs	$29.7	$2.1	$27.6

Severance and other termination benefits	1.5	0.6	0.9

Total	$31.2	$2.7	$28.5

As of December 30, 2005, in addition to the aforementioned restructuring plans and related accruals, we had a $10.0 million accrual remaining for exit costs related to our 2004 acquisition of AFC. During the first quarter of 2006, this accrual was charged $1.1 million, leaving a balance of $8.9 million at March 31, 2006. These restructuring plans are expected to be completed by the end of 2006, with the exception of lease liabilities that are expected to be fully utilized by the end of 2009.

3. Employee Stock Plans

In 2004 our stockholders approved our current stock-based compensation plan, the Tellabs, Inc. 2004 Incentive Compensation Plan. The plan provides for the grant of short-term and long-term incentives, including stock-based compensation awards. A total of 39,139,977 shares was approved for grant under the plan, of which 27,313,911 remain available for grant at March 31, 2006. Under the 2004 plan and predecessor plans, we typically granted awards at market value on the date of grant. Under the 2005 Tellabs, Inc. Employee Stock Purchase Plan (which was approved by our stockholders in 2005), employees can elect to withhold a portion of their compensation to purchase Tellabs’ common stock at 85% of the stock’s closing price on the date of purchase. Shares are purchased under this 2005 plan in April and October. Shares issued under all plans were new shares, not treasury stock.

At the beginning of our first quarter of 2006, we adopted the provisions of SFAS 123(R) requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method, and therefore have not restated prior periods. In addition, we eliminated the balance of deferred compensation expense in Stockholders’ Equity against Additional Paid-in-Capital as of December 31, 2005, as required by this statement.

Stock Options and Stock Appreciation Rights

Options granted during the first quarter of 2006 and those granted in the first quarter of 2005 generally vest ratably over 36 months from the date of the grant. Options granted in 2004 and 2003 generally become exercisable at a rate of 20% on each of the first two annual anniversaries and 60% on the third anniversary of the grant date. AFC options that converted to Tellabs options on the acquisition date of November 30, 2004, vest over 3 to 4 years. Options granted but unexercised expire 10 years from the date of grant.

We estimated the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted-average fair value of current period stock option grants:

	First Quarter
	3/31/06	4/01/05
Expected volatility	43.0%	67.0%
Risk-free interest rate	4.4%	3.6%
Expected term (in years)	4.5	4.5
Expected dividend yield	0.0%	0.0%

We based our calculation of expected volatility on a combination of historical and implied volatility for options granted in the first quarter of 2006 and on historical volatility for options granted in the first quarter of 2005. If we had determined the expected volatility for the first quarter of 2005 using a combination of historical and implied volatility, the expected volatility would have been 42.7%. We based the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of option grant, and we estimated the expected term of the options using their vesting period, post-vesting employment termination behavior and historical exercise patterns.

The following is a summary of the activity in our stock options during the quarter and status at the end of the quarter ended March 31, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - beginning of year	55,320,265	$15.90
Granted	473,450	12.68
Exercised	(7,008,445)	9.11
Forfeited/expired	(2,580,442)	19.47
Outstanding - end of period	46,204,828	16.69	6.3	237,674,584

Exercisable - end of period	29,231,881	21.51	5.2	110,274,647
Shares expected to vest	45,407,986	16.83	6.3	232,246,864

Weighted-average fair value of options granted during the period		5.28

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on Tellabs’ closing stock price as of March 31, 2006, which would have been received by the options holders had all options holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the first quarter of 2006 was $30,982,162 based on the exercise stock price.

Tellabs’ plans also provide for the granting of stock appreciation rights (SARs) in conjunction with, or independent of, the stock options under the plans. Our SARs allow the holder to receive in cash the difference between the SAR’s grant price (market value of Tellabs’ stock on the date of grant) and the market value of Tellabs stock on the date the holder exercises the SAR. The SARs are generally assigned 10-year terms.  SARs generally vest ratably over 36 months from the date of the grant.  At March 31, 2006, there were 59,590 SARs outstanding with exercise prices that ranged from $4.07 to $70.06. The weighted-average price of the 900 SARs granted in the first quarter of 2006 was $13.27 and the weighted average price of the 3,000 SARs granted in the first quarter of 2005 was $7.07.

As of March 31, 2006, we had $47.2 million of unrecognized compensation cost related to stock options and SARs that we expect to recognize over a weighted-average period of 0.8 years.

Restricted Stock

We granted 116,606 restricted shares in the first quarter of 2006 and 2,000 restricted shares in the first quarter of 2005. Of the 116,606 shares granted in the first quarter of 2006, 62,000 vest over a two-year period and 54,606 vest over a one-year period. All of the restricted shares granted in the first quarter of 2005 vest over a one-year period. We generally recognize compensation cost on a straight-line basis over the vesting period, which ranges from 1 to 3 years, based on the market price of Tellabs’ stock on the date of grant. Compensation expense for restricted stock was $2.1 million in 2006 and $0.6 million in the first quarter of 2005. The weighted-average issuance price of restricted stock granted in 2006 was $13.26 per share and the weighted-average issuance price of restricted stock granted in 2005 was $7.12 per share. Our non-vested stock award activity for the first quarter of 2006 follows:

	First Quarter
	3/31/06
	Shares	Weighted- Average Grant Date Fair Value
Non-vested - beginning of year	1,287,677	$8.67
Granted	116,606	13.26
Vested	(42,567)	7.88
Forfeited	(23,230)	8.72
Non-vested - end of period	1,338,486	9.09

As of March 31, 2006, we had $4.0 million of unrecognized compensation cost related to restricted stock expected to be recognized over a weighted-average period of 0.9 years.

Employee Stock Purchase Plan

No shares of common stock were purchased under the plan during the first quarter of 2006 or 2005. There were 222,478 shares of common stock purchased under the plan in 2005 at an average price of $8.13. As of March 31, 2006, we had 9,777,522 shares available for purchase.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, stock appreciation rights, restricted stock and our employee stock purchase plan during the first quarter of 2006:

First Quarter
3/31/06
Cost of revenue — products	$0.6
Cost of revenue — services	1.1
Research and development	5.5
Sales and marketing	2.6
General and administrative	5.5
Stock-based compensation expense before income taxes	15.3
Income tax benefit	4.2
Total stock-based compensation expense after income taxes	$11.1

Our net earnings in the first quarter of 2006 was $7.1 million lower ($0.01 per basic and $0.02 per diluted share) due to the adoption of SFAS 123(R). Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation plans under Accounting Principles Board Opinion No. 25. If compensation cost for our stock-based compensation plans had been determined using the fair value at the grant dates for awards under those plans consistent with the method required by SFAS No. 123(R) for our first quarter of 2005, our net earnings and net earnings per share would have been as follows:

First Quarter
4/1/05

Net earnings as reported	$0.7

Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	3.5

Less: total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(30.5)

Pro forma net loss	$(26.3)

Net loss per share:
As reported	$0.00
Pro forma basic and diluted	$(0.06)

4. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for our retiree medical plan:

	First Quarter
	3/31/06	4/01/05
Service cost	$0.3	$0.3
Interest cost	0.1	0.2
Expected return on plan assets	(0.1)	(0.1)
Net periodic benefit cost	$0.3	$0.4

We expect to contribute to the plan in 2006, but the amount and timing have not yet been determined.

5. Product Warranties

We provide warranties for all of our products. The specific terms and conditions of those warranties vary depending upon the product sold. We provide a basic limited warranty, including parts and labor, for all products except access products, for periods generally ranging from 90 days to 5 years. The basic limited warranty for access products covers parts and labor for periods generally ranging from 2 to 6 years.

Our estimate of warranty liability involved many factors, including the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the amounts as necessary. We classify the portion of our warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of our warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Our product warranty liabilities are as follows:

	First Quarter
	3/31/06	4/01/05
Balance - beginning of year	$49.2	$41.1
Accruals for product warranties issued	9.3	7.7
Settlements	(6.4)	(6.6)
Balance - end of period	$52.1	$42.2

Balance sheet classification - end of period
Other accrued liabilities	$29.9	$21.9
Other long-term liabilities	22.2	20.3
Total product warranty liabilities	$52.1	$42.2

6. Repurchases of Common Stock

In January 2006, our Board of Directors authorized the purchase of up to $100.0 million in shares of our outstanding common stock in compliance with Rule 10b5-1 of the Securities Exchange Act of 1934. We intend to use cash generated by employee stock option exercises (other than those of company officers and board members) to purchase stock under this plan. We recorded these purchases as treasury stock. As of March 31, 2006, we have purchased $29.5 million (2.1 million shares) of our common stock under this plan.

In February 2005, our Board of Directors authorized the purchase of up to $300.0 million in shares of our outstanding common stock. We may purchase shares of our common stock from time to time on the open market or in private transactions and record purchases as treasury stock. As of  March 31, 2006, we have purchased $281.4 million (30.6 million shares) of our common stock under this plan, including $88.9 million (6.2 million shares) in the first quarter of 2006.

7. Comprehensive Income (Loss)

Comprehensive income (loss) is an expression of our net earnings (loss) in the consolidated statements of operations, adjusted for foreign-currency translation adjustments, net unrealized gains or losses on available-for-sale securities and fair value adjustments of cash flow hedges. Our comprehensive income (loss) for the first quarter of 2006 was as follows:

	First Quarter
	3/31/06	4/01/05
Net earnings	$52.4	$0.7
Other comprehensive income (loss):
Cumulative translation adjustment	4.3	(27.9)
Unrealized net gain (loss) on available-for-sale-securities	6.2	(2.5)
Comprehensive income (loss)	$62.9	$(29.7)

8. Derivative Financial Instruments

We enter into foreign-exchange forward and option contracts with maturities of less than 12 months to mitigate the impact of currency fluctuations on existing foreign currency asset and liability balances. In addition, beginning in 2005, we are using foreign-exchange forward and option contracts of less than 12 months to reduce the risk to earnings and cash flows associated with anticipated foreign currency net expenditures. We record all derivatives on the balance sheet at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

In regard to the cash flow hedges, we calculate each hedge’s effectiveness monthly, excluding time value. We determine a forward contract’s effectiveness by comparing the cumulative change in the fair value on a spot-to-spot rate basis with the spot-to-spot rate cumulative change in the anticipated transaction. We record the effective portion of the hedge in other comprehensive income. Similarly, we calculate an option contract’s effectiveness by comparing cumulative changes in the contract’s intrinsic value on a spot-rate basis with cumulative losses in value of the anticipated transaction measured on a spot-rate basis. When we recognize the hedged revenue transaction to income, the total change in the hedges effective value, which we accumulate in other comprehensive income, we reclassify to operating margin. We record any ineffectiveness, along with the excluded time value of the forward and option contracts, in Other Income (Expense), Net. We reclassify the gains or losses on the related cash flow hedges from Other Comprehensive  Income (OCI) to Other Income (Expense), Net at the time it becomes probable that a hedged anticipated transaction will not occur. No cash flow hedges had an impact on OCI in the first quarter of 2006 or the first quarter of 2005.

We also manage the foreign currency risk associated with foreign currency denominated assets and liabilities using foreign-exchange forward contracts. We recognize changes in the fair value of these derivatives in the Other Income (Expense), Net caption in our Consolidated Statements of Operations to substantially offset the remeasurement gains and losses associated with the foreign currency denominated assets and liabilities.

9. Income Taxes

For the first quarter of 2006, we recorded a tax expense of $28.8 million, compared to a tax expense of $2.7 million for the first quarter of 2005. Our tax expense increased due to higher income earned from both domestic and foreign operations.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

10. Operating Segments

Prior to 2006, we reported our results of operations based on the Company operating in a single segment. Beginning with the first quarter of 2006, we are reporting operating results for three segments:  Broadband products, Transport products and Services. Under applicable accounting rules, the number of segments in which a company reports is determined by the way the company’s chief operating decision maker (in Tellabs’ case, our CEO) assesses performance and allocates resources. During the first quarter of this year, we began assessing performance on less of a consolidated basis than in previous reporting periods. Specifically, we are focusing on revenue and profitability measures for product and service categories that make up the three segments mentioned above.

The Broadband products segment includes products that enable the delivery of bundled voice, video and high-speed Internet/data services over fiber-based networks and enable service providers to leverage existing infrastructure to integrate Frame Relay, ATM, Ethernet and IP data networks onto a converged MPLS infrastructure. Product offerings include the Tellabs® 1000 multiservice access series, the Tellabs® 1100 multiservice access series and the Tellabs® 1600 optical network terminal series (access products); the Tellabs® 2300 cable telephony distribution system, the Tellabs® 6300 managed transport system and the Tellabs® 8100 managed access system (managed access products); and the Tellabs® 8600 managed edge system and the Tellabs® 8800 multiservice router series (broadband data products).

The Transport products segment includes products that enable service providers to manage bandwidth. Product offerings include the Tellabs® 3000 voice-quality enhancement products, the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 5500NGX transport switch, the Tellabs® 6500 transport switch and the Tellabs® 7100 optical transport system.

The Services segment delivers installation, support services and professional consulting to customers of the Transport and Broadband product segments.

We define segment profit as gross profit less research and development expense. Segment profit excludes the impact of stock option expense, amortization of purchased deferred stock compensation and intangibles, sales and marketing expenses, general and administrative expenses, and restructuring and other charges.

Financial information for each operating segment is as follows:

Revenue

	First Quarter
	3/31/06	4/01/05
Broadband products	$259.7	$228.3
Transport products	214.4	173.0
Services	40.6	34.3
Total revenue	$514.7	$435.6

Segment Profit and Reconciliation to Operating Earnings

	First Quarter
	3/31/06	4/01/05
Broadband products	$21.4	$8.5
Transport products	122.8	80.1
Services	11.3	7.2
Total segment profit	155.5	95.8
Sales and marketing expenses	(45.0)	(46.2)

General and administrative expenses	(28.1)	(22.3)
Stock option expense and deferred stock compensation not included in segment profit	(6.1)	(2.7)
Intangible asset amortization	(7.0)	(11.0)
Restructuring and other charges	-	(13.2)
Operating earnings	$69.3	$0.4

Our segments use many of the same assets. We do not allocate assets by segment and therefore no asset, depreciation and amortization, or capital expenditure by segment information is provided to our chief operating decision maker.

Because Tellabs did not report in segments until the beginning of 2006, we are providing for comparative purposes the following supplemental segment data for the second, third and fourth quarters of 2005:

Revenue

	2005
	2nd Quarter	3rd Quarter	4th Quarter
Broadband products	$247.6	$264.1	$302.1
Transport products	169.7	156.1	175.4
Services	45.2	43.7	43.9
Total revenue	$462.5	$463.9	$521.4

Segment Profit

	2005
	2nd Quarter	3rd Quarter	4th Quarter
Broadband products	$37.4	$48.8	$61.5
Transport products	74.1	76.1	87.2
Services	15.4	10.5	14.4
Total segment profit	$126.9	$135.4	$163.1

11. Subsequent Event

On April 27, 2006, Tellabs’ Board of Directors authorized the removal of the $100 million cap from the share repurchase program it authorized in January 2006 under Rule 10b5-1 of the Securities Exchange Act of 1934. See a further discussion of this program           in Note 6.

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

Prior to 2006, we reported our results of operations based on the Company operating in a single segment. Beginning with the first quarter of 2006, we are reporting operating results for three segments:  Broadband products, Transport products and Services. Under applicable accounting rules, the number of segments in which a company reports is determined by the way the company’s chief operating decision maker (in Tellabs’ case, our CEO) assesses performance and allocates resources. During the first quarter of this year, we began assessing performance on less of a consolidated basis than in previous reporting periods. Specifically, we are focusing on revenue and profitability measures for product and service categories that make up the three segments mentioned above. See a further discussion of our operating segments in Note 10.

The Broadband products segment includes products that enable the delivery of bundled voice, video and high-speed Internet/data services over fiber-based networks and enable service providers to leverage existing infrastructure to integrate Frame Relay, ATM, Ethernet and IP data networks onto a converged MPLS infrastructure. Product offerings include the Tellabs® 1000 multiservice access series, the Tellabs® 1100 multiservice access series and the Tellabs® 1600 optical network terminal series (access products); the Tellabs® 2300 cable telephony distribution system, the Tellabs® 6300 managed transport system and the Tellabs® 8100 managed access system (managed access products); and the Tellabs® 8600 managed edge system and the Tellabs® 8800 multiservice router series (broadband data products). Demand for Broadband products, which are sold globally, is driven primarily by consumer demand for voice, data and video services (referred to as the “triple play”) and for business services for voice and high-speed data.

The Transport products segment includes products that enable service providers to manage bandwidth. Product offerings include the Tellabs® 3000 voice-quality enhancement products, the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 5500NGX transport switch, the Tellabs® 6500 transport switch and the Tellabs® 7100 optical transport system. Demand for these products is driven primarily by end-user demand for wireline and wireless services. Revenue from these products comes primarily from North America.

The Services segment delivers installation, support services and professional consulting to customers of the Transport and Broadband products segments.

RESULTS OF OPERATIONS

We adopted SFAS 123(R) at the beginning of our first quarter of 2006 using the modified prospective method; therefore we did not restate prior periods. Our net earnings in the first quarter of 2006 was $7.1 million lower ($0.01 per basic and $0.02 per diluted share) due to the adoption of this statement. As of March 31, 2006, we had $51.2 million of unrecognized compensation cost related to stock-based compensation awards that we expect to recognize over a weighted-average period of 0.8 years.  See a further discussion of our stock-based compensation awards in Note 3 to our consolidated financial statements.

Revenue

	First Quarter
	2006	2005	Change
Broadband products	$259.7	$228.3	13.8%
Transport products	214.4	173.0	23.9%
Services	40.6	34.3	18.4%
Total revenue	$514.7	$435.6	18.2%

For the first quarter of 2006, our revenue grew 18% to $514.7 million compared with the first quarter of 2005 due to an increase in revenue in all three operating segments. On a geographic basis, North America revenue was 80.0% in the first quarter compared with 74.4% in the comparable period in 2005, with international revenue at 20.0% in the quarter compared with 25.6% in the comparable period in 2005. Margins increased to 47.1% in the first quarter compared with 41.8% in the comparable period of 2005. Overall operating expenses in the first quarter declined by $8.5 million compared with the same quarter in 2005 due to reduced charges for intangible amortization and restructuring and other charges. Net earnings were $52.4 million or $0.11 per share in the first quarter compared with $0.7 million or less than one cent per share in the same period of 2005.

Revenue

Products

Revenue from products increased $72.8 million to $474.1 million in the first quarter of 2006, up from $401.3 million in the first quarter of 2005. The increase in revenue came from both product segments.

Revenue from Transport products increased $41.4 million to $214.4 million in the first quarter of 2006, up from $173.0 million in the comparable quarter of 2005. The increase in Transport products revenue reflects demand from wireless carriers as they continue to build out their networks.

Revenue from Broadband products increased $31.4 million to $259.7 million in the first quarter of 2006 from $228.3 million in the first quarter of 2005. Within the Broadband segment, revenue from fiber access platforms increased due principally to higher volumes of Tellabs® 1600 optical networking terminal (Tellabs® 1600 ONT) and revenue from broadband data products improved due to a larger customer base which reflects the continuing successful rollout of these products. Partially offsetting this increase in the Broadband segment was a decrease in revenue from our managed access systems.

Services

Revenue from Services increased $6.3 million to $40.6 million in the first quarter of 2006, up from $34.3 million in the first quarter of 2005. This increase reflects growth in system installations in the deployment services business as a result of the increased product sales as well as a focused effort on increasing support agreement renewals in the first quarter of 2006.

Gross Margin

	First Quarter
	2006	2005	% Point Change
Consolidated	47.1%	41.8%	5.3%
Products	48.9%	43.5%	5.4%
Services	25.6%	21.0%	4.6%

The 5.3 percentage point increase in consolidated margin is due primarily to a lower cost version of Tellabs® 1600 ONT that was introduced in the second half of 2005 and higher services margins. The higher services margin was due primarily to a more favorable services mix and cost control.

Operating Expenses

	First Quarter			Percent of Revenue
	2006	2005	Change	2006	2005
Research and development	$92.9	$88.8	$4.1	18.0%	20.4%
Sales and marketing	45.0	46.2	(1.2)	8.7%	10.6%
General and administrative	28.1	22.3	5.8	5.5%	5.1%

Subtotal	166.0	157.3	8.7	32.3%	36.1%

Intangible asset amortization	7.0	11.0	(4.0)
Restructuring and other charges	-	13.2	(13.2)
Total Operating Expenses	$173.0	$181.5	$(8.5)

Total operating expenses declined by $8.5 million from the first quarter of 2005 due to reduced charges for intangible amortization and restructuring and other charges. Total operating expenses in the first quarter of 2006 include $9.3 million in stock option expense.

Other Income

	First Quarter
	2006	2005	Change
Interest income, net	$10.5	$5.7	$4.8
Other income (expense), net	1.4	(2.7)	4.1
Total	$11.9	$3.0	$8.9

Interest income, net, increased by $4.8 million in the first quarter of 2006 compared with the first quarter of 2005 due to larger invested balances and higher interest rates. Other income (expense), net, in the first quarter of 2005 includes a $2.0 million loss on marketable securities.

Income Taxes

For the first quarter of 2006, we recorded a tax expense of $28.8 million, compared to a tax expense of $2.7 million for the first quarter of 2005. Our tax expense increased due to higher income earned from both domestic and foreign operations.

Segments

See a further discussion of our operating segments in Note 10.

Revenue

	First Quarter
	2006	2005	Change
Broadband products	$259.7	$228.3	13.8%
Transport products	214.4	173.0	23.9%
Services	40.6	34.3	18.4%
Total revenue	$514.7	$435.6	18.2%

Segment Profit*

	First Quarter
	2006	2005	Change
Broadband products	$21.4	$8.5	151.8%
Transport products	122.8	80.1	53.3%
Services	11.3	7.2	56.9%
Total segment profit	$155.5	$95.8	62.3%

*We define segment profit as gross profit less research and development expense. Segment profit excludes the impact of stock option expense, amortization of purchased deferred stock compensation and intangibles, sales and marketing expenses, general and administrative expenses, and restructuring and other charges.

Broadband Products

Revenue

Revenue from the Broadband segment increased $31.4 million to $259.7 million in the first quarter of 2006, up from $228.3 million in the first quarter of 2005. Continuing customer rollout of their fiber-access programs helped increase revenue from access products to $164.2 million in the first quarter of 2006 from $127.8 million in the first quarter of 2005. Excluding $5 million of pass-through revenue associated with video builds, in the first quarter of 2006 revenue from fiber platforms was approximately 56% of access product revenue, with the balance consisting of copper access platforms. Revenue from managed access products declined to $73.7 million in the first quarter of 2006 from $93.9 million in the first quarter of 2005 due to reduced demand for our Tellabs® 8100 managed access system. Revenue from broadband data products grew to $21.9 million in the first quarter of 2006 from $6.6 million in the first quarter of 2005 on the strength of a larger customer base.

Segment Profit

For the first quarter of 2006, our Broadband segment profit increased to $21.4 million from $8.5 million in the first quarter of 2005 driven by a 13.8% increase in revenue and higher gross margin.

Transport Products

Revenue

Revenue from Transport products increased $41.4 million to $214.4 million in 2006 from $173.0 million in 2005. We saw improvement in our Tellabs® 5500 wide-band cross-connect products driven by demand from wireless customers as they continued to build out their networks. Approximately 30% of first quarter revenue from Tellabs® 5500 wideband cross-connect products came from new systems, system expansions and upgrades, which we believe indicates that our customers continue to invest in this platform. The remaining 70% consisted of port-card equipment growth on installed base and compares with approximately 62% in the first quarter of 2005. We shipped approximately 2.8 million T-1 equivalents during the first quarter of 2006 compared with 1.8 million T-1 equivalents in the first quarter of 2005.

Segment Profit

For the first quarter of 2006, our Transport segment profit increased by 53.3% to $122.8 million, up from $80.1 million in the comparable period of 2005. The increase is primarily due to higher revenue from Tellabs® 5500 systems and tight control over research and development expenses.

Services

Revenue

Revenue from Services increased $6.3 million to $40.6 million in the first quarter of 2006, up from $34.3 million in the first quarter of 2005. The improvement reflects higher revenue from installation services and an increase in revenue from support agreements.

Segment Profit

Services segment profit increased by $4.1 million to $11.3 million in the first quarter of 2006, up from $7.2 million in the first quarter of 2005. The increase in segment profit was largely driven by the increase in Services revenue and higher gross margins.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained our cash, cash equivalents and marketable securities of $1,144.6 million, which decreased by $45.1 million during the quarter. The decrease was driven by a use of cash from financing activities of $54.6 million, which includes $118.4 million for the repurchase of 8.3 million shares of our common stock under our stock repurchase plans, partially offset by $63.8 million in proceeds from the issuance of common stock under option plans. The $54.6 million use of funds was partially offset by $10.1 million in cash generated by our operations.

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

Our current policy is to retain our earnings to provide funds to enhance stockholder value by expanding our business, repurchasing our common stock, for operating activities and other purposes. We do not anticipate paying a cash dividend in the foreseeable future.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, we measure share-based compensation cost at the grant date based on the value of the award which is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires several assumptions, the change in any of which could materially impact our stock-based compensation expense and our results of operations. These assumptions include our stock’s expected volatility, the risk-free interest rate, expected option term and expected dividend yield, in addition to the amount of share-based awards that are expected to be forfeited.

Outlook

Factoring in the seasonality we have historically seen in the second quarter, we are looking for second quarter 2006 revenue to show an increase of 16% to 18% over the second quarter of 2005. We look for second-quarter margins to be around 46% to 47% depending on product and customer mix, including the volume of Tellabs® 1600 ONTs. We look for operating expenses to be flat to down and our tax rate to be approximately the same as it was in the first quarter.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “intend,” “likely,” “will,” “should,” “could,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunication service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; manufacturing efficiencies; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of our Form 10-K for the fiscal year ended December 30, 2005, filed with the SEC on March 14, 2006. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward-looking statements in determining whether to buy, sell or hold any of our securities. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2006, there were no material changes to our market risks disclosure in our Annual Report on Form 10-K for the year ended December 30, 2005.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice. On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit, appealing the dismissal. The appeal was fully briefed and oral argument was heard on January 21, 2005. On January 25, 2006, the Seventh Circuit issued an opinion affirming in part and reversing in part the judgment of the district court, and remanding for further proceedings. On February 8, 2006, defendants filed with the Seventh Circuit a petition for rehearing with suggestion for rehearing en banc. On April 19, 2006, the Seventh Circuit ordered plaintiffs to file an answer to the petition for rehearing, which was filed by the plaintiffs on May 3, 2006.

On April 5, 2006, a class action complaint was filed in the United State District Court of the Northern District of Illinois against Tellabs, Michael Birck, Richard Notebaert (former CEO, President and Director of Tellabs) and current or former Tellabs employees who, during the alleged class period of December 11, 2000 to July 1, 2003, participated on the Tellabs Plan Committee of the Tellabs, Inc. Profit Sharing and Savings Plan (“Plan”). Thereafter, two similar complaints were filed in the United States District Court of the Northern District of Illinois.

The complaints allege that during the alleged class period, the defendants allegedly breached their fiduciary duties under the Employee Retirement Income Security Act by, among other things, continuing to offer Tellabs common stock as a Plan investment option when it was imprudent to do so and allegedly misrepresenting and failing to disclose material information necessary for Plan participants to make informed decisions concerning the Plan. Further, certain of the defendants allegedly failed to monitor the fiduciary activities of the fiduciaries they appointed and certain of the defendants allegedly breached their duty of loyalty by trading Tellabs stock, while taking no protective action on behalf of Plan participants. The defendants are preparing a response to the complaints.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2005. Those risk factors described in that Annual Report could materially adversely affect our business, financial condition or future results. The risks described in that Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price of Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Plans (In Millions)

1/1/06 through 2/3/06	781,974	$12.65	781,974	$197.5
2/4/06 through 3/3/06	6,713,710	14.45	6,713,710	100.5
3/4/06 through 3/31/06	811,600	14.22	811,600	89.0
Total	8,307,284	14.26	8,307,284

In January 2006, our Board of Directors authorized the purchase of up to $100.0 million in shares of our outstanding common stock in compliance with Rule 10b5-1 of the Securities Exchange Act of 1934. We intend to use cash generated by employee stock option exercises (other than those of company officers and board members) to purchase stock under this plan. We will record these repurchased shares as treasury stock. As of March 31, 2006, we have purchased $29.5 million (2.1 million shares) of our common stock under this plan. On April 27, 2006, Tellabs’ Board of Directors authorized the removal of the $100 million cap from this share repurchase program.

In February 2005, our Board of Directors authorized the purchase of up to $300.0 million in shares of our outstanding common stock. We may purchase shares of our common stock from time to time on the open market or in private transactions and record purchases as treasury stock. As of March 31, 2006, we have purchased $281.5 million (30.6 million shares) of our common stock under this plan, including $88.9 million (6.2 million shares) during the first quarter of 2006.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on April 27, 2006. The following directors were re-elected to serve until the annual meeting of stockholders in 2009:

Director	For	Withheld
Bo Hedfors	397,752,364	6,623,062
Michael E. Lavin	397,622,055	6,753,371
Jan H. Suwinski	397,773,097	6,602,329

The following directors continued to hold office after the annual meeting:  Linda Beck, Michael J. Birck, Frank Ianna, Frederick A. Krehbiel, Stephanie Pace Marshall, Krish A. Prabhu and William F. Souders.

In addition, our stockholders voted to approve the proposal to ratify the appointment of Ernst & Young LLP, independent auditors, as our independent auditors for 2006 in accordance with the following vote:

For	Against	Abstain
395,769,593	6,336,093	2,269,740

Item 6. Exhibits

(A) Exhibits

11	Computation of Per Share Earnings
31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.
(Registrant)

/s/ JAMES A. DITE
James A. Dite
Vice President and Controller
(Principal Accounting Officer
and duly authorized officer)

May 9, 2006
(Date)