Form 10-Q
period 2006-06-30
TELLABS INC
filed 2006-08-09
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

YES  ☐   NO  ☒

Common Shares, $0.01 Par Value – 447.7 million shares outstanding on June 30, 2006.

TELLABS, INC.
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Second Quarter		Six Months
In millions, except per-share data	6/30/06	7/1/05	6/30/06	7/1/05
Revenue
Products	$500.6	$417.3	$974.7	$818.6
Services	48.7	45.2	89.3	79.5
	549.3	462.5	1,064.0	898.1
Cost of Revenue
Products	264.5	225.5	506.7	452.1
Services	30.6	29.8	60.8	56.9
	295.1	255.3	567.5	509.0
Gross Profit	254.2	207.2	496.5	389.1

Gross profit as a percentage of revenue	46.3%	44.8%	46.7%	43.3%

Gross profit as a percentage of revenue — products	47.2%	46.0%	48.0%	44.8%
Gross profit as a percentage of revenue — services	37.2%	34.1%	31.9%	28.4%

Operating Expenses
Research and development	91.7	82.9	184.6	171.7
Sales and marketing	45.0	45.4	90.0	91.6
General and administrative	28.5	22.4	56.6	44.7
Intangible asset amortization	7.1	9.2	14.1	20.2
Restructuring and other charges	2.0	1.2	2.0	14.4
	174.3	161.1	347.3	342.6

Operating Earnings	79.9	46.1	149.2	46.5

Other Income
Interest income, net	11.4	6.4	21.9	12.1
Other income (expense), net	(7.4)	(1.7)	(6.0)	(4.4)
	4.0	4.7	15.9	7.7

Earnings Before Income Tax	83.9	50.8	165.1	54.2
Income tax expense	(30.4)	(9.7)	(59.2)	(12.4)
Net Earnings	$53.5	$41.1	$105.9	$41.8

Net Earnings Per Share
Basic	$0.12	$0.09	$0.24	$0.09
Diluted	$0.12	$0.09	$0.23	$0.09

Weighted Average Shares Outstanding
Basic	447.7	447.7	448.8	451.8
Diluted	458.5	451.4	459.6	455.2

Amortization of stock option expense in 2006 and deferred stock compensation in 2006 and 2005 related to acquisitions is included in the following cost and expense categories by period:

Cost of revenue	$1.6	$0.1	$3.0	$0.2
Research and development	5.4	2.5	10.1	5.1
Sales and marketing	2.3	0.1	4.4	0.2
General and administrative	4.2	0.1	8.8	0.2
	$13.5	$2.8	$26.3	$5.7

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

In millions, except share data	6/30/06	12/30/05
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$295.2	$880.8
Investments in marketable securities	922.3	308.9
	1,217.5	1,189.7

Other marketable securities — Cisco stock	206.2	180.8
Accounts receivable, net of returns and allowances of $8.4 and $8.4	374.1	319.4
Inventories
Raw materials	34.4	28.3
Work in process	12.1	11.7
Finished goods	93.8	69.1
	140.3	109.1
Income taxes	8.6	15.9
Miscellaneous receivables and other current assets	48.6	58.1
Total Current Assets	1,995.3	1,873.0

Property, Plant and Equipment
Land	20.5	20.3
Buildings and improvements	201.9	190.5
Equipment	427.2	403.2
	649.6	614.0
Accumulated depreciation	(349.2)	(313.9)
	300.4	300.1
Goodwill	1,113.5	1,111.9
Intangible Assets, Net of Amortization	103.2	117.2
Other Assets	133.6	112.7
Total Assets	$3,646.0	$3,514.9

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$103.8	$97.1
Accrued compensation	62.8	83.8
Restructuring and other charges	7.2	7.2
Income taxes	38.8	28.9
Cisco stock loan	206.2	180.8
Other accrued liabilities	135.4	127.4
Total Current Liabilities	554.2	525.2

Long-Term Restructuring Liabilities	21.1	24.0
Income Taxes	106.0	95.9
Other Long-Term Liabilities	54.8	55.1

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 486,208,478 and 477,045,901 shares issued	4.9	4.8
Additional paid-in capital	1,357.9	1,238.7
Deferred compensation expense	—	(10.9)
Treasury stock, at cost: 38,520,819 and 27,661,859 shares	(479.6)	(322.8)
Retained earnings	1,953.8	1,847.9
Accumulated other comprehensive income	72.9	57.0
Total Stockholders’ Equity	2,909.9	2,814.7
Total Liabilities and Stockholders’ Equity	$3,646.0	$3,514.9

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months
In millions	6/30/06	7/1/05
Operating Activities
Net earnings	$105.9	$41.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	51.6	67.3
Stock-based compensation	33.8	7.1
Deferred income taxes	22.5	(1.6)
Excess tax benefits from stock-based compensation	(15.2)	—
Restructuring and other charges	2.0	14.4
Net changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(58.8)	41.9
Inventories	(33.5)	(28.3)
Miscellaneous receivables and other current assets	13.9	(14.5)
Other assets	18.7	10.7
Accounts payable	7.2	(17.5)
Restructuring and other charges	(4.8)	(16.6)
Other accrued liabilities	(18.3)	(14.9)
Income taxes	(8.7)	5.9
Other long-term liabilities	0.6	9.8
Net Cash Provided by Operating Activities	116.9	105.5

Investing Activities
Capital expenditures	(34.4)	(21.5)
Disposals of property, plant and equipment	0.5	15.0
Payments for purchases of investments	(961.7)	(408.5)
Proceeds from sales and maturities of investments	345.2	438.4
Net Cash (Used for) Provided by Investing Activities	(650.4)	23.4

Financing Activities
Proceeds from issuance of common stock under option plans	81.1	7.7
Repurchase of common stock	(156.8)	(132.6)
Excess tax benefits from stock-based compensation	15.2	—
Net Cash (Used for) Financing Activities	(60.5)	(124.9)
Effect of Exchange Rate Changes on Cash	8.4	(20.3)
Net Decrease in Cash and Cash Equivalents	(585.6)	(16.3)
Cash and Cash Equivalents — Beginning of Year	880.8	292.9
Cash and Cash Equivalents — End of Period	$295.2	$276.6

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

2. Restructuring and Other Charges

During the second quarter, we initiated restructuring activities to reduce costs and better align our resources with our internal needs and our customers’ requirements.  The activities include consolidation of our two order configuration and distribution centers in North America into a single location, and a reduction of headcount in both the Transport and Broadband segments of our business.  Headcount will be reduced by 140 employees and by the end of 2006, and we will close or consolidate two leased facilities as a result of those reductions.  During the second quarter, we recorded $2.4 million of severance and related expenses as part of our workforce reductions.  The total cost is expected to be in a range of $13 to $14 million and includes $3.8 million in severance costs, $9.5 million in facility related charges and $0.2 million in asset disposals.  We expect to save $17.0 million annually, primarily from reduced salaries and related benefits, and lease savings.  In addition, there was a favorable $0.4 million adjustment for previous restructuring plans during the second quarter of 2006 due to a change in estimate of costs to be incurred.

Our previous restructuring plans, initiated in the fourth quarter of 2004 and the first half of 2005, were designed to improve profitability by reducing the combined annual expenditures of Tellabs and Advanced Fibre Communications, Inc. (AFC) (which we acquired on November 30, 2004) by $30 million in 2005 and beyond by reducing annual expenses from other sources (primarily operating expenses) by an additional $15 million.  To reach these goals, we reorganized our operations in Denmark and Finland, outsourced our North American prototype lab and reduced headcount on a smaller scale in other locations.  These actions resulted in charges primarily related to our Broadband products segment.  Implementation of these plans, which is now complete, resulted in workforce reductions, facility closures and asset disposals.  We recorded charges in 2004 and 2005 totaling $16.7 million related to these plans.  Excluding restructuring charges, we achieved cost savings from these plans beginning in the first quarter of 2005.  By the end of 2005, we achieved the goals of these plans.  If we incur any additional charges or credits for our pre-2006 restructuring plans, we do not expect them to be material.

The following table summarizes restructuring and other charges:

	Second Quarter		Six Months
	6/30/06	7/1/05	6/30/06	7/1/05
Severance and other termination benefits	$2.0	$0.5	$2.0	$11.5
Facility and other exit costs	—	0.7	—	2.9
Total restructuring and other charges	$2.0	$1.2	$2.0	$14.4

The following table summarizes our restructuring and other charges activity during the first two quarters of 2006 and the status of the reserves at June 30, 2006:

	Balance at 12/30/05	Charges/ (Reversals)	Cash Payments	Balance at 3/31/06
Facility and other exit costs	$29.7	—	$2.1	$27.6

Severance and other termination benefits	1.5	—	0.6	0.9

Total	$31.2	—	$2.7	$28.5

	Balance at 3/31/06	Charges/ (Reversals)	Cash Payments	Balance at 6/30/06
Facility and other exit costs	$27.6	—	$2.0	$25.6

Severance and other termination benefits	0.9	2.0	0.1	2.8

Total	$28.5	$2.0	$2.1	$28.4

As of December 30, 2005, in addition to the aforementioned restructuring plans and related accruals, we had a $10.0 million accrual remaining for exit costs related to our 2004 acquisition of AFC.  During the second quarter of 2006, this accrual was charged $0.7 million.  Total charges against this accrual were $1.8 million for the first six months of 2006, leaving a balance of $8.2 million at June 30, 2006.  We expect to complete these restructuring plans by the end of 2006, with the exception of lease liabilities that are expected to be fully utilized by the end of 2009.

3. Employee Stock Plans

The Tellabs, Inc. 2004 Incentive Compensation Plan provides for the grant of short-term and long-term incentives, including stock-based compensation awards.  A total of 39,139,977 shares was approved for grant under the plan, of which 26,880,684 remain available for grant at June 30, 2006.  Under the 2004 plan and predecessor plans, we granted awards at market value on the date of grant.  Under the 2005 Tellabs, Inc. Employee Stock Purchase Plan, employees can elect to withhold a portion of their compensation to purchase Tellabs’ common stock at 85% of the stock’s closing price on the date of purchase. Shares are purchased under this 2005 plan in April and October. When shares are issued under these plans they are new shares, not treasury stock.

At the beginning of our first quarter of 2006, we adopted the provisions of SFAS 123(R) requiring us to recognize expense related to the fair value of our stock-based compensation awards.  We elected to use the modified prospective transition method, and therefore have not restated prior periods.  In addition, we eliminated the balance of deferred compensation expense in Stockholders’ Equity against Additional Paid-in-Capital on December 31, 2005, as required by this statement.

Stock Options and Stock Appreciation Rights

Options granted in the first half of 2006 and all of 2005 generally vest ratably over 36 months from the date of the grant.  Options granted in 2004 and 2003 generally become exercisable at a rate of 20% on each of the first two annual anniversaries and 60% on the third anniversary of the grant date. AFC options that converted to Tellabs options on the acquisition date of November 30, 2004, vest over 3 to 4 years.  Options granted but unexercised expire 10 years from the date of grant.

We estimated the fair value of stock options using the Black-Scholes option-pricing model.  This model requires the use of assumptions that will have a significant impact on the fair value estimate.  The following table summarizes the assumptions used to compute the weighted-average fair value of current period stock option grants:

	Six Months
	6/30/06	7/1/05
Expected volatility	43.3%	60.0%
Risk-free interest rate	4.7%	3.8%
Expected term (in years)	4.5	4.2
Expected dividend yield	0.0%	0.0%

We based our calculation of expected volatility on a combination of historical and implied volatility for options granted in the first half of 2006 and on historical volatility for options granted in the first half of 2005.  If we had determined the expected volatility for the first half of 2005 using a combination of historical and implied volatility, the expected volatility would have been 43.8%.  We based the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of option grant, and we estimated the expected term of the options using their vesting period, post-vesting employment termination behavior and historical exercise patterns.

The following is a summary of the activity in our stock options during 2006 and status at the end of the quarter ended June 30, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — beginning of year	55,320,265	$15.90
Granted	1,138,850	14.48
Exercised	(8,860,404)	9.17
Forfeited/expired	(3,448,560)	20.43
Outstanding — end of period	44,150,151	16.86	6.1	$147.8

Exercisable — end of period	28,023,496	21.59	5.1	70.8
Shares expected to vest	43,556,919	16.95	6.1	145.7

Weighted-average fair value of options granted during the period		6.09

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on Tellabs’ closing stock price as of June 30, 2006, which would have been received by the options holders had all options holders exercised their options as of that date.  The aggregate intrinsic value of exercised stock options during the first half of 2006 was $43.0 million.

Tellabs’ plans also provide for the granting of stock appreciation rights (SARs) in conjunction with, or independent of, the stock options under the plans. Our SARs allow the holder to receive in cash the difference between the SAR’s grant price (market value of Tellabs’ stock on the date of grant) and the market value of Tellabs stock on the date the holder exercises the SAR.  The SARs are generally assigned 10-year terms.   SARs generally vest ratably over 36 months from the date of the grant.   At June 30, 2006, there were 60,112 SARs outstanding with exercise prices that ranged from $4.07 to $70.06.  The weighted-average price of the 15,900 SARs granted in the first half of 2006 was $15.00 and the weighted average price of the 3,000 SARs granted in the first half of 2005 was $7.07.

As of June 30, 2006, we had $39.9 million of unrecognized compensation cost related to stock options and SARs that we expect to recognize over a weighted-average period of one year.

Restricted Stock

We granted 124,606 restricted shares in the first half of 2006 and 223,500 restricted shares in the first half of 2005.  Of the 124,606 shares granted in the first half of 2006, 62,000 vest over a two-year period and 62,606 vest over a one-year period.   Of the 223,500 shares granted in the first half of 2005, 213,500 vest over a two-year period and 10,000 vests over a one-year period.  We generally recognize compensation cost on a straight-line basis over the vesting periods, which range from one to three years, based on the market price of Tellabs’ stock on the date of grant.  Compensation expense for restricted stock was $4.5 million in the first half 2006 and $1.5 million in the first half of 2005.  The weighted-average issuance price of restricted stock granted in the first half of 2006 was $13.43 per share and the weighted-average issuance price of restricted stock granted in the first half of 2005 was $7.65 per share.  Our non-vested stock award activity for the first half of 2006 follows:

	Six Months 06/30/06
	Shares	Weighted- Average Grant Date FairValue
Non-vested — beginning of year	1,287,677	$8.67
Granted	124,606	13.43
Vested	(189,353)	8.24
Forfeited	(36,139)	8.76
Non-vested — end of period	1,186,791	9.23

As of June 30, 2006, we had $2.0 million of unrecognized compensation cost related to restricted stock that we expect to recognize over a weighted-average period of 0.5 years.

Employee Stock Purchase Plan

Under the 2005 Tellabs, Inc. Employee Stock Purchase Plan, 218,178 shares of common stock were purchased during the first half of 2006 at an average price of $13.47, and no shares were purchased under the plan during the first half of 2005.  As of June 30, 2006, we had 9,559,344 shares available for purchase.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, stock appreciation rights, restricted stock and our employee stock purchase plan:

	Second Quarter	Six Months
	6/30/06	6/30/06
Cost of revenue — products	$0.6	$1.2
Cost of revenue — services	1.3	2.4
Research and development	6.2	11.7
Sales and marketing	2.7	5.3
General and administrative	5.2	10.7
Stock-based compensation expense before income taxes	16.0	31.3
Income tax benefit	4.7	8.9
Total stock-based compensation expense after income taxes	$11.3	$22.4

Due to the adoption of SFAS 123(R), our net earnings in the second quarter of 2006 were $7.4 million lower or $0.02 per basic and $0.01 per diluted share, and our net earnings for the first six months of 2006 were $14.5 million lower or $0.03 per share (basic and diluted).  Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation plans under Accounting Principles Board Opinion No. 25.  If compensation cost for our stock-based compensation plans had been determined using the fair value at the grant dates for awards under those plans consistent with the method required by SFAS No. 123(R) for our second quarter of 2005, our net earnings and net earnings per share would have been as follows:

	Second Quarter	Six Months
	07/01/05	07/01/05
Net earnings as reported	$41.1	$41.8
Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	3.6	7.1

Less: total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(14.0)	(44.5)

Pro forma net earnings	$30.7	$4.4

Net earnings per share:
As reported	$0.09	$0.09
Pro forma basic and diluted	$0.07	$0.01

4. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for our retiree medical plan:

	Second Quarter		Six Months
	6/30/06	7/1/05	6/30/06	7/1/05
Service cost	$0.2	$0.3	$0.5	$0.6
Interest cost	0.2	0.1	0.3	0.3
Expected return on plan assets	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of prior service cost	0.1	—	$0.1	—
Net periodic benefit cost	$0.4	$0.3	$0.7	$0.7

Based on the current funding of the plan, we do not expect to contribute to the plan in 2006.

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

Our estimate of warranty liability involves many factors, including the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim.  We periodically assess the adequacy of our recorded warranty liability and adjust the amounts as necessary.  We classify the portion of our warranty liability that we expect to incur in the next 12 months as a current liability.  We classify the portion of our warranty liability that we expect to incur more than 12 months in the future as a long-term liability.  Our product warranty liabilities are as follows:

	Second Quarter		Six Months
	06/30/06	7/1/05	6/30/06	7/1/05
Balance — beginning of period	$52.1	$42.2	$49.2	$41.1
Accruals for product warranties issued	3.5	9.8	12.8	17.5
Settlements	(6.9)	(5.1)	(13.3)	(11.7)
Balance — end of period	$48.7	$46.9	$48.7	$46.9

Balance sheet classification — end of period
Other accrued liabilities			$28.0	$28.5
Other long-term liabilities			20.7	18.4
Total product warranty liabilities			$48.7	$46.9

6. Repurchases of Common Stock

On April 27, 2006, Tellabs’ Board of Directors authorized the removal of the $100.0 million cap from the share repurchase program it authorized in January 2006 under Rule 10b5-1 of the Securities Exchange Act of 1934.  We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to purchase stock under this plan.  We will record these repurchased shares as treasury stock. As of  June 30, 2006, we have purchased 3.3 million shares of our common stock under this plan at a total cost of $49.7 million including $20.2 million (1.2 million shares) in the second quarter of 2006.

In February 2005, our Board of Directors authorized the purchase of up to $300.0 million of our outstanding common stock.  We may purchase shares of our common stock from time to time on the open market or in private transactions and record purchases as treasury stock.  As of June 30, 2006, we have purchased 31.8 million shares of our common stock under this plan at a total cost of $298.7 million including $17.2 million (1.2 million shares) in the second quarter of 2006.

7. Comprehensive Income (Loss)

Comprehensive income (loss) is an expression of our net earnings (loss) in the consolidated statements of operations, adjusted for foreign-currency translation adjustments, net unrealized gains or losses on available-for-sale securities and fair value adjustments of cash flow hedges.  Our comprehensive income (loss) for the second quarter and year to date of 2006 was as follows:

	Second Quarter		Six Months
	06/30/06	7/1/05	6/30/06	7/1/05
Net Earnings	$53.5	$41.1	$105.9	$41.8
Other comprehensive income (loss):
Cumulative translation adjustment	12.6	(34.9)	16.9	(62.8)
Unrealized net gain (loss) on available-for-sale-securities	(7.1)	2.5	(0.9)	—
Fair value adjustments of cash flow hedges	(0.1)	(0.4)	(0.1)	(0.4)

Comprehensive income (loss)	$58.9	$8.3	$121.8	$(21.4)

8. Derivative Financial Instruments

We enter into foreign-exchange forward and option contracts with maturities of less than 12 months to mitigate the impact of currency fluctuations on existing foreign currency asset and liability balances.  In addition, in 2005 we started using foreign-exchange forward and option contracts of less than 12 months to reduce the risk to earnings and cash flows associated with anticipated foreign currency net expenditures.  We record all derivatives on the balance sheet at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

In regard to the cash flow hedges, we calculate each hedge’s effectiveness quarterly, excluding time value.  We determine a forward contract’s effectiveness by comparing the cumulative change in the fair value on a spot-to-spot rate basis with the spot-to-spot rate cumulative change in the anticipated transaction.  We record the effective portion of the hedge in Other Comprehensive Income (OCI).  Similarly, we calculate an option contract’s effectiveness by comparing cumulative changes in the contract’s intrinsic value on a spot-rate basis with cumulative losses in value of the anticipated transaction measured on a spot-rate basis.  When we recognize the hedged revenue transaction to income, the total change in the hedges effective value, which we accumulate in other comprehensive income, we reclassify to operating expense.  We record any ineffectiveness, along with the excluded time value of the forward and option contracts, in Other Income (Expense), Net.  We reclassify the gains or losses on the related cash flow hedges from Other Comprehensive Income (OCI) to Other Income (Expense), Net at the time it becomes probable that a hedged anticipated transaction will not occur.  Cash flow hedges had a loss of $0.1 million on OCI in the second quarter of 2006.

We also manage the foreign currency risk associated with foreign currency denominated assets and liabilities using foreign-exchange forward contracts.  We recognize changes in the fair value of these derivatives in the Other Income (Expense), Net caption in our Consolidated Statements of Income to mitigate the impact of remeasurement gains and losses associated with the foreign currency denominated assets and liabilities.

9. Income Taxes

We recorded income tax expense of $30.4 million for the second quarter and $59.2 million for the first six months of 2006, resulting in effective tax rates of 36.3% and 35.9% respectively.  Our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to earnings from foreign operations taxed at different rates and the impact of state income taxes.  Additionally, our tax expense and effective tax rate for the second quarter reflects the impact of a $3.7 million valuation allowance established against the tax benefit of a capital loss recognized during the quarter.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation.  The method also determines the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

10. Operating Segments

Prior to 2006, we reported our results of operations based on us operating in a single segment. Beginning with the first quarter of 2006, we are reporting operating results for three segments:  Broadband products, Transport products and Services. Under applicable accounting rules, the number of segments in which a company reports is determined by the way the company’s chief operating decision maker (in Tellabs’ case, our CEO) assesses performance and allocates resources. During the first quarter of this year, we began assessing performance on less of a consolidated basis than in previous reporting periods. Specifically, we are focused on revenue and profitability measures for product and service categories that make up the three segments mentioned above.

The Broadband products segment includes products that enable the delivery of bundled voice, video and high-speed Internet/data services over fiber-based networks that enable service providers to leverage existing infrastructure to integrate Frame Relay, ATM, Ethernet and IP data networks onto a converged MPLS infrastructure.  Product offerings include the Tellabs® 1000 multiservice access series, the Tellabs® 1100 multiservice access series and the Tellabs® 1600 optical network terminal series (access products); the Tellabs® 2300 cable telephony distribution system, the Tellabs® 6300 managed transport system and the Tellabs® 8100 managed access system (managed access products); and the Tellabs® 8600 managed edge system and the Tellabs® 8800 multiservice router series (broadband data products).

The Transport products segment includes products that enable service providers to manage bandwidth.  Product offerings include the Tellabs® 3000 voice-quality enhancement products, the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 5500NGX transport switch, the Tellabs® 6500 transport switch and the Tellabs® 7100 optical transport system.

The Services segment delivers installation, support services and professional consulting to customers of the Broadband and Transport product segments.

We define segment profit as gross profit less research and development expense.  Segment profit excludes the impact of stock option expense, amortization of purchased deferred stock compensation and intangibles, sales and marketing expenses, general and administrative expenses, and restructuring and other charges.

Financial information for each operating segment is as follows:

Revenue

	Second Quarter		Six Months
	06/30/06	7/1/05	06/30/06	7/1/05
Broadband products	$298.4	$247.6	$558.1	$475.9
Transport products	202.2	169.7	416.6	342.7
Services	48.7	45.2	89.3	79.5
Total revenue	$549.3	$462.5	$1,064.0	$898.1

Segment Profit and Reconciliation to Operating Earnings

	Second Quarter		Six Months
	06/30/06	7/1/05	06/30/06	7/1/05
Broadband products	$38.1	$37.4	$59.5	$45.9
Transport products	112.1	74.1	234.9	154.2
Services	19.3	15.4	30.6	22.6
Total segment profit	169.5	126.9	325.0	222.7
Sales and marketing expenses	(45.0)	(45.4)	(90.0)	(91.6)
General and administrative expenses	(28.5)	(22.4)	(56.6)	(44.7)
Stock option expense and deferred stock compensation not included in segment profit	(7.0)	(2.6)	(13.1)	(5.3)
Intangible asset amortization	(7.1)	(9.2)	(14.1)	(20.2)
Restructuring and other charges	(2.0)	(1.2)	(2.0)	(14.4)
Operating earnings	$79.9	$46.1	$149.2	$46.5

Our segments use many of the same assets.  For internal reporting purposes, we do not allocate assets by segment and therefore no asset, depreciation and amortization, or capital expenditure by segment information is provided to our chief operating decision maker.

Segment Goodwill

Prior to 2006, we reported our results of operations based on us operating in a single segment. Beginning with the first quarter of 2006, we reported operating results for three segments: Broadband products, Transport products and Services.  For purpose of evaluation, we tested each operating segment for possible goodwill impairment by comparing each segment’s net book value to fair value in accordance with FAS 142, Goodwill and Other Intangible Assets.  As each operating segment’s fair value was greater than its net book value and no other impairment indicators existed, further impairment tests were not deemed necessary and no impairment loss was recorded.  The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment.  In estimating the fair value of the operating segments for the purpose of this analysis, we made estimates and judgments about the future

cash flows of our operating segments.   Although we base our cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage the underlying operating segments, there is significant judgment in determining the cash flows attributable to these operating segments.

A breakdown of goodwill for each operating segment follows:

6/30/06
Broadband products	$595.5
Transport products	395.1
Services	122.9
Total	$1,113.5

11. Subsequent Event - Stock Repurchase Program

On July 31, 2006, we announced that our Board of Directors authorized a new share repurchase program permitting us to repurchase up to $300 million of our outstanding common stock.  We will record the total cost to repurchase shares as treasury stock.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Introduction and Overview of Business

Tellabs designs, develops, deploys and supports telecommunications networking products around the world.  We generate revenue principally through the sale of telecommunications products, both as stand-alone products and as elements of integrated systems, to many of the world’s largest telecommunications service providers. In addition, we generate revenue by providing installation and professional services related primarily to our own products and systems.

Prior to 2006, we reported our results of operations based on us operating in a single segment.  Beginning with the first quarter of 2006, we are reporting operating results for three segments:  Broadband products, Transport products and Services.

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

The Services segment delivers installation, support services and professional consulting to customers of the Broadband and Transport products segments.

RESULTS OF OPERATIONS

For the second quarter of 2006, our revenue grew 18.8% to $549.3 million compared with the second quarter of 2005 and year-to-date revenue for 2006 increased by 18.5% to $1,064.0 million with all three segments contributing to the increase. On a geographic basis, North American revenue was 77.4% in the quarter, up 3.5 percentage points from a year ago, making international revenue 22.6%. The six month geographic basis saw a similar shift with North American revenue at 78.7%, up 4.5 percentage points from a year ago, making international revenue 21.3%. Margins increased to 46.3% in the second quarter compared with 44.8% in the second quarter of 2005. On a six-month basis, margins were up 3.4 percentage points to 46.7%. Overall operating expenses increased by $13.2 million over the second quarter of 2005 and $4.7 million over the first six months of 2005. Net earnings for the quarter were $53.5 million or $0.12 per share (basic and diluted) compared with $41.1 million or $0.09 per share (basic and diluted) in the same period of 2005. Net earnings for the six-month period were $105.9 million or $0.24 per basic and $0.23 per diluted share, compared with $41.8 million or $0.09 per share (basic and diluted) in the first six months of 2005.

We adopted SFAS 123(R) at the beginning of the first quarter of 2006 using the modified prospective method, therefore we did not restate prior periods. Our net earnings in the second quarter of 2006 were $7.4 million lower or $0.02 per basic and $0.01 per diluted share due to the adoption of this statement and $14.5 million lower or $0.03 per share (basic and diluted) in the first six months of 2006. As of June 30, 2006, we had $41.9 million of unrecognized compensation cost related to stock-based compensation awards that we expect to recognize over a weighted-average period of one year. See a further discussion of our stock-based compensation awards in Note 3 to our consolidated financial statements.

Revenue (in millions)

	Second Quarter			Six Months
	2006	2005	Change	2006	2005	Change
Broadband products	$298.4	$247.6	20.5%	$558.1	$475.9	17.3%
Transport products	202.2	169.7	19.2%	416.6	342.7	21.6%
Services	48.7	45.2	7.7%	89.3	79.5	12.3%
Total revenue	$549.3	$462.5	18.8%	$1,064.0	$898.1	18.5%

Revenue from Broadband products increased $50.8 million to $298.4 million in the second quarter of 2006 from $247.6 million in the second quarter of 2005.  Within the Broadband segment, revenue from fiber-access platforms increased due principally to higher volumes of Tellabs® 1600 optical networking terminal (Tellabs® 1600 ONT).  Revenue from broadband data products improved due to a larger customer base, which reflects the continuing successful rollout of these products.  Partially offsetting this increase in the Broadband segment was a decrease in revenue from managed access systems.

Revenue from Transport products increased $32.5 million to $202.2 million in the second quarter of 2006, up from $169.7 million in the comparable quarter of 2005.  The increase in Transport products revenue reflects the strong demand for increased bandwidth from wireless carriers as they continue to build out their network infrastructure to meet changing user needs.

Revenue from Services increased $3.5 million to $48.7 million in the second quarter of 2006, up from $45.2 million in the second quarter of 2005.  This increase reflects growth in support and professional services primarily due to focused efforts on increasing support agreement renewals and selling professional services.

Gross Margin

	Second Quarter			Six Months
	2006	2005	% Point Change	2006	2005	% Point Change
Consolidated	46.3%	44.8%	1.5%	46.7%	43.3%	3.4%
Products	47.2%	46.0%	1.2%	48.0%	44.8%	3.2%
Services	37.2%	34.1%	3.1%	31.9%	28.4%	3.5%

Product gross profit for the second quarter increased by $44.3 million or 23.1% and $101.5 million or 27.7% for the first six months of 2006 compared with the year-ago periods of 2005 due to higher product revenue.  In addition, product margins increased in both periods due to lower product costs and a revenue mix that favored higher margin products.

Gross profit from services increased slightly in both the quarter and year-to-date periods compared with the same periods in 2005 due to revenue growth, and a revenue mix that favored higher margin services.

Operating Expenses (in millions)

	Second Quarter			Percent of Revenue
	2006	2005	Change	2006	2005
Research and development	$91.7	$82.9	$8.8	16.7%	17.9%
Sales and marketing	45.0	45.4	(0.4)	8.2%	9.8%
General and administrative	28.5	22.4	6.1	5.2%	4.8%

Subtotal	165.2	150.7	14.5	30.1%	32.6%

Intangible asset amortization	7.1	9.2	(2.1)
Restructuring and other charges	2.0	1.2	0.8
Total Operating Expenses	$174.3	$161.1	$13.2

	Six Months			Percent of Revenue
	2006	2005	Change	2006	2005
Research and development	$184.6	$171.7	$12.9	17.3%	19.1%
Sales and marketing	90.0	91.6	(1.6)	8.5%	10.2%
General and administrative	56.6	44.7	11.9	5.3%	5.0%

Subtotal	331.2	308.0	23.2	31.1%	34.3%

Intangible asset amortization	14.1	20.2	(6.1)
Restructuring and other charges	2.0	14.4	(12.4)
Total Operating Expenses	$347.3	$342.6	$4.7

Total operating expenses include $9.9 million of stock option expense in the second quarter of 2006 and $19.2 million in the first six months of 2006.  There was no stock option expense in the comparable periods in 2005.  The restructuring expenses of $2.0 million in the second quarter of 2006 were due to a reduction in workforce to better align our resources with our current financial model.  See a further discussion of our restructuring activity in Note 2 to our consolidated financial statements.

Other Income (in millions)

	Second Quarter			Six Months
	2006	2005	Change	2006	2005	Change
Interest income, net	$11.4	$6.4	$5.0	$21.9	$12.1	$9.8
Other income (expense), net	(7.4)	(1.7)	(5.7)	(6.0)	(4.4)	(1.6)
Total	$4.0	$4.7	$(0.7)	$15.9	$7.7	$8.2

Interest income, net increased by $5.0 million in the second quarter of 2006 compared with the second quarter of 2005 due to larger invested balances and higher interest rates.  Other income (expense), net, in the second quarter of 2006 includes a $3.3 million loss for foreign exchange, compared with a $0.7 million gain in the second quarter of 2005.  Other-than-temporary impairments related to long-term investments accounted for a $4.6 million loss in the second quarter of 2006 and a $3.8 million loss in the comparable period in 2005.

Income Taxes

We recorded income tax expense of $30.4 million for the second quarter of 2006 compared with $9.7 million in the second quarter of 2005 and $59.2 million for the first six months of 2006 compared with $12.4 million for the first six months of 2005.  Our tax expense increased due to higher income earned from both domestic and foreign operations and the impact of a $3.7 million valuation allowance established against the tax benefit of a capital loss recognized during the quarter.  Additionally, during 2005 our tax expense was favorably impacted by the release of valuation allowances maintained against deferred tax assets resulting from the utilization of domestic net operating loss carry forwards.

Segments

Revenue (in millions)

	Second Quarter			Six Months
	2006	2005	Change	2006	2005	Change
Broadband products	$298.4	$247.6	20.5%	$558.1	$475.9	17.3%
Transport products	202.2	169.7	19.2%	416.6	342.7	21.6%
Services	48.7	45.2	7.7%	89.3	79.5	12.3%
Total revenue	$549.3	$462.5	18.8%	$1,064.0	$898.1	18.5%

Segment Profit* (in millions)

	Second Quarter			Six Months
	2006	2005	Change	2006	2005	Change
Broadband products	$38.1	$37.4	1.9%	$59.5	$45.9	29.6%
Transport products	112.1	74.1	51.3%	234.9	154.2	52.3%
Services	19.3	15.4	25.3%	30.6	22.6	35.4%
Total segment profit	$169.5	$126.9	33.6%	$325.0	$222.7	45.9%

*We define segment profit as gross profit less research and development expense.  Segment profit excludes the impact of stock option expense, amortization of purchased deferred stock compensation and intangibles, sales and marketing expenses, general and administrative expenses, and restructuring and other charges.

Broadband Products

Revenue

Revenue from the Broadband segment increased $50.8 million to $298.4 million in the second quarter of 2006, up from $247.6 million in the second quarter of 2005.  Continuing customer rollout of fiber-access programs helped increase revenue from access products to a record $189.8 million in the second quarter of 2006 from $143.4 million in the second quarter of 2005.  Excluding $4.1 million of pass-through revenue associated with video builds, in the second quarter of 2006 revenue from fiber platforms was approximately 58% of access product revenue, with the balance consisting of copper-access platforms.  Revenue from managed access products declined to $86.3 million in the second quarter of 2006 from $95.6 million in the second quarter of 2005 due to reduced shipments of the Tellabs® 8100 managed access system.  Revenue from broadband data products grew to $22.3 million in the second quarter of 2006 from $8.6 million in the second quarter of 2005 on the strength of a larger customer base.

Segment Profit

For the second quarter of 2006, our Broadband segment profit increased to $38.1 million from $37.4 million in the second quarter of 2005 as lower cost to build our Tellabs® 1600 ONT broadband access product was offset by a less favorable product mix and higher research and development expenses.

Transport Products

Revenue

Revenue from Transport products increased $32.5 million to $202.2 million in 2006 from $169.7 million in 2005.  Revenue from Tellabs® 5500 wideband cross-connect products improved, driven by demand from wireless customers as they continued to build out their networks.  Approximately 30% of second quarter revenue from Tellabs® 5500 wideband cross-connect products came from new systems, system expansions and upgrades, which we believe indicates that our customers continue to invest in this platform.  The remaining 70% consisted of port-card equipment growth on the installed base compared with approximately 66% in the second quarter of 2005.  We shipped approximately 2.7 million T-1 equivalents during the second quarter of 2006 compared with 1.9 million T-1 equivalents in the second quarter of 2005.

Segment Profit

For the second quarter of 2006, our Transport segment profit increased by 51.3% to $112.1 million, up from $74.1 million in the comparable period of 2005.  The increase is primarily due to higher revenue from Tellabs® 5500 systems.

Services

Revenue

Revenue from Services increased $3.5 million to $48.7 million in the second quarter of 2006, up from $45.2 million in the second quarter of 2005.  The improvement reflects an increase in revenue from support agreements and professional services.

Segment Profit

Services segment profit increased by $3.9 million to $19.3 million in the second quarter of 2006, up from $15.4 million in the second quarter of 2005.  The increase in segment profit was driven largely by the increase in support agreements and professional services revenue.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained our cash, cash equivalents and marketable securities of $1,217.5 million, which increased by $72.9 million during the quarter and $27.8 million since year-end.  The increase in the second quarter was driven by cash from operating activities of $106.8 million, while the year-to-date increase reflects an increase of cash from operating activities of $116.9 million.  During the second quarter of 2006, we repurchased $37.3 million or 2.5 million shares of our common stock and on a year-to-date basis, we repurchased $155.8 million or 10.8 million shares.

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

On July 31, 2006, we announced that our Board of Directors authorized a new share repurchase program permitting us to repurchase up to $300 million of our outstanding common stock.

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

Outlook

For the third quarter we expect revenue to be up between 10% to 15% above third quarter 2005 revenue, which would place third quarter 2006 revenue in a range between $510 million and $535 million.  We anticipate the third quarter margin, excluding equity based compensation expense, to be in the range between 46% and 47% depending on product and services mix.  For the third quarter of 2006, we are targeting operating expenses to be flat to slightly down, excluding equity based compensation expense, amortization of purchased intangibles and restructuring and other charges.  For the balance of 2006, we expect our annual tax rate to be approximately 35%.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “intend,” “likely,” “will,” “should,” “could,” “may,” “would,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunications service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of our Form 10-K for the fiscal year ended December 30, 2005, filed with the SEC on March 14, 2006. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on forward-looking statements in determining whether to buy, sell or hold any of our securities. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2006, there were no material changes to our market risks disclosure in our Annual Report on Form 10-K for the year ended December 30, 2005.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes during the period covered by this Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety.  On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead.  On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint.  We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint.  On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice.  On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit, appealing the dismissal.  The appeal was fully briefed and oral argument was heard on January 21, 2005.  On January 25, 2006, the Seventh Circuit issued an opinion affirming in part and reversing in part the judgment of the district court, and remanding for further proceedings.  On February 8, 2006, defendants filed with the Seventh Circuit a petition for rehearing with suggestion for rehearing en banc.  On April 19, 2006, the Seventh Circuit ordered plaintiffs to file an answer to the petition for rehearing, which was filed by the plaintiffs on May 3, 2006.  On July 10, 2006, the Seventh Circuit denied the petition for rehearing with a minor modification to its opinion.

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

The complaints allege that during the alleged class period, the defendants allegedly breached their fiduciary duties under the Employee Retirement Income Security Act by, among other things, continuing to offer Tellabs common stock as a Plan investment option when it was imprudent to do so and allegedly misrepresenting and failing to disclose material information necessary for Plan participants to make informed decisions concerning the Plan.  Further, certain of the defendants allegedly failed to monitor the fiduciary activities of the fiduciaries they appointed and certain of the defendants allegedly breached their duty of loyalty by trading Tellabs stock, while taking no protective action on behalf of Plan participants.  The complaints seek restitution, damages and other relief. The defendants are preparing a response to the complaints.

In addition to matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our results of operations, financial position or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price of Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Plans (In Millions)

1/1/06 through 2/3/06	781,974	$12.65	781,974	$197.5
2/4/06 through 3/3/06	6,713,710	14.45	6,713,710	100.5
3/4/06 through 3/31/06	811,600	14.22	811,600	89.0
4/1/06 through 5/5/06	910,840	15.99	910,840	N/A
5/6/06 through 6/2/06	1,404,576	14.45	1,404,576	N/A
6/3/06 through 6/30/06	170,156	14.65	170,156	N/A
Total	10,792,856	14.43	10,792,856

In January 2006, our Board of Directors authorized the purchase of up to $100.0 million in shares of our outstanding common stock in compliance with Rule 10b5-1 of the Securities Exchange Act of 1934.  We intend to use cash generated by employee stock option exercises (other than those of company officers and board members) to purchase stock under this plan.  We will record these repurchased shares as treasury stock.  On April 27, 2006, Tellabs’ Board of Directors authorized the removal of the $100 million cap from this share repurchase program.  As of June 30, 2006, we have purchased $49.7 million (3.3 million shares) of our common stock under this plan, including $20.1 million (1.3 million shares) in the second quarter of 2006.

In February 2005, our Board of Directors authorized the purchase of up to $300.0 million in shares of our outstanding common stock.  We may purchase shares of our common stock from time to time on the open market or in private transactions and record purchases as treasury stock.  As of June 30, 2006, we have purchased $298.7 million (31.8 million shares) of our common stock under this plan, including $17.2 million (1.2 million shares) in the second quarter of 2006.

On July 31, 2006 we announced that our Board of Directors authorized a new share repurchase program permitting us to repurchase up to $300 million of our outstanding common stock.  We will record the total cost to repurchase shares as treasury stock

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on April 27, 2006.  The results of that meeting and related disclosures can be found in Part II, “Item 4.  Submission of Matters to a Vote of Security Holders” in our Form 10-Q for the quarter ended March 31, 2006.

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

August 8, 2006
(Date)