Form 10-Q
period 2006-09-29
TELLABS INC
filed 2006-11-07
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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

Common Shares, $0.01 Par Value – 441,783,822 shares outstanding on October 27, 2006.

TELLABS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Third Quarter		Nine Months
In millions, except per-share data	9/29/06	9/30/05	9/29/06	9/30/05
Revenue
Products	$476.1	$420.2	$1,450.8	$1,238.8
Services	46.4	43.7	135.7	123.2

	522.5	463.9	1,586.5	1,362.0
Cost of Revenue
Products	239.3	213.0	746.0	665.1
Services	29.5	33.2	90.3	90.1

	268.8	246.2	836.3	755.2

Gross Profit	253.7	217.7	750.2	606.8

Gross profit as a percentage of revenue	48.6%	46.9%	47.3%	44.6%

Gross profit as a percentage of revenue - products	49.7%	49.3%	48.6%	46.3%
Gross profit as a percentage of revenue - services	36.4%	24.0%	33.5%	26.9%

Operating Expenses
Research and development	89.6	84.7	274.2	256.4
Sales and marketing	43.5	42.2	133.5	133.8
General and administrative	27.7	25.2	84.3	69.9
Intangible asset amortization	6.5	7.9	20.6	28.1
Restructuring and other charges	(0.1)	(0.2)	1.9	14.2

	167.2	159.8	514.5	502.4

Operating Earnings	86.5	57.9	235.7	104.4

Other Income
Interest income, net	11.3	6.8	33.2	18.9
Other income (expense), net	(1.0)	0.8	(7.0)	(3.6)

	10.3	7.6	26.2	15.3

Earnings Before Income Tax	96.8	65.5	261.9	119.7
Income tax expense	(37.7)	(23.6)	(96.9)	(36.0)

Net Earnings	$59.1	$41.9	$165.0	$83.7

Net Earnings Per Share
Basic	$0.13	$0.09	$0.37	$0.19

Diluted	$0.13	$0.09	$0.36	$0.18

Weighted Average Shares Outstanding
Basic	445.5	447.8	447.7	450.4

Diluted	451.2	453.2	456.9	454.5

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	9/29/06 (Unaudited)	12/30/05
In millions, except share data
Assets
Current Assets
Cash and cash equivalents	$124.6	$880.8
Investments in marketable securities	1,106.4	308.9

	1,231.0	1,189.7
Other marketable securities - Cisco stock	242.7	180.8
Accounts receivable, net of returns and allowances of $7.6 and $8.4	378.5	319.4
Inventories
Raw materials	38.3	28.3
Work in process	11.3	11.7
Finished goods	105.9	69.1

	155.5	109.1
Income taxes	27.9	15.9
Miscellaneous receivables and other current assets	50.4	58.1

Total Current Assets	2,086.0	1,873.0

Property, Plant and Equipment
Land	20.6	20.3
Buildings and improvements	203.0	190.5
Equipment	427.9	403.2

	651.5	614.0
Accumulated depreciation	(355.2)	(313.9)

	296.3	300.1
Goodwill	1,113.5	1,111.9
Intangible Assets, Net of Amortization	96.7	117.2
Other Assets	133.5	112.7

Total Assets	$3,726.0	$3,514.9

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$84.9	$97.1
Accrued compensation	66.0	83.8
Restructuring and other charges	6.3	7.2
Income taxes	84.5	28.9
Cisco stock loan	242.7	180.8
Other accrued liabilities	133.4	127.4

Total Current Liabilities	617.8	525.2

Long-Term Restructuring Liabilities	19.5	24.0
Income Taxes	114.7	95.9
Other Long-Term Liabilities	55.6	55.1

Stockholders' Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 487,933,877 and 477,045,901 shares issued	4.9	4.8
Additional paid-in capital	1,376.1	1,238.7
Deferred compensation expense	—	(10.9)
Treasury stock, at cost: 46,282,738 and 27,661,859 shares	(558.4)	(322.8)
Retained earnings	2,012.9	1,847.9
Accumulated other comprehensive income	82.9	57.0

Total Stockholders' Equity	2,918.4	2,814.7

Total Liabilities and Stockholders' Equity	$3,726.0	$3,514.9

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months
In millions	9/29/06	9/30/05
Operating Activities
Net earnings	$165.0	$83.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	76.9	96.5
Stock-based compensation	43.7	11.7
Deferred income taxes	65.9	(2.5)
Excess tax benefits from stock-based compensation	(16.2)	—
Restructuring and other charges	1.9	14.2
Net changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(62.4)	(15.3)
Inventories	(48.0)	(1.1)
Miscellaneous receivables and other current assets	(6.0)	4.7
Other assets	22.2	(1.2)
Accounts payable	(13.4)	(16.3)
Restructuring and other charges	(7.3)	(22.2)
Other accrued liabilities	(19.3)	(60.7)
Income taxes	(0.9)	31.2
Other long-term liabilities	0.5	18.6

Net Cash Provided by Operating Activities	202.6	141.3

Investing Activities
Capital expenditures	(49.4)	(35.3)
Disposals of property, plant and equipment	1.4	16.0
Payments for purchases of investments	(1,313.5)	(568.5)
Proceeds from sales and maturities of investments	520.0	947.9

Net Cash (Used For) Provided by Investing Activities	(841.5)	360.1

Financing Activities
Proceeds from issuance of common stock under option plans	88.4	32.8
Repurchase of common stock	(233.1)	(157.5)
Excess tax benefits from stock-based compensation	16.2	—

Net Cash (Used for) Financing Activities	(128.5)	(124.7)
Effect of Exchange Rate Changes on Cash	11.2	(29.4)

Net (Decrease) Increase in Cash and Cash Equivalents	(756.2)	347.3
Cash and Cash Equivalents - Beginning of Year	880.8	292.9

Cash and Cash Equivalents - End of Period	$124.6	$640.2

The accompanying notes are an integral part of these statements.

TELLABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IN MILLIONS EXCEPT SHARE AND PER-SHARE DATA

1. Basis of Presentation

We prepared our accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim financial statements, the requirements of Form 10-Q and applicable rules of Regulation S-X. Therefore, they do not include all disclosures normally required by generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein are to be read in conjunction with our Annual Report on Form 10-K for the year ended December 30, 2005.

In our opinion, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

2. New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. We will adopt FIN 48 on its effective date. Currently, we are not able to estimate the impact FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157), which defines fair value, creates a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 on its effective date. Currently, we are not able to estimate the impact SFAS 157 will have on our financial statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. The changes in funded status of the plan must be recognized through comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. We will adopt SFAS 158 on its effective date. Based on the funded status of Tellabs’ Retiree Medical Plan at December 31, 2005, the adoption of SFAS 158 will result in the following estimated impacts: the recognition of a $1.4 million liability, a deferred tax asset of $0.5 million and a $0.9 million other comprehensive loss.

3. Restructuring and Other Charges

During the second quarter of 2006, we initiated restructuring activities to reduce costs and better align our resources with our internal needs and our customers’ requirements. The activities include consolidation of our two order configuration and distribution centers in North America into a single location, and a reduction of headcount in both the Transport and Broadband segments of our business. We will reduce headcount by approximately 130 employees by the end of 2006, and we will close or consolidate two leased facilities as a result of those reductions. We expect to save $17.0 million annually, primarily from reduced salaries and related benefits, and lease savings.

We expect the total expense of the restructuring activities will be in the range of $11 million to $12 million, which includes approximately $2.5 million in severance costs, $8.5 million in facility related charges and $0.2 million in asset disposals. To date, we have recorded charges of $2.4 million, including $0.1 million in the third quarter, related to these activities. We expect to record the balance of the charges during the fourth quarter of this year.

Through the first nine months, we have recorded adjustments of $0.5 million, including a $0.2 million adjustment in the third quarter, for previous restructuring plans because of a change in estimate for the costs to be incurred regarding severance related activities.

The following table summarizes restructuring and other charges:

	Third Quarter		Nine Months
	9/29/06	9/30/05	9/29/06	9/30/05
Severance and other termination benefits	$(0.1)	$—	$1.9	$11.5
Facility and other exit costs	—	(0.2)	—	2.7

Total restructuring and other charges	$(0.1)	$(0.2)	$1.9	$14.2

The following table summarizes our restructuring and other charges activity for the third quarter of 2006 and the status of the reserves at September 29, 2006:

Third Quarter	Balance at 6/30/06	Charges/ (Reversals)	Cash Payments	Balance at 9/29/06
Facility and other exit costs	$25.6	$—	$(0.9)	$24.7
Severance and other termination benefits	2.8	(0.1)	(1.6)	1.1

Total restructuring and other charges	$28.4	$(0.1)	$(2.5)	$25.8

Nine Months	Balance at 12/30/05	Charges/ (Reversals)	Cash Payments	Balance at 9/29/06
Facility and other exit costs	$29.7	$—	$(5.0)	$24.7
Severance and other termination benefits	1.5	1.9	(2.3)	1.1

Total restructuring and other charges	$31.2	$1.9	$(7.3)	$25.8

As of December 30, 2005, in addition to the aforementioned restructuring plans and related accruals, we had a $10.0 million accrual remaining for exit costs related to our 2004 acquisition of AFC. During the third quarter of 2006, this accrual was charged $2.8 million. Total charges against this accrual were $4.6 million for the first nine months of 2006, leaving a balance of $5.4 million at September 29, 2006. We expect to complete these restructuring plans by the end of 2006, with the exception of lease liabilities that we expect to fully utilize by the end of 2009.

4. Employee Stock Plans

The Tellabs, Inc. 2004 Incentive Compensation Plan provides for the grant of short-term and long-term incentives, including stock options and stock appreciation rights (SARs), restricted stock and performance stock units. We approved 39,139,977 shares for grant under the plan, of which 24,938,966 remain available for grant at September 29, 2006. Under the 2004 plan and predecessor plans, we granted awards at market value on the date of grant.

Under the 2005 Tellabs, Inc. Employee Stock Purchase Plan, employees can elect to withhold a portion of their compensation to purchase Tellabs’ common stock at 85% of the stock’s closing price on the date of purchase. Shares are purchased under this 2005 plan in April and October. When shares are issued under these plans, they are new shares, not treasury stock.

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

Stock Options and Stock-Settled Stock Appreciation Rights

Stock options and stock-settled SARs granted in the first nine months of 2006 and all of 2005 generally vest over 36 months from the date of the grant. Options granted in 2004 and 2003 generally become exercisable at a rate of 20% on each of the first two annual anniversaries and 60% on the third anniversary of the grant date. AFC options that converted to Tellabs options on the acquisition date of November 30, 2004, vest over 3 to 4 years. Options granted but unexercised expire 10 years from the date of grant.

We estimated the fair value of stock options and stock-settled SARs using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted-average fair value of current period stock option grants and stock-settled SARs:

	Nine Months
	9/29/06	9/30/05
Expected volatility	46.3%	52.5%
Risk-free interest rate	4.8%	3.8%
Expected term (in years)	4.5	4.0
Expected dividend yield	0.0%	0.0%

We based our calculation of expected volatility on a combination of historical and implied volatility for options and stock-settled SARs granted in the first nine months of 2006 and on historical volatility for options granted in the first nine months of 2005. If we had determined the expected volatility for the first nine months of 2005 using a combination of historical and implied volatility, the expected volatility would have been 49.4%. We based the risk-free interest rate on the U.S. Treasury yield curve in effect at the date of grant, and we estimated the expected term of the options and stock-settled SARs using their vesting period, post-vesting employment termination behavior and historical exercise patterns.

The following is a summary of the activity in our stock options and stock-settled SARs during 2006 and status at the end of the quarter ended September 29, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - beginning of year	55,320,265	$15.90
Granted	2,444,949	13.34
Exercised	(9,910,981)	8.93
Forfeited/expired	(4,945,317)	19.41

Outstanding - end of period	42,908,916	16.96	6.1	$79.2

Exercisable - end of period	32,931,168	19.01	5.3	65.1
Shares expected to vest	42,342,228	17.04	6.1	78.5
Weighted-average fair value of options granted during the period		5.88

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on Tellabs’ closing stock price as of September 29, 2006, that would have been received by the option and stock-settled SARs holders had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the first nine months of 2006 was $46.9 million.

As of September 29, 2006, we had $39.3 million of unrecognized compensation cost related to stock options and stock-settled SARs that we expect to recognize over a weighted-average period of one year.

Cash-Settled Stock Appreciation Rights

Tellabs’ plans also provide for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the plans. These SARs allow the holder to receive in cash the difference between the cash-settled SAR’s grant price (market value of Tellabs’ stock on the date of grant) and the market value of Tellabs stock on the date the holder exercises the SAR. The cash-settled SARs are generally assigned 10-year terms. Cash-settled SARs generally vest over 36 months from the date of the grant. At September 29, 2006, there were 83,197 cash-settled SARs outstanding with exercise prices that ranged from $6.01 to $70.06. The weighted-average price of the 43,200 cash-settled SARs granted in the first nine months of 2006 was $12.13. The weighted average price of the 16,720 cash-settled SARs granted in the first nine months of 2005 was $8.38.

Restricted Stock

We granted 1,111,577 restricted shares in the first nine months of 2006 and 939,484 restricted shares in the first nine months of 2005. Of the 1,111,577 shares granted in the first nine months of 2006, 1,046,971 shares vest over a two-year period and 64,606 shares vest over a one-year period. Of the 939,484 shares granted in the first nine months of 2005, 214,500 shares vest over a two-year period and 724,984 shares vest over a one-year period. We generally recognize compensation cost on a straight-line basis over the vesting periods, which range from one to three years, based on the market price of Tellabs’ stock on the date of grant. Compensation expense for restricted stock was $6.5 million in the first nine months of 2006 and $3.6 million in the first nine months of 2005. The weighted-average issuance price of restricted stock granted in the first nine months of 2006 was $12.99 per share. The weighted-average issuance price of restricted stock granted in the first nine months of 2005 was $8.43 per share. Our non-vested stock award activity for the first nine months of 2006 follows:

	Nine Months 09/29/06
	Shares	Weighted- Average Grant Date FairValue
Non-vested - beginning of year	1,287,677	$8.67
Granted	1,111,577	12.99
Vested	(897,401)	8.62
Forfeited	(140,477)	8.82

Non-vested - end of period	1,361,376	12.22

As of September 29, 2006, we had $11.0 million of unrecognized compensation cost related to restricted stock that we expect to recognize over a weighted-average period of 0.8 years.

Performance Stock Units

We granted 270,000 performance stock units (PSUs) in the third quarter of 2006 to executive officers. We did not grant PSUs previously. These PSUs entitle the recipients to receive shares of Tellabs’ common stock in March 2008, contingent upon the achievement of cumulative company operating income and revenue-based targets for the 2006 and 2007 fiscal years. At minimum target performance, we will issue one-half share for each PSU granted and at maximum target performance we will issue three shares for each PSU granted. The weighted average issuance price of the PSUs was $11.37 per share. Compensation expense for performance stock units was $0.5 million for the third quarter.

Employee Stock Purchase Plan

Under the 2005 Tellabs, Inc. Employee Stock Purchase Plan, 218,178 shares of common stock were purchased during the first nine months of 2006 at an average price of $13.47. No shares were purchased under the plan during the first nine months of 2005. As of September 29, 2006, we had 9,559,344 shares available for purchase.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, stock appreciation rights, restricted stock, performance stock units and our employee stock purchase plan:

	Third Quarter 9/29/06	Nine Months 9/29/06
Cost of revenue – products	$0.8	$2.0
Cost of revenue – services	1.0	3.4
Research and development	3.4	15.1
Sales and marketing	2.1	7.4
General and administrative	2.7	13.4

Stock-based compensation expense before income taxes	10.0	41.3
Income tax benefit	3.7	12.6

Total stock-based compensation expense after income taxes	$6.3	$28.7

Due to the adoption of SFAS 123(R), our net earnings in the third quarter of 2006 were $4.7 million lower or $0.01 per share (basic and diluted) and our net earnings for the first nine months of 2006 were $19.2 million lower or $0.04 per share (basic and diluted). Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation plans under Accounting Principles Board Opinion No. 25. If compensation cost for our stock-based compensation plans had been determined using the fair value at the grant dates for awards under those plans consistent with the method required by SFAS No. 123(R) for our third quarter of 2005, our net earnings and net earnings per share would have been as follows:

	Third Quarter 09/30/05	Nine Months 09/30/05
Net earnings as reported	$41.9	$83.7
Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	4.8	11.9

Less: total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(21.7)	(66.2)

Pro forma net earnings	$25.0	$29.4

Net earnings per share:
As reported – basic	$0.09	$0.19

Pro forma - basic	$0.06	$0.07

As reported – diluted	$0.09	$0.18

Pro forma - diluted	$0.06	$0.06

5. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for our retiree medical plan:

	Third Quarter		Nine Months
	9/29/06	9/30/05	9/29/06	9/30/05
Service cost	$0.3	$0.2	$0.8	$0.8
Interest cost	0.2	0.2	0.5	0.5
Expected return on plan assets	(0.2)	(0.1)	(0.4)	(0.3)
Amortization of prior service cost	—	0.1	0.1	0.1

Net periodic benefit cost	$0.3	$0.4	$1.0	$1.1

Based on the current funding of the plan, we will not contribute to the plan in 2006.

6. Product Warranties

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

	Third Quarter		Nine Months
	09/29/06	9/30/05	9/29/06	9/30/05
Balance - beginning of period	$48.7	$46.9	$49.2	$41.1
Accruals for product warranties issued	5.2	3.6	18.0	21.1
Settlements	(6.3)	(8.0)	(19.6)	(19.7)

Balance - end of period	$47.6	$42.5	$47.6	$42.5

Balance sheet classification - end of period
Other accrued liabilities			$27.9	$22.3
Other long-term liabilities			19.7	20.2

Total product warranty liabilities			$47.6	$42.5

7. Repurchases of Common Stock

On February 2, 2005, Tellabs Board of Directors authorized the purchase of up to $300.0 million of our outstanding common stock. As of August 2, 2006, we purchased approximately 32.0 million shares of our common stock at a total cost of $300.0 million, including $107.4 million (7.6 million shares) year-to-date and $1.3 million (0.1 million shares) in the third quarter of 2006.

On January 26, 2006, Tellabs Board of Directors authorized the purchase of up to $100.0 million of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934. On April 27, 2006, Tellabs’ Board of Directors authorized the removal of the $100.0 million cap from the share repurchase program. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock under this plan. We record these repurchased shares as treasury stock. As of September 29, 2006, we purchased 4.0 million shares of our common stock under this plan at a total cost of $56.8 million including $7.1 million (0.7 million shares) in the third quarter of 2006.

On July 31, 2006, Tellabs’ Board of Directors authorized a new share repurchase program of up to $300 million of our outstanding common stock. As of September 29, 2006, we have purchased approximately 6.8 million shares of our common stock under the new program at a total cost of $67.9 million. We may repurchase shares of our common stock from time to time on the open market or in private transactions and record purchases as treasury stock.

8. Comprehensive Income

Comprehensive income is an expression of our net earnings in the consolidated statements of operations, adjusted for foreign-currency translation adjustments, net unrealized gains or losses on available-for-sale securities and fair value adjustments of cash flow hedges. Our comprehensive income was:

	Third Quarter		Nine Months
	09/29/06	9/30/05	9/29/06	9/30/05
Net Earnings	$59.1	$41.9	$165.0	$83.7
Other comprehensive income (loss):
Cumulative translation adjustment	4.7	(1.3)	21.6	(64.1)
Net unrealized gain (loss) on available-for-sale-securities	5.8	(0.6)	4.7	(0.6)
Fair value adjustments of cash flow hedges	(0.5)	0.4	(0.4)	—

Comprehensive income	$69.1	$40.4	$190.9	$19.0

9. Derivative Financial Instruments

We enter into foreign-exchange forward and option contracts with maturities of less than 12 months to mitigate the impact of currency fluctuations on existing foreign currency asset and liability balances (referred to as balance sheet hedges). In addition, from time to time, we use foreign-exchange forward and option contracts of less than 12 months to reduce the risk to earnings and cash flows associated with anticipated foreign currency net expenditures (referred to as cash flow hedges). We record all derivatives on the balance sheet at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

In regards to balance sheet hedges, we recognize changes in the fair value of these derivatives in Other Income (Expense),Net caption in our Consolidated Statements of Income to mitigate the impact of remeasurement gains and losses associated with the foreign currency assets and liabilities.

In regard to cash flow hedges, we calculate each hedge’s effectiveness quarterly, excluding time value. We determine a forward contract’s effectiveness by comparing the cumulative change in the fair value on a spot-to-spot rate basis with the spot-to-spot rate cumulative change in the anticipated transaction. We record the effective portion of the hedge in Accumulated Other Comprehensive Income (OCI). Similarly, we calculate an option contract’s effectiveness by comparing cumulative changes in the contract’s intrinsic value on a spot-rate basis with cumulative losses in value of the anticipated transaction measured on a spot-rate basis. When we recognize the hedged revenue or expense transactions, the total change in the hedges’ effective value is reclassified to Operating Expense. We record any ineffectiveness, along with the excluded time value of the forward and option contracts, in Other

Income (Expense), Net. The impact to earnings associated with hedge ineffectiveness from cash flow hedges was negligible for the third quarter of 2006. If it becomes probable that an anticipated transaction, which is hedged, will not occur, we immediately reclassify the gains or losses related to that hedge from OCI to Other Income (Expense).

The following table summarizes the impact of cash flow hedges on OCI (net of tax) during the period:

	Third Quarter		Nine Months
	09/29/06	9/30/05	9/29/06	9/30/05
Balance at beginning of period	$0.1	$0.4	$—	$—
Net change on cash flow hedges	(0.2)	(0.1)	(0.3)	0.7
Reclassification to operating expenses	(0.2)	(0.3)	—	(0.7)

Balance at end of period	$(0.3)	$—	$(0.3)	$—

10. Income Taxes

We recorded income tax expense of $37.7 million for the third quarter and $96.9 million for the first nine months of 2006, resulting in effective tax rates of 38.9% and 37.0%, respectively. Our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to earnings from foreign operations taxed at different rates, the impact from state income taxes and non-deductible expenses from prior acquisitions, as well as a valuation allowance established against the tax benefit of capital losses recognized during the nine months.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation. The method also determines the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

11. Operating Segments

Beginning with the first quarter of 2006, we are reporting operating results for three segments: Broadband, Transport and Services.

The Broadband segment includes Access, Managed Access and Data products that facilitate the delivery of bundled voice, video and high-speed Internet/data services over fiber-based networks. These products enable service providers to leverage existing infrastructure to integrate Frame Relay, Asynchronous transfer mode (ATM), and Ethernet and Internet protocol (IP) data networks onto a converged Multi-Protocol Label Switching (MPLS) infrastructure. Access offerings include the Tellabs® 1000 multiservice access platform, the Tellabs® 1100 multiservice access platform and the Tellabs® 1600 optical network terminal series; Managed Access products include the Tellabs® 2300 cable telephony distribution system, the Tellabs® 6300 managed transport system and the Tellabs® 8100 managed access system; Data products include Tellabs® 8600 managed edge system and the Tellabs® 8800 multiservice router series.

The Transport segment includes products that enable service providers to manage bandwidth. Product offerings include the Tellabs® 3000 voice-quality enhancement products, the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 5500 NGX transport switch, the Tellabs® 6500 transport switch and the Tellabs® 7100 optical transport system.

The Services segment delivers installation, support services and professional consulting to customers of the Broadband and Transport products segment.

We define segment profit as gross profit less research and development expense. Segment profit excludes sales and marketing expenses, general and administrative expenses, restructuring and other charges, amortization of purchased deferred stock compensation and intangibles and the impact of equity-based compensation expense (includes restricted stock and performance stock units granted after June 30, 2006, and stock options).

Financial information for each operating segment is as follows:

Revenue

	Third Quarter		Nine Months
	09/29/06	9/30/05	09/29/06	9/30/05
Broadband	$273.0	$264.1	$831.1	$740.0
Transport	203.1	156.1	619.7	498.8
Services	46.4	43.7	135.7	123.2

Total revenue	$522.5	$463.9	$1,586.5	$1,362.0

Segment Profit and Reconciliation to Operating Earnings

	Third Quarter		Nine Months
	09/29/06	9/30/05	09/29/06	9/30/05
Broadband	$41.4	$48.8	$100.9	$94.7
Transport	110.2	76.1	345.1	230.3
Services	17.6	10.6	48.2	33.2

Total segment profit	169.2	135.5	494.2	358.2
Sales and marketing expenses	(43.5)	(42.2)	(133.5)	(133.8)
General and administrative expenses	(27.7)	(25.2)	(84.3)	(69.9)
Equity based compensation and deferred stock compensation not included in segment profit above	(5.1)	(2.5)	(18.2)	(7.8)
Intangible asset amortization	(6.5)	(7.9)	(20.6)	(28.1)
Restructuring and other charges	0.1	0.2	(1.9)	(14.2)

Operating earnings	$86.5	$57.9	$235.7	$104.4

Our segments use many of the same assets. For internal reporting purposes, we do not allocate assets by segment and therefore no asset, depreciation and amortization, or capital expenditure by segment information is provided to our chief operating decision maker.

Segment Goodwill

Prior to 2006, we reported our results of operations based on us operating in a single segment. Beginning with the first quarter of 2006, we reported operating results for three segments: Broadband, Transport and Services. For evaluation purposes, we tested each operating segment for possible goodwill impairment by comparing each segment’s net book value to fair value in accordance with FAS 142, Goodwill and Other Intangible Assets. As each operating segment’s fair value was greater than its net book value and no other impairment indicators existed, further impairment tests were not deemed necessary and no impairment loss was recorded. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. In estimating the fair value of the operating segments for the purpose of this analysis, we made estimates and judgments about the future cash flows of our operating segments. Although we base our cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage the underlying operating segments, there is significant judgment in determining the cash flows attributable to these operating segments.

A breakdown of goodwill for each operating segment follows:

9/29/06
Broadband	$595.5
Transport	395.1
Services	122.9

Total	$1,113.5

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

Prior to 2006, we reported our results of operations based on us operating in a single segment. Beginning with the first quarter of 2006, we are reporting operating results for three segments: Broadband, Transport and Services.

The Broadband segment includes products that enable the delivery of bundled voice, video and high-speed Internet/data services over fiber-based networks and enable service providers to leverage existing infrastructure to integrate Frame Relay, ATM, Ethernet and IP data networks onto a converged MPLS infrastructure. Product offerings include the Tellabs® 1000 multiservice access series, the Tellabs® 1100 multiservice access platform and the Tellabs® 1600 optical network terminal platform (access products); the Tellabs® 2300 cable telephony distribution system, the Tellabs® 6300 managed transport system and the Tellabs® 8100 managed access system (managed access products); and the Tellabs® 8600 managed edge system and the Tellabs® 8800 multiservice router series (broadband data products). Demand for Broadband products, which we sell globally, is driven primarily by consumer demand for voice, data and video services (referred to as the “triple play”) and for business services for voice and high-speed data.

The Transport segment includes products that enable service providers to manage bandwidth. Product offerings include the Tellabs® 3000 voice-quality enhancement products, the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 5500 NGX transport switch, the Tellabs® 6500 transport switch and the Tellabs® 7100 optical transport system. Demand for these products is driven primarily by end-user demand for wireline and wireless services in North America.

The Services segment delivers installation, support services and professional consulting to customers of the Broadband and Transport products segment.

RESULTS OF OPERATIONS

For the third quarter of 2006, our revenue grew 12.6% to $522.5 million compared with the third quarter of 2005. Year-to-date revenue for 2006 increased by 16.5% to $1,586.5 million with all three segments contributing to the increase. Consolidated margin increased to 48.6% in the third quarter compared with 46.9% in the third quarter of 2005, with both products and services margins improving. On a nine-month basis, consolidated margin was up 2.7 percentage points to 47.3%. Operating expenses increased by $7.4 million over the third quarter of 2005 and $12.1 million over the first nine months of 2005. Net earnings for the quarter were $59.1 million or $0.13 per share (basic and diluted) compared with $41.9 million or $0.09 per share (basic and diluted) in the same period of 2005. Net earnings for the nine-month period were $165.0 million or $0.37 per basic and $0.36 per diluted share, compared with $83.7 million or $0.19 per basic and $0.18 per diluted share in the first nine months of 2005.

At the beginning of 2006, we adopted SFAS 123(R) using the modified prospective method; we did not restate prior periods. Related to the adoption of SFAS 123(R), the third quarter of 2006 includes $7.7 million and the first nine months of 2006 includes $29.8 million of stock option expense. No stock option expense is included in the 2005 results. See a further discussion of our stock-based compensation awards in Note 4 to our consolidated financial statements.

Revenue (in millions)

	Third Quarter			Nine Months
	2006	2005	Change	2006	2005	Change
Products	$476.1	$420.2	$55.9	$1,450.8	$1,238.8	$212.0
Services	46.4	43.7	2.7	135.7	123.2	12.5

Total revenue	$522.5	$463.9	$58.6	$1,586.5	$1,362.0	$224.5

Revenue growth continued to be driven by strong demand from wireless customers for our Transport segment. Additional growth came from higher sales of data products within the Broadband segment. Data products benefited from carriers migrating their traditional frame relay and ATM network to IP/MPLS. Services segment revenue grew in line with the increase in Transport and Broadband segment revenue.

On a geographic basis, North American revenue was $393.8 million in the quarter, up 10.6% from a year ago, while international revenue was up 19.4% to $128.7 million from a year ago. The nine-month North American revenue was $1,230.7 million, up 20.4% from a year ago, while international revenue was up 4.7% to $355.8 million from a year ago.

Gross Margin

	Third Quarter			Nine Months
	2006	2005	% Point Change	2006	2005	% Point Change
Products	49.7%	49.3%	0.4%	48.6%	46.3%	2.3%
Services	36.4%	24.0%	12.4%	33.5%	26.9%	6.6%
Consolidated	48.6%	46.9%	1.7%	47.3%	44.6%	2.7%

Consolidated margin in the third quarter increased by 1.7 percentage points due primarily to higher Services segment margins. On a nine-month basis, consolidated margin increased by 2.7 percentage points due primarily to a more favorable product segment mix, improved product costs and higher Services segment margins.

Operating Expenses (in millions)

	Third Quarter			Percent of Revenue
	2006	2005	Change	2006	2005
Research and development	$89.6	$84.7	$4.9	17.2%	18.3%
Sales and marketing	43.5	42.2	1.3	8.3%	9.1%
General and administrative	27.7	25.2	2.5	5.3%	5.4%

Subtotal	160.8	152.1	8.7	30.8%	32.8%

Intangible asset amortization	6.5	7.9	(1.4)
Restructuring and other charges	(0.1)	(0.2)	0.1

Total operating expenses	$167.2	$159.8	$7.4

	Nine Months			Percent of Revenue
	2006	2005	Change	2006	2005
Research and development	$274.2	$256.4	$17.8	17.3%	18.8%
Sales and marketing	133.5	133.8	(0.3)	8.4%	9.8%
General and administrative	84.3	69.9	14.4	5.3%	5.2%

Subtotal	492.0	460.1	31.9	31.0%	33.8%

Intangible asset amortization	20.6	28.1	(7.5)
Restructuring and other charges	1.9	14.2	(12.3)

Total operating expenses	$514.5	$502.4	$12.1

Total operating expenses increased in the third quarter by $7.4 million and on a nine-month basis by $12.1 million, due primarily to the inclusion of stock option expense beginning in 2006 and slightly higher spending in general and administrative and research and development. These increases were offset by lower restructuring charges and intangible asset amortization. Related to the 2006 restructuring activities, we anticipate recording additional charges in the fourth quarter of approximately $9.0 million, primarily for leased facilities. See a further discussion of restructuring and other charges in Note 3 to our consolidated financial statements.

Other Income (in millions)

	Third Quarter			Nine Months
	2006	2005	Change	2006	2005	Change
Interest income, net	$11.3	$6.8	$4.5	$33.2	$18.9	$14.3
Other income (expense), net	(1.0)	0.8	(1.8)	(7.0)	(3.6)	(3.4)

Total	$10.3	$7.6	$2.7	$26.2	$15.3	$10.9

Interest income, net increased in the third quarter and on a nine-month basis due to larger invested balances and higher interest rates. Other income (expense), net included charges for other-than-temporary impairments on long-term investments of $1.5 million in the third quarter and $6.1 million in the first nine months of 2006. Comparatively, these charges were $0.4 million in the third quarter and $4.2 million in the first nine months of 2005.

Income Taxes

We recorded an increase in income tax expense due to higher income earned from both domestic and foreign operations, the impact from non-deductible expenses, and a valuation allowance established against the tax benefit of a capital loss. In addition, during 2005 our tax expense was favorably impacted by the release of valuation allowances maintained against deferred tax assets resulting from the utilization of domestic net operating loss carryforwards.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. We will adopt FIN 48 on its effective date. Currently, we are not able to estimate the impact FIN 48 will have on our financial statements.

Segments

Revenue (in millions)

	Third Quarter			Nine Months
	2006	2005	Change	2006	2005	Change
Broadband	$273.0	$264.1	3.4%	$831.1	$740.0	12.3%
Transport	203.1	156.1	30.1%	619.7	498.8	24.2%
Services	46.4	43.7	6.2%	135.7	123.2	10.1%

Total revenue	$522.5	$463.9	12.6%	$1,586.5	$1,362.0	16.5%

Segment Profit* (in millions)
	Third Quarter			Nine Months
	2006	2005	Change	2006	2005	Change
Broadband	$41.4	$48.8	(15.2)%	$100.9	$94.7	6.5%
Transport	110.2	76.1	44.8%	345.1	230.3	49.8%
Services	17.6	10.5	67.6%	48.2	33.2	45.2%

Total segment profit	$169.2	$135.4	25.0%	$494.2	$358.2	38.0%

*	We define segment profit as gross profit less research and development expense. Segment profit excludes the impact of equity-based compensation (includes restricted stock and performance stock units granted after June 30, 2006, and stock options), amortization of purchased deferred stock compensation and intangibles, sales and marketing expenses, general and administrative expenses, and restructuring and other charges.

Broadband

Revenue

Revenue from the Broadband segment increased $8.9 million to $273.0 million in the third quarter of 2006, and by $91.1 million to $831.1 million on a nine-month basis. Within this segment, access product revenue decreased in the third quarter by $4.6 million to $161.1 million due to lower fiber-based access revenue. In the third quarter, approximately 56% of total access product revenue was fiber-based with the balance consisting of copper-based. On a nine-month basis, access product revenue increased by $78.0 million to $515.0 million as continued rollouts of fiber-access solutions provided the growth. Revenue from the managed access product category declined to $80.0 million in the third quarter and on a nine-month basis to $240.0 million due to reduced shipments of our managed access and cable telephony products. Revenue from data products grew to $31.9 million in the third quarter and on a nine-month basis to $76.1 million on the strength of worldwide customer growth.

Segment Profit

For the third quarter of 2006, our Broadband segment profit decreased to $41.4 million from $48.8 million in the third quarter of 2005 primarily due to charges for excess and obsolete inventory. In the first nine months of 2006, Broadband segment profit increased to $100.9 million from $94.7 million a year ago due to improved product costs, which were partially offset by higher research and development expenses.

Transport

Revenue

Third quarter revenue from the Transport segment increased $47.0 million to $203.1 million in 2006 and by $120.9 million to $619.7 million in the first nine months of 2006. Revenue from Tellabs® 5500 wideband cross-connect products grew significantly, driven by demand from wireless customers as they continued to enhance and build out their networks for 3G capabilities. Approximately 36% of third quarter revenue from Tellabs® 5500 wideband cross-connect products came from new systems, system expansions and upgrades, which we believe indicates that our customers continue to invest in this platform. The remaining 64% consisted of port-card equipment growth on the installed base compared with approximately 80% in the third quarter of 2005. We shipped approximately 2.8 million T-1 equivalents during the third quarter of 2006 compared with 1.7 million T-1 equivalents in the third quarter of 2005.

Segment Profit

Our Transport segment profit increased to $110.2 million for the third quarter of 2006 and to $345.1 million in the first nine months over the comparable periods in 2005. The increase is due to higher revenue and improved margins from the Tellabs® 5500 systems, slightly offset by higher research and development expense.

Services

Revenue

Revenue from the Services segment increased by $2.7 million to $46.4 million in the third quarter of 2006 and by $12.5 million to $135.7 million in the first nine months of 2006. The improvement reflects an increase in revenue from support agreements and professional services.

Segment Profit

Services segment profit increased $7.1 million to $17.6 million in the third quarter of 2006 and by $15.0 million to $48.2 million in the first nine months of 2006. The increase in segment profit was driven largely by the increase in higher margin support agreements and professional services revenue.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained our cash, cash equivalents and marketable securities of $1,231.0 million, which increased by $13.5 million during the quarter and $41.3 million since year-end. The increase in the third quarter was driven by cash from operating activities of $85.7 million. The year-to-date increase reflects an increase of cash from operating activities of $202.6 million. During the third quarter of 2006, we repurchased 7.6 million shares of our common stock at a cost of $76.3 million. Year-to-date, we repurchased 18.4 million shares at a cost of $232.1 million.

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

On July 31, 2006, we announced that our Board of Directors authorized a new share repurchase program permitting us to repurchase up to $300.0 million of our outstanding common stock.

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

Outlook

For the fourth quarter of 2006, we expect revenue to be between $525 million and $550 million. We anticipate the fourth quarter gross margin, excluding equity-based compensation expense, will be in a range between 45% and 47% depending on the mix of revenue from each of our three segments, Broadband, Transport and Services. We expect operating expenses, excluding equity-based compensation expense, amortization of purchased intangibles and restructuring and other charges, to be flat to slightly down as compared to the third quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 29, 2006, there were no material changes to our market risks disclosure in our Annual Report on Form 10-K for the year ended December 30, 2005.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice. On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit, appealing the dismissal. The appeal was fully briefed and oral argument was heard on January 21, 2005. On January 25, 2006, the Seventh Circuit issued an opinion affirming in part and reversing in part the judgment of the district court, and remanding for further proceedings. On February 8, 2006, defendants filed with the Seventh Circuit a petition for rehearing with suggestion for rehearing en banc. On April 19, 2006, the Seventh Circuit ordered plaintiffs to file an answer to the petition for rehearing, which was filed by the plaintiffs on May 3, 2006. On July 10, 2006, the Seventh Circuit denied the petition for rehearing with a minor modification to its opinion. On September 22, 2006, defendants filed a motion in the district court to dismiss some (but not all) of the remaining claims. On October 3, 2006, the defendants filed with the United States Supreme Court a petition for a writ of certiorari seeking to appeal the Seventh Circuit’s decision.

On April 5, 2006, a class action complaint was filed in the United State District Court of the Northern District of Illinois against Tellabs, Michael Birck, Richard Notebaert (former CEO, President and Director of Tellabs) and current or former Tellabs employees who, during the alleged class period of December 11, 2000 to July 1, 2003, participated on the Tellabs Investment and Administrative Committees of the Tellabs, Inc. Profit Sharing and Savings Plan (“Plan”). Thereafter, two similar complaints were filed in the United States District Court of the Northern District of Illinois.

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

On June 28, 2006, the Court consolidated all three actions and on August 14, 2006, plaintiffs filed a consolidated class action complaint. On September 15, 2006, defendants filed a Motion to Dismiss, or in the Alternative, for Summary Judgment seeking the dismissal with prejudice of all claims in the consolidated amended class action complaint.

Apart from the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Based on our historical experience for these types of litigation, we do not expect that the ultimate costs to resolve these matters will have a material effect on our results of operations, financial position or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price of Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Plans (In Millions) (1)
12/31/05 through 2/3/06	781,974	$12.65	781,974	$197.5
2/4/06 through 3/3/06	6,713,710	14.45	6,713,710	100.5
3/4/06 through 3/31/06	811,600	14.22	811,600	89.0
4/1/06 through 5/5/06	910,840	15.99	910,840	N/A
5/6/06 through 6/2/06	1,404,576	14.45	1,404,576	N/A
6/3/06 through 6/30/06	170,156	14.65	170,156	N/A
7/1/06 through 8/4/06	885,021	9.57	885,021	N/A
8/5/06 through 9/1/06	6,429,040	10.13	6,429,040	N/A
9/2/06 through 9/29/06	264,391	10.44	264,391	N/A

Total	18,371,308	12.63	18,371,308

On February 2, 2005, Tellabs Board of Directors authorized the purchase of up to $300.0 million of our outstanding common stock. As of August 2, 2006, we purchased approximately 32.0 million shares of our common stock at a total cost of $300.0 million, including $107.4 million (7.6 million shares) year-to-date and $1.3 million (0.1 million shares) in the third quarter of 2006.

On January 26, 2006, Tellabs Board of Directors authorized the purchase of up to $100.0 million of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934. On April 27, 2006, Tellabs’ Board of Directors authorized the removal of the $100.0 million cap from the share repurchase program. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock under this plan. We record these repurchased shares as treasury stock. As of September 29, 2006, we purchased 4.0 million shares of our common stock under this plan at a total cost of $56.8 million including $7.1 million (0.7 million shares) in the third quarter of 2006.

On July 31, 2006, Tellabs’ Board of Directors authorized a new share repurchase program of up to $300.0 million of our outstanding common stock. As of September 29, 2006, we have purchased approximately 6.8 million shares of our common stock under the new program at a total cost of $67.9 million. We may repurchase shares of our common stock from time to time on the open market or in private transactions and record purchases as treasury stock.

(1) As described above there is no limit on the $100.0 million program. As of September 29, 2006, the new $300.0 million program described above has $232.1 million available for share repurchases.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits

(A) Exhibits

10	Form of Executive Performance Stock Units Statement and Award Agreement

11	Computation of Per Share Earnings

31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.
(Registrant)

/s/ JAMES A. DITE
James A. Dite
Vice President and Controller
(Principal Accounting Officer and duly authorized officer)

November 7, 2006
(Date)