Form 10-K
period 2006-12-29
TELLABS INC
filed 2007-02-26
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☒    Accelerated Filer No  ☐    Non - Accelerated Filer No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed as of June 30, 2006 was $5,485,386,998. (Solely for the purpose of calculating the preceding amount, all directors and executive officers of the Registrant are deemed to be affiliates.)

As of February 16, 2007, there were 437,321,051 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 29, 2006, are incorporated by reference into Parts I and II, and portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on April 26, 2007 are incorporated by reference into Part III.

TELLABS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 29, 2006

PART I

ITEM 1.	BUSINESS

Note: A glossary of industry and technical terms used in this Form 10-K appears at the end of this Item 1.

Tellabs, Inc. was incorporated in 1975 as an Illinois corporation. In 1992, our shareholders approved the formation of a holding company structure. Under that new structure the shareholders of Tellabs, Inc., an Illinois corporation, became the shareholders of a new holding company, Tellabs, Inc., a Delaware corporation. Tellabs’ goal is to advance communications networks to meet the changing needs of users. We work toward that goal by designing and marketing equipment to telecommunications service providers worldwide. We also provide deployment and professional services to support our products.

In February 2004, our board of directors appointed Krish Prabhu as CEO, president and director of Tellabs. Mr. Prabhu is a seasoned executive whose 24 years of telecommunications experience includes roles as chief operating officer of Alcatel Telecom and CEO of Alcatel USA. Michael Birck continues to serve as Tellabs Chairman.

In November 2004, we acquired Advanced Fibre Communications, Inc. (AFC) of Petaluma, California, a leading supplier in North America of “last-mile access” products. This acquisition gave us a leadership position for delivering residential voice, data and video services over fiber-optic networks. In addition, in December 2004, we acquired Vinci Systems, Inc. (Vinci), a privately held developer of customer-premises equipment used for fiber access. This acquisition accelerated our ability to deliver cost-reduced and feature-enhanced components of the solution we acquired with AFC.

Our products and services enable our customers to deliver wireline and wireless voice, data and video services to business and residential customers. We sell our products domestically and internationally (both under the Tellabs brand and under private labels) through our field sales force and selected distributors. Our customer base includes incumbent local exchange carriers (ILECs), wireless service providers, independent operating companies (IOCs), local telephone administrations (PTTs or post, telephone and telegraph administrations), original equipment manufacturers (OEMs), cable operators, alternate service providers, competitive local exchange carriers (CLECs), Internet service providers, government agencies and system integrators.

While we market our products under a variety of solution names, we run our business and report operating results in three segments: Broadband, Transport and Services.

Within the Broadband segment, we market our products in three areas:

•

Access, marketed as the Tellabs® DynamicHomeSM solution, includes products that enable service providers to deliver the “triple play” of bundled voice, video and high-speed Internet/data services over copper or fiber networks. Specifically, access products enable service providers to deliver these services over the “last mile” of the communications network, the part of the network that is closest to homes and businesses. As users download more video and music, play more online games and increase their use of other high-bandwidth services, operators must upgrade their access networks to meet this demand. Access offerings include the Tellabs® 1000 multiservice access platform, the Tellabs® 1100 multiservice access platform, the Tellabs® 1600 optical network terminal series and the new Tellabs® 8865 ServiceAware optical line terminal (OLT).

The Tellabs 1000 platform can be configured as a digital loop carrier (DLC), a digital subscriber loop access multiplexer (DSLAM), or a broadband passive optical network (BPON)-based fiber-to-the-premises solution. The Tellabs 1100 platform can be configured as a DLC and can deliver fiber to the premises, fiber to the curb or fiber to the node. We are currently upgrading the broadband capabilities of this product (including GPON capabilities) so service providers can offer the highest speed services to users. The Tellabs 1600 series consists of remote terminal devices located at the end-user premises. The series includes single-family units, small business units and multiple dwelling units. The Tellabs 8865 OLT is a GPON fiber-to-the-premises solution that enables carriers to rapidly deploy, control and differentiate revenue-generating services such as interactive video. Based on the architecture of the Tellabs 8800 multiservice router series, the Tellabs 8865 OLT pushes subscriber-centric, service-aware intelligence and quality-of-service (QoS) all the way to the premises.

•

Managed access, marketed as the Tellabs® MultiservicePLuSSM solution and the Tellabs® IntegratedMobileSM solution, primarily includes aggregation and transport products that deliver wireless and business services outside of the United States. Voice-over-cable products, used to deliver voice and data services over cable television networks, also are included in this segment. Managed access products include the Tellabs® 2300 cable telephony distribution system, the Tellabs® 6300 managed transport system, the Tellabs® 8000 network manager and the Tellabs® 8100 managed access system.

The Tellabs 2300 system, which can be used anywhere in the world, enables cable television providers and alternate access carriers to deliver integrated video and circuit-switched voice and data services. The Tellabs 6300 system is an SDH optical transport platform that serves wireline and wireless operators outside of North America. The Tellabs 8100 managed access system is a transport platform used outside of North America in business service and wireless networks. The Tellabs 8000 network manager provides full network management across the entire family of Tellabs 6300 and 8100 managed access products. It offers end-to-end management for 2G and 3G mobile transport applications, carrier-class Internet and extranet services for corporate customers, business broadband Internet access and corporate voice services.

•

Data, also marketed as the Tellabs® MultiservicePLuSSM solution and the Tellabs® IntegratedMobileSM solution, includes next generation packet-switched products (versus circuit-switched) that enable wireline and wireless carriers to deliver business services and next-generation wireless services to their customers. Data products include the Tellabs® 8600 managed edge system and the Tellabs® 8800 multiservice router (MSR) series.

The Tellabs 8600 system is an aggregation platform for next-generation wireless providers. It provides a cost-efficient way to migrate from 2G to 3G networks by using pseudowire technology to manage TDM, Ethernet and IP traffic in a single device. It is ideal for current customers of the Tellabs 6300 and 8100 systems because it fully integrates with those platforms under the Tellabs 8000 network manager. The Tellabs 8800 MSR series enables service providers to leverage existing infrastructure to seamlessly and cost-effectively integrate all their networks (ATM, Frame Relay, Ethernet and IP) onto a converged MPLS network, while retaining quality of service. This capability enables users to share information regardless of their access technology. Service providers can even perform product upgrades without interrupting user services. The Tellabs 8800 MSR is unique in its ability to take in traffic of any network type and route it over any other network type.

Our Transport segment, marketed as next-generation transport and the Tellabs® DynamicHomeSM solution, includes solutions that enable service providers to transport services and manage bandwidth by adding capacity when and where it’s needed. Wireline and wireless providers use these to support wireless services, business services for enterprises, and triple-play voice, video and data services for consumers. Products include the Tellabs® 3000 voice-quality enhancement products, the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 5500 NGX transport switch, the Tellabs® 6500 transport switch and the Tellabs® 7100 optical transport system.

The Tellabs 3000 series enables services providers to improve voice quality and ensure calls are echo-free. Wireless operators have directly attributed revenue accretion to this higher quality service. The Tellabs 5000 series of digital cross-connects manages and routes voice and data traffic and combines, consolidates and segregates signals to maximize efficiency. It also provides a centralized point for network performance monitoring and testing, as well as converting different signal formats. The Tellabs 5500 digital cross-connect, our flagship cross-connect, is used by every major service provider in North America. It enables service providers to reduce equipment and maintenance costs and maximize network profitability. We have evolved this system to integrate narrowband grooming, voice quality enhancement and Ethernet transmission. The Tellabs 5500 NGX switch increases network efficiency by integrating cross-connect functionality with add-drop multiplexing (ADM) and data switching. The Tellabs 6500 switch is a broadband transport platform that performs ADM and cross-connections at higher speeds than the Tellabs 5500 system.

The Tellabs 7100 system enables service providers to deliver high-speed wavelength services and alleviate bandwidth bottlenecks. The Tellabs 7100 system integrates pure optical switching via wavelength selective switches (WSS), ROADM (reconfigurable optical add-drop multiplexing), Ethernet switching, next-generation SONET/SDH ADMs (add-drop multiplexers) and DWDM into a single platform. It decreases operating expenses by eliminating network elements and reducing equipment interconnections. At the heart of the Tellabs 7100 system are four- and eight-degree ROADM capabilities. ROADM is a new form of optical add/drop multiplexer that gives service providers the ability to remotely configure any wavelength on any network element. This feature enables operators to instantly provision bandwidth where it is required. ROADM facilitates delivery of multiple services to a household without degradation in service quality.

The Services segment delivers deployment, training, support services and professional consulting to Tellabs’ customers. Through these offerings, Tellabs supports our customers through all phases of running a network: planning, building and operating. Services in the planning phase include network architecture and design, network and applications planning, network management design, migration planning and others. Building services include applications integration, program and project management, installation, testing, network integration, third-party systems integration and others. Once networks are deployed, Tellabs offers a variety of operating services including network optimization, onsite engineering, network monitoring, remote and onsite support, capacity management, training and others.

COMPETITION

We sell our products and services in global markets where competition is intense and is based on the following key factors: price, performance, product features, delivery, reliability, breadth of product line, relationships with customers and responsiveness to their needs, customer-oriented planning and emerging technology from new entrants.

Tellabs’ competition comes primarily from telecommunications and data networking infrastructure vendors that include a small number of large and vertically integrated companies with substantially greater technical resources, sales and marketing capacities, and established relationships with incumbent service providers. Tellabs’ competition also includes several smaller and early-stage companies that compete directly or indirectly with our offerings or that are developing and deploying advanced technology that might sometimes offer advantages over our solutions.

SALES ORGANIZATION

Our global sales group includes direct sales personnel and sales support personnel located throughout the United States, Canada, Latin America, Europe, the Middle East, Africa and Asia Pacific. Our North America sales organization (United States and Canada) is structured by customer type (e.g., ILECs, wireless). Our international sales organizations are structured to support activities on a regional basis: Latin America, EMEA (Europe, Middle East and Africa) and Asia Pacific.

We generate revenue through our direct sales organization and selected distributors. We have arrangements with a number of distributors of telecommunications equipment, both in North America and internationally, some of whom maintain inventories of our products to facilitate prompt delivery. These distributors provide information on our products through their catalogs and through trade-show demonstrations. Our field sales force also provides technical support to our distributors. Our direct sales organizations and selected distributors generated the following 2006 revenue as follows:

	Direct Sales	Distributors
North America	98%	2%
International	60%	40%
Consolidated	89%	11%

CUSTOMERS

Revenue from customers within North America was 76% of consolidated revenue in 2006, 75% in 2005 and 66% in 2004. Revenue from international customers was 24% of consolidated revenue in 2006, 25% in 2005 and 34% in 2004.

Revenue from Verizon (including Verizon Wireless) was 27% of consolidated revenue in 2006, 24% in 2005 and 27% in 2004. Revenue from BellSouth, now part of AT&T was 12% of consolidated revenue in 2006 and 16% in 2005. Revenue from Sprint Nextel was 11% of consolidated revenue in 2006. No other customer in 2006, 2005 or 2004 accounted for more than 10% of consolidated revenue.

On December 29, 2006, AT&T completed its acquisition of BellSouth. Since Cingular was jointly owned by AT&T and BellSouth, this merger consolidates AT&T, BellSouth and Cingular. Revenue from the combination of these three companies accounted for 23% of consolidated revenue in 2006, 28% in 2005 and 17% in 2004.

BACKLOG

Total product and service backlog was $367 million at December 29, 2006, and $354 million at December 30, 2005. Backlog is defined as revenue to be recognized on confirmed product and service orders. We expect to ship nearly the entire December 29, 2006 backlog in 2007. Because of the short cycle between order and shipment, we consider backlog to be an indicator, but not the sole predictor, of future revenue.

RESEARCH AND DEVELOPMENT

Tellabs believes the development of new products and enhancement of existing products are vital to our long-term success. As of December 29, 2006, research and development employees totaled 1,495, representing 40% of our total workforce. We conduct research and development at several facilities around the world. In addition to our internal efforts to develop new products, we undertake research and development-oriented acquisitions and product-oriented alliances, from time to time, to provide access to technology that is important to the future of our customers. Research and development expenses were $356.9 million in 2006, $344.0 million in 2005 and $250.3 million in 2004.

MANUFACTURING

We outsource the manufacturing of printed circuit boards used in our products to contract manufacturers. We are active in the order, configuration and system assembly operations for our products. We currently perform this activity at two sites.

We handle and dispose of any hazardous waste material from our manufacturing activities in compliance with all Federal, state and local provisions. The cost of complying with environmental regulations has not had a material impact on capital expenditures, earnings or our competitive position.

Our products contain components that generally are available from multiple suppliers, as well as components of proprietary design that are sourced from a single supplier. In some cases, long lead times may be required to develop alternative sources for proprietary components. If component supplies become limited, which has occurred on occasion, or if a proprietary component supplier is unable to meet our requirements, the resulting shortages could result in production delays that may affect our business adversely.

EMPLOYEES

At December 29, 2006, we had 3,713 employees. We employed 1,341 individuals in the sales, sales support, customer service and marketing areas; 1,495 in research and product development; and 877 in support activities. We consider our employee relations to be good. We are not a party to collective bargaining agreements.

INTELLECTUAL PROPERTY

We maintain an active program to legally protect our investment in technology through intellectual property rights. The nature and extent of legal protection associated with each such intellectual property right depends on, among other things, the type of intellectual property right and the given jurisdiction in which such right arises. We believe that our intellectual property rights are valuable and important to our business (including each of our segments).

We have various trade and service marks, both registered and unregistered, in the United States and in many foreign countries (collectively, “Marks”). These Marks are important because they differentiate our products and services within our industry. We are not aware of any factor that would inhibit our ability to use any of our major Marks.

We hold numerous U.S. and foreign patents, and we have numerous applications for patents pending in the United States and abroad. We maintain an active program that seeks to legally protect, through patents, various of our developments and innovations. There is no assurance, however, that we will be able to obtain or maintain each patent that we pursue. We also cannot predict whether patents that we obtain will necessarily provide us with any competitive advantage or whether such patents will be challenged by third parties. Beyond patents, we rely on copyright, trade secret and other mechanisms designed to help establish, secure, maintain and protect our intellectual property.

Through various licensing arrangements, we grant certain rights to our intellectual property and receive certain rights to intellectual property of others. We expect to maintain current licensing arrangements and to secure licensing arrangements in the future, as needed and to the extent available on reasonable terms and conditions, to support continued development and marketing of our products and services. Some of these licensing arrangements require or may require royalty payments and other licensing fees. The amount of these payments and fees may depend on various factors, including but not limited to: the structure of royalty payments, offsetting considerations, if any, and the degree of use of the licensed technology.

We believe that the duration of legal protection for our intellectual property is adequate relative to the expected lives of our products and services.

BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

Beginning with the first quarter of 2006, we are reporting operating results for three segments: Broadband, Transport and Services. Information on our revenue by segment, revenue by country and net long-lived assets by country for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, is set forth in the footnotes to our consolidated financial statements in our 2006 Annual Report, included herein as Exhibit 13, and incorporated herein by reference.

HOW TO OBTAIN OUR SEC REPORTS

We file annual, quarterly and other periodic reports, proxy statements and other information with the SEC. These filings are available to the public at the SEC’s Website at www.sec.gov. No information from this web page is incorporated herein by reference.

Copies of our most recent annual stockholder report and proxy statement are available directly on the SEC’s Website free of charge as soon as reasonably practicable after we furnish the material to the SEC. Our website includes direct links to the SEC’s Website for our annual, quarterly and other filings.

Copies of our annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, are available on our website free of charge. Our Website is located at www.tellabs.com. We will provide this information either electronically or in paper form free of charge upon request.

GLOSSARY OF TECHNICAL TERMS

3G Wireless — Wireless networks built for digital voice and high-speed data, including video.

4G Wireless — The future generation of wireless networks, which will provide high-speed services universally.

Access — Equipment that provides a connection between service providers’ central offices and homes, businesses and other user locations. (Access products are in Tellabs’ Broadband segment.)

ATM (Asynchronous Transfer Mode) — A high-speed, high bandwidth transmission technology that carries data traffic in fixed-size cells.

Backbone — The switching and transmission equipment at the core of service providers’ network. Users are reached by the “edge” network, which complements the core.

Backhaul — Aggregating and transmitting traffic from remote sites to a main transmission network.

Bandwidth — The carrying capacity of a communications channel.

BPON (Broadband Passive Optical Network) — The current generation of fiber-access systems that delivers high bandwidth to homes and businesses.

Broadband — A high bandwidth fiber optic, coaxial or hybrid line with more capacity than a voice-grade phone line (64 kilobits per second), which is capable of carrying numerous voice, data and video channels at once.

Data — Any network traffic other than voice phone calls. Increasingly, phone calls and video are encoded and transported as data. (Data products are in Tellabs’ Broadband segment.)

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

Downloading — The process of copying data files such as music or movies from a source to a computer.

DSL (Digital Subscriber Line) — A broadband, high-speed Internet connection to a home or business delivered over copper wires.

Echo Boomers — The generation born between the early 1980s and the mid-1990s, children of the Baby Boomers, who are heavy users of broadband Internet services.

Ethernet — A data network standard to connect computers, printers, workstations, terminals and servers.

Extranet — A network similar to the Internet, which companies use to do business with customers and suppliers.

Fiber Access — Fiber-optic systems that extend to homes or neighborhoods to deliver broadband services, including voice, data and video.

Fiber-Optic Cable — High capacity cable that transmits communications along as glass fiber using laser light.

Frame Relay — Switching interface standard that transmits bursts of data over wide-area networks (WANs).

Gbps (gigabits per second) — A way to measure data transfer speeds across a network. A gigabit is one thousand million bits of data.

GPON — Gigabit passive optical network, the next generation of fiber-access systems, which delivers four times more bandwidth than BPON.

HDTV (High-Definition Television) — A standard designed to deliver sharper pictures and better-quality sound for televisions.

Internet — The world’s largest decentralized network of computers and network servers.

IP (Internet Protocol) — Rules that enable computers to share information across a network.

IPTV (Internet Protocol Television) — Technology that enables video and other entertainment services over two-way broadband networks.

Managed Access — An access and transport system that simplifies end-to-end management of mobile transport and business services. (Managed access products are in Tellabs’ Broadband segment.)

Mbps (megabits per second) — A way to measure data transfer speeds across a network. A megabit is 1 million bits of data.

Metro Ethernet Network — A metropolitan area network that transports or delivers Ethernet services to users.

Mobile — Wireless communications networks that use radio frequencies rather than cables.

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

Product — Hardware, firmware and software developed by Tellabs or a partner for deployment in communications networks.

Professional Services — Specialized, tailored services for telecom service providers, delivered by highly qualified experts.

QoS (Quality of Service) — Measurement of the integrity of traffic moving over a network QoS is especially important for real-time transmissions such as financial transactions, voice and video.

ROADM (Reconfigurable Optical Add/Drop Multiplexer) — A system that enables the remote configuration of any wavelength on any network element, thereby reducing the need for technicians to be dispatched.

Router — A device that finds the best path to direct traffic over networks.

SDH (Synchronous Digital Hierarchy) — Transport format for transmitting high-speed digital information over fiber-optic facilities outside of North America, comparable to SONET.

Services — Specialized services that enable service providers to improve profitability as they plan, build and operate telecommunications networks. Services include network consulting, deployment, support, training, systems integration and professional services. (Services are in Tellabs’ Services segment.)

SLA (Service Level Agreement) — An agreement between an end-user and a service provider that establishes metrics for Quality of Service and measures the service provided to ensure the agreement is met.

Solution — A suite of products that addresses network needs.

SONET (Synchronous Optical NETwork) — Transport format for sending high-speed digital signals through fiber optics in North America, comparable to SDH.

Switch — A device that establishes and routes communications paths.

T1 — A high-speed network connection.

Transport — The process of moving voice, data or video across communications networks. (Transport products are in Tellabs’ Transport segment.)

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

WAN (Wide Area Network) — A computer covering a wide geographical area.

WDMPON (Wave Division Multiplexing Passive Optical Network) — A future generation of fiber-access systems, which will deliver greater bandwidth than GPON.

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

Our operating results have varied significantly from quarter to quarter, and those results may continue to fluctuate due to a variety of factors, many of which are beyond our control. These factors include, but are not limited to:

•	changing conditions in the telecommunications market and in the U.S. and global economy;

•	the volume and timing of orders from and shipments to customers;

•	the timing of, and our ability to obtain, new customer contracts;

•	the ability to attract, retain and motivate qualified personnel;

•	the ability to maintain solid and healthy customer and supplier relationships and favorable contract terms;

•	the timing of, and our ability to recognize revenue for, product and service sales;

•	the potential deferral of customer acceptance of new products compared with our existing products;

•	the market acceptance of new and enhanced versions of our products and services;

•	variations in the mix of products and services we sell, and the demand and market acceptance of those products and services;

•	our utilization of production capacity and employees, and our ability to manufacture and ship products efficiently;

•	the availability and cost of key components;

•	the ability to obtain reliable and high-quality components for our products;

•	introductions or announcements of new products by competitors;

•	changes in accounting rules and interpretations;

•	our ability to integrate and operate acquired businesses and technologies;

•	the ability to prevail or mitigate liability in legal disputes and resulting litigation;

•	seasonality, which has often caused revenue to differ from quarter to quarter; and

•

the ability to satisfy and comply with applicable laws, rules and regulations in the various locations where we operate our business and sell our products and services, including international locations.

Our recent operating results may not be a good predictor of our results in future periods. We base our expense levels in part on expectations of future revenue. If revenue levels in a particular period are lower than expected, our operating results will be adversely affected. The failure to meet the expectations of the investment community may cause our stock price to decline, possibly substantially. A significant stock price decline could result in litigation, which could be costly, lengthy and divert management’s attention and resources from business operations.

The market for communications equipment products and services is rapidly changing and very competitive.

The market for communications network equipment products and integration services is rapidly changing. Our success will depend in part on our ability to develop and introduce new products and successfully compete with telecommunications equipment providers, particularly those in Asia, that have lower cost structures and product and service prices. We cannot predict with certainty technological trends or new products in the market, something that our competitors may be able to do more accurately and rapidly. In addition, we cannot predict whether our products and services will meet with market acceptance or profitability. These factors may lead to an inability to successfully compete, which may adversely affect our business, financial condition, operating results or prospects.

Demand for our products may decrease if we do not anticipate and adapt to changing technology and customer requirements.

Communications companies face evolving industry standards, changing market conditions, frequent introductions of new or enhanced products and services. The introduction of new products and technologies or the adoption of new industry standards can quickly make existing products or products under development obsolete or unmarketable. To grow and remain competitive, we must adapt to these changing technologies and industry standards, enhance our existing solutions and introduce new solutions to address our customers’ changing demands.

In addition, new product developments often require long-term forecasting of market trends, development and implementation of new technologies and processes, and substantial capital commitment. We have invested, and will continue to invest, substantial resources for new product development. We often must make these investments before knowing if the resulting new product will meet with market acceptance or generate revenue. We currently incur costs and expenses in preparation for the deployment of several new products. These costs will precede revenue generation and profits from those products.

We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new products. These new products and product enhancements must meet the requirements of current and prospective customers and achieve significant market acceptance.

The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of products, differentiation of new products from those of our competitors, and market acceptance. We cannot assure that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. The products and technologies that we pursue may not have the market success we anticipate, and we may not successfully identify and invest in other advanced technologies. If we fail to anticipate or respond on a cost-effective and timely basis to technological developments, changes in industry standards or customer requirements; if we have any significant delays in product development or introduction; or if our products are not accepted in the market place to the extent we expect, our business, financial condition, operating results or prospects could be adversely affected.

Our new products will be early in their life cycles and will face challenges for market acceptance.

We made and will continue to make significant investments in new products. These new products are early in their life cycles and are subject to uncertain market demand. They also may face obstacles in manufacturing, deployment and competitive response. Customers may not invest the additional capital required for initial system deployment. Additionally, as customers complete infrastructure deployments, they may require greater levels of service, support and financing than we provided in the past. We cannot assure that we can provide products, services, support and financing to effectively compete for these market opportunities.

A limited number of our customers represent a large portion of revenue.

A large portion of our revenue likely will depend on sales to a limited number of customers in specific geographic areas. The largest customer groups are independent local exchange carriers (“ILECs”), which include Verizon, AT&T (including BellSouth) and Qwest Communications; and wireless customers, which include T-Mobile, AT&T (formerly known as Cingular), Sprint and Verizon Wireless. Sales to each of Verizon (including Verizon Wireless), AT & T (including BellSouth) and Sprint constituted more than 10% of our total revenue for 2006. Further, aggregate sales to Verizon (including Verizon Wireless), AT & T (including BellSouth and Cingular) constituted approximately 50% of our total revenue for 2006. These ILEC customers primarily operate in the United States, which geographic market represented approximately 76% of our total revenue in 2006. We cannot assure that these customers will continue to purchase our products from us. If a significant existing customer merges with another company, we cannot assure that it will continue to purchase our products at prior level or at all. The loss of one or more large existing customers or a decrease in the level of purchases from these customers could have a material adverse effect on our business, financial condition, operating results and prospects.

We continue to assess the impact to our business of consolidation of businesses at AT&T, but at this point do not know with any certainty the future impact to our business and operating results. Due to our dependence on a large portion of our revenue from a limited number of customers, our bargaining power with respect to prices and contractual terms is often limited. Therefore, we could be, and in some cases have been, required to grant pricing or other concessions to obtain new business or maintain existing business. Such a situation may negatively affect our operating results.

In some cases, our ability to negotiate reasonable sales and services terms with our larger customers is limited. In such situations, in order to maintain or grow sales opportunities with our customers, we may be required to accept rigid and unfavorable terms that include aggressive development schedules, performance penalties (such as liquidated damages, broad replacement warranties and other provisions that require actions or payments), no purchase commitments or guarantees and the inability to terminate such agreements. We have in the past agreed to such terms and may be required to do so in the future.

Our revenue depends on the capital spending programs and financial capabilities of our customers and ultimately on the demand for new telecommunications services from users.

Our customers are telecommunications service providers and, in the United States, include, without limitation, ILEC’s, independent operating companies, wireless carriers and cable companies. Our ability to generate revenue depends on the capital spending patterns and financial capabilities of these customers, which in turn depend upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which our customers are affected by regulatory, economic, and business conditions in the geographic areas where they operate. Additionally, our customers typically have long implementation cycles; require a broader range of services including design services; demand that vendors take on a large share of risk; and often require acceptance provisions, which can lead to revenue deferrals. The telecommunications industry recently was affected by financial problems and reduced capital spending by carriers. These conditions adversely affected our operating results in several prior fiscal years and, if these conditions return, could have a material adverse effect on our business, operating results, and financial condition. Further, we cannot assure that carriers, foreign governments or other customers will pursue infrastructure upgrades that require our products and solutions. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, mergers, lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery. Reductions in capital expenditures by companies in the telecommunications industry could seriously harm our revenue, net income and cash flows.

We operate in a highly competitive industry.

Our products and services continue to face competitive pressures. Our success in competing with other communications equipment providers will depend primarily on the following:

•	the price, quality and reliability of our products;

•	our engineering, manufacturing and marketing skills;

•	our delivery and service capabilities;

•	our control of operating expenses and management of assets; and

•	our ability to integrate acquired businesses effectively.

We also may face more intense competition in certain markets as a reaction to our larger presence. Pricing pressures could increase from current and future competitors and customers. Many current competitors have, and future competitors also may have, more engineering, manufacturing, marketing, financial and personnel resources available to them, may have better access to such resources and may be better able to attract and retain highly qualified personnel. Consolidation among communications equipment providers as well as entrants into the communications equipment market also may affect competition. As a result, other providers may respond more quickly to new or emerging technologies and changes in customer requirements and be able to offer a wider range of products and services, separately or bundled together. In addition, technological change, the increasing addition of Internet, data, video, voice and other services to networks, the possibility of regulatory changes and industry consolidation will likely continue to cause rapid evolution in the competitive environment. The full scope and nature of these changes are difficult to predict. Increased competition, particularly from Asia-based competitors, could lead to price cuts, reduced gross margins and loss of market share, which may adversely affect our business, operating results and financial condition.

Conditions in international markets could affect our operations.

Sales outside of North America generated approximately 24% of our revenue in 2006 and 25% in 2005. Due to our international sales and our international operations and research and development organizations, we are subject to the risks of conducting business internationally. These risks include:

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

Because we conduct a substantial portion of our business outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. An increase in the value of the dollar could increase the real cost to our customers outside the United States where we sell in U.S. dollars. A weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies.

We may encounter difficulties obtaining necessary raw materials and supplies.

Our ability to make and service our products and meet customer demands depends on our ability to obtain timely deliveries of important raw materials and supplies within certain quality standards. The availability of these raw materials and supplies is subject to market forces beyond our control. From time to time there may not be sufficient quantities of raw materials and supplies in the marketplace to meet the customer demand for our products. In addition, the costs to obtain these raw materials and supplies are subject to price fluctuations. Many companies use the same raw materials and supplies to produce their products that we use to produce our products. Companies with more resources may have a competitive advantage in obtaining raw materials and supplies due to greater buying power. In addition, we currently purchase certain key components from sole or limited-source vendors, and most of our component purchases are on a purchase-order basis without guaranteed supply arrangements. If supply is disrupted, we may be unable to find an alternative source in a timely manner, at favorable prices or of acceptable quality. These circumstances may limit our ability to meet scheduled deliveries to customers and may increase our expenses. Reduced supply or higher prices for raw materials and supplies may adversely affect our business, operating results and financial condition.

We depend on contract manufacturers and third-party service providers.

We have purchase agreements with contract manufacturers that require them to buy components used to manufacture our products and authorize them to buy components in accordance with agreed-upon lead times. As customers increasingly demand shorter delivery timeframes, the difficulty of accurately forecasting component needs creates additional risk. Failure to estimate requirements accurately can lead to monetary penalties, excess or obsolete inventory, or manufacturing disruptions. Further, since we do not, in every instance, have a contractual relationship with suppliers to our contract manufacturers, we are subject to and dependent on the terms of the agreements between the contract manufacturer and the supplier. As a result, we have limited ability to take legal action against suppliers if a component fails or is outside of the quality standards we set. In addition, the contract manufacturers may not allocate sufficient resources to the timely completion of our orders in accordance with our quality standards and result in significant interruptions in the supply of products to our customers.

We rely on a small number of contract manufacturers to perform the majority of our product manufacturing. The qualification of these manufacturers is an expensive and time-consuming process, and these manufacturers build products for other companies, including our competitors. We constantly review their manufacturing capability to ensure they meet our production requirements in terms of cost, capacity and quality. Periodically, we may decide to transfer the manufacturing of a product from one contract manufacturer to another to better meet our production needs. It is possible that we may not effectively manage this transition or the new contract manufacturer may not perform as well as expected. As a result, we may not be able to fill orders in a timely manner, which could harm our business. These limitations and the failure to deliver products on time may adversely affect our business, operating results and financial condition.

We rely on the use of third-party customer service providers to deliver and install products. We depend on such third-party agents to perform key on-site services for our customers. We cannot control the availability of such resources or the quality of the services provided by such third parties. Scarcity of resources, price fluctuations, quality or delivery issues may adversely affect our business, operating results and financial condition.

We may be unable to sell customer-specific inventory, which could result in lower gross profit margins and net income.

Some customers’ order specifications require us to design and build systems and purchase parts that are unique to a single customer. In many cases, we forecast and purchase components in advance and allocate resources to design and manufacture the systems. If our customers’ requirements change or if they delay or cancel orders, we may be unable to cost-effectively rework system configurations or return parts to inventory as available-for-sale. Write-downs and accruals for unrealizable inventory will negatively impact our gross profit margins and net income.

Intellectual property rights may not be adequate to protect our business.

Our future success depends in part on our intellectual property, including our proprietary technology and innovations. We have attempted to protect our intellectual property through various mechanisms such as patents, copyrights, trademarks, contractual obligations and trade secrets. We cannot be assured, however, that the patents we obtain and other intellectual property rights that we hold will necessarily provide us with any competitive advantage. Third parties may attempt to use our intellectual property without authorization. It is difficult to police the unauthorized use of our intellectual property, particularly in certain foreign countries, the laws of which may not protect intellectual property rights to the same extent as the laws of the United States. Litigation may be necessary to enforce our intellectual property rights, which could be costly and disruptive; there is no guarantee that we will obtain a successful result, no matter how much time, money and energy we spend on litigation. In addition, competitors and others may develop competitive technology independently without violating our proprietary rights. Any inability to secure, protect or enforce proprietary rights could result in loss of any competitive advantage, loss of customer orders and decreased revenue.

We may be subject to intellectual property infringement claims that are costly and time consuming to defend. These claims could limit our ability to use some technologies.

As competition in the communications equipment industry increases and the functionality of the products in this industry converges, companies in the industry increasingly become the target of infringement claims and other intellectual property disputes. Third parties may assert infringement claims against us or our customers or partners in connection with our products, services or other aspects of our business. From time to time we receive notices or claims based upon third-party patents or other proprietary rights, including notices or claims that may originate from competitors. Any such third parties may choose to litigate their claims, or we may pursue litigation to determine the scope and validity of any such proprietary rights. We may be unsuccessful in any such litigation. We may be unable to secure, on commercially reasonable terms, any licenses that we seek. Third-party claims, whether with or without merit, potentially can result in:

•	costly litigation;

•	diverting management’s time, attention and resources;

•	delaying or halting product shipments or services delivery;

•	requiring us to pay damages;

•	requiring us to enter into royalty-bearing licensing arrangements or to obtain substitute technology of lower quality or higher cost; or

•	otherwise imposing obligations or restrictions that could adversely affect our business, financial condition and operating results.

Product quality or performance problems could impact our business.

The development and production of new products with high technology content often involves problems with components and manufacturing methods. If significant problems in reliability, quality or network monitoring develop, including those due to defects in product, a number of negative effects on our business could result, including:

•	costs to fix product defects;

•	high service and warranty expenses;

•	payment of liquidated damages for performance failures;

•	high inventory obsolescence expense;

•	high levels of product returns;

•	delays or interruptions in product turn-up;

•	delays in collecting accounts receivable;

•	reduced orders from existing customers; and

•	declining interest from potential customers.

Our business would be adversely affected if we are unable to attract and retain key personnel.

Our success depends largely on our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition for these personnel is intense. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions.

We may not realize expected benefits from restructuring initiatives.

In the past, we have restructured our business and reduced our workforce in response to industry and market conditions. In light of the rapidly changing market for communications equipment, we may have to restructure in the future to achieve certain cost savings and to strategically realign our resources. If we further restructure our business or reduce our workforce, we may be required to record additional liabilities. We cannot predict whether we will realize expected synergies and improved operating performance as a result of any restructuring and streamlining of operations. We also cannot predict whether any restructuring and streamlining of operations will adversely affect our ability to retain key employees, which, in turn, would adversely affect our operating results. Further, in the event the market fluctuates up or down, we may not have the appropriate level of resources and personnel to appropriately react to the change.

We may be unable to identify or complete strategic acquisitions, investments and dispositions.

Our long-term growth strategy includes building value for the company through a variety of methods. These methods include acquisition of, investment in, or joint ventures in, complementary businesses, products, services or technologies and potential divestitures of certain portions of our business. We cannot assure that we will be able to identify suitable third parties for these transactions. Even if we identify suitable third parties to participate in these transactions, we cannot assure that we will be able to make them on commercially acceptable terms, if at all. If we acquire a company, it may be difficult to assimilate its businesses, products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders. We also may need to make further investments to support the acquired company and may have difficulty identifying and acquiring appropriate resources. If we divest or otherwise exit certain portions of our business, we may be required to record additional liabilities, for items such as workforce reduction costs, closure of excess facilities and excess inventory write-offs. Furthermore, estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change as a result of such disposition.

We are subject to numerous and changing industry regulations and standards.

Our products must comply with a significant number of communications industry technological regulations and standards, which vary between U.S. and international markets. Our products also must interoperate with third-party products. Testing to ensure compliance with technological standards and interoperability requires significant time and money. If we fail to ensure compliance with evolving standards and regulations in a timely manner or fail to maintain interoperability with equipment from other companies, we could experience customer contract penalties, delayed or lost customer orders, decreased revenue and reduced net income that may adversely affect our business, financial condition and operating results. To remain competitive, and in some cases remain compliant with customer requirements, we also must comply with industry certifications such as ISO (International Organization for Standardization) and TL 9000, a quality management system developed for the telecommunications industry.

We operate in an environment subject to changing government regulations.

The communications equipment industry is subject to government regulation in the United States and other countries. Our business depends on the continued growth of the telecommunications industry worldwide. Federal and state agencies regulate most of our domestic customers, and foreign customers also are subject to regulation. In particular, there may be future changes in U.S. telecommunications regulations that could slow the expansion of service providers’ network infrastructures and adversely affect our business, operating results and financial condition. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could adversely affect the sales of our products for certain classes of customers. Moreover, uncertainty regarding future legislation and government policies combined with emerging competition also may affect the demand for our products. Competition could intensify as a result of future regulatory changes or new regulations in the markets where we operate and sell our products and services, which could adversely affect our business, operating results and financial condition.

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

The manufacture, assembly and testing of our products may require the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to comply with any of these applicable laws or regulations could result in:

•	regulatory penalties, fines and legal liabilities,

•	suspension of production, or

•	curtailment of our operations or sales.

In addition, our failure to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or future liabilities. Existing and future environmental laws and regulations may restrict our use of certain materials to manufacture, assemble and test products. Any of these consequences could adversely impact our business and results of operations by increasing our expenses and/or requiring us to alter our manufacturing processes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Naperville, Illinois, approximately 35 miles west of Chicago. During 2006, we operated 52 facilities globally, totaling 2.1 million square feet, to support:

-	Corporate and administrative: 272,000 square feet.

-	Research and development: 943,000 square feet, of which 73% is used by the Broadband segment and 27% is used by the Transport segment.

-	Operations: 528,000 square feet, of which 60% is used by the Broadband segment and the remainder used by the Transport segment.

-	Sales and service: 388,000 square feet.

We own 1.1 million square feet of that total, which includes our headquarters facility and four facilities in Espoo, Finland. We lease facilities in 29 countries that total 1.0 million square feet, including 15 facilities in North America; 16 facilities in Europe, Middle East and Africa; 13 facilities in the Asia Pacific region and 3 facilities in South America.

Our significant leases include 754,000 square feet in North America; 129,000 square feet in Europe, Middle East and Africa; and 61,000 square feet in Asia Pacific.

We own substantially all of the equipment used in our business, other than that related to outsourced activities. We believe our facilities are adequate and suitable additional space and equipment will be available to accommodate expansion.

ITEM 3.	LEGAL PROCEEDINGS

On June 18, 2002, a class action complaint was filed in the United States District Court of the Northern District of Illinois against Tellabs, Michael Birck (Chairman of the Board of Tellabs) and Richard Notebaert (former CEO, President and Director of Tellabs). Thereafter, eight similar complaints were also filed in the United States District Court of the Northern District of Illinois. All nine of these actions were subsequently consolidated, and on December 3, 2002, a consolidated amended class action complaint was filed against Tellabs, Mr. Birck, Mr. Notebaert, and certain other of our current or former officers and/or directors. The consolidated amended complaint alleged that during the class period (December 11, 2000-June 19, 2001) the defendants violated the federal securities laws by making materially false and misleading statements, including, among other things, allegedly providing revenue forecasts that were false and misleading, misrepresenting demand for our products, and reporting overstated revenue for the fourth quarter 2000 in our financial statements. Further, certain of the individual defendants were alleged to have violated the federal securities laws by trading our securities while allegedly in possession of material, non-public information about us pertaining to these matters.

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice. On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit, appealing the dismissal. The appeal was fully briefed and oral argument was heard on January 21, 2005. On January 25, 2006, the Seventh Circuit issued an opinion affirming in part and reversing in part the judgment of the district court, and remanding for further proceedings. On February 8, 2006, defendants filed with the Seventh Circuit a petition for rehearing with suggestion for rehearing en banc. On April 19, 2006, the Seventh Circuit ordered plaintiffs to file an answer to the petition for rehearing, which was filed by the plaintiffs on May 3, 2006. On July 10, 2006, the Seventh Circuit denied the petition for rehearing with a minor modification to its opinion. On September 22, 2006, defendants filed a motion in the district court to dismiss some (but not all) of the remaining claims. On October 3, 2006, the defendants filed with the United States Supreme Court a petition for a writ of certiorari seeking to appeal the Seventh Circuit’s decision. On January 5, 2007, the defendants’ petition was granted. The United States Supreme Court will hear oral arguments on March 28, 2007.

On April 5, 2006, a class action complaint was filed in the United State District Court of the Northern District of Illinois against Tellabs, Michael Birck, Richard Notebaert and current or former Tellabs employees who, during the alleged class period of December 11, 2000 to July 1, 2003, participated on the Tellabs Investment and Administrative Committees of the Tellabs, Inc. Profit Sharing and Savings Plan (“Plan”). Thereafter, two similar complaints were filed in the United States District Court of the Northern District of Illinois.

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

On June 28, 2006, the Court consolidated all three actions and on August 14, 2006, plaintiffs filed a consolidated class action complaint. On September 15, 2006, defendants filed a Motion to Dismiss, or in the Alternative, for Summary Judgment seeking the dismissal with prejudice of all claims in the consolidated amended class action complaint. On February 13, 2007, the court denied defendants’ motion. Based on the court’s decision, the defendants have requested that the court certify an issue for interlocutory appeal to the United States Federal Court of Appeal for the Seventh Circuit.

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

None.

FORWARD-LOOKING STATEMENTS

Except for historical information, the matters discussed or incorporated by reference into this report may include forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management's expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “intend,” “likely,” “will,” “should,” “could,” “may,” “would” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunication service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; manufacturing efficiencies; research and new product development; protection and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company's filings with the SEC. For a further description of such risks and future factors, see Item 1A of this Form 10-K. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward-looking statements in determining whether to buy, sell or hold any of our securities. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the financial statements and related notes and management's discussion and analysis included in our 2006 Annual Report, included herein as Exhibit 13, and incorporated in this report by reference.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Tellabs' common stock is listed on the NASDAQ National Market under the symbol “TLAB”. As of February 16, 2007, there were approximately 7,678 stockholders of record and 437,321,051 outstanding shares.

The section entitled "Common Stock Market Data" in our 2006 Annual Report, included herein as Exhibit 13, is incorporated herein by reference. We have never paid cash dividends and do not anticipate paying a cash dividend in the foreseeable future.

On February 2, 2005, the Tellabs Board of Directors authorized the purchase of up to $300 million of our outstanding common stock. As of August 2, 2006, we purchased 32.0 million shares of our common stock at a total cost of $300 million, completing this program. This includes purchases of $107.4 million (7.6 million shares) during fiscal 2006.

On January 26, 2006, the Tellabs Board of Directors authorized the purchase of up to $100 million of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. On April 27, 2006 the Tellabs Board of Directors authorized the removal of the $100 million cap from this share repurchase program. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of December 29, 2006, we purchased 4.5 million shares of our common stock under this program at a total cost of $62.1 million. On January 25, 2007, the Tellabs Board of Directors authorized a one-year extension of this program.

On July 31, 2006, the Tellabs Board of Directors authorized a repurchase program of up to $300 million of our outstanding common stock. During 2006, we purchased 9.9 million shares of our common stock under this program at a total cost of $102.9 million. We intend to continue to repurchase shares under this program from time to time during open trading windows and when we do not possess material non-public information.

In addition, during 2006 we purchased 0.2 million shares for $3.5 million to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares from these programs as Treasury Stock.

Repurchases of Common Stock in 2006:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price of Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) (1)
12/31/05 through 2/3/06	781,974	$12.65	781,974	$97.5
2/4/06 through 3/3/06	6,713,710	14.45	6,713,710	18.6
3/4/06 through 3/31/06	811,600	14.22	811,600	18.6
4/1/06 through 5/5/06	910,840	15.99	910,840	18.6
5/6/06 through 6/2/06	1,404,576	14.45	1,404,576	1.3
6/3/06 through 6/30/06	170,156	14.65	170,156	1.3
7/1/06 through 8/4/06	885,021	9.57	885,021	294.9
8/5/06 through 9/1/06	6,429,040	10.13	6,429,040	232.1
9/2/06 through 9/29/06	264,391	10.44	264,391	232.1
9/30/06 through 11/3/06	1,092,316	10.71	1,092,316	222.2
11/4/06 through 12/1/06	2,490,216	11.28	2,490,216	197.1
12/2/06 through 12/29/06	53,079	10.50	53,079	197.1

Total	22,006,919	$12.38	22,006,919

(1)	The amounts in this column represent the remaining amounts under the two $300 million programs. The Rule 10b5-1 repurchase program does not have a limit; therefore, it is not included in the remaining value of shares.

ITEM 6.	SELECTED FINANCIAL DATA

The five years of selected financial data, for our 2006, 2005, 2004, 2003 and 2002 fiscal years is included in the 11-Year Summary of Selected Financial Data in our 2006 Annual Report, included herein as Exhibit 13, and such five years of selected data is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2006 Annual Report, included herein as Exhibit 13.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investments in Marketable Securities

During the normal course of business, we invest a portion of our cash and cash equivalents in marketable securities. For a discussion of our investments in marketable securities for the fiscal years ended December 29, 2006 and December 30, 2005, see the notes to our consolidated financial statements in our 2006 Annual Report, included herein as Exhibit 13, and incorporated herein by reference.

Financial Instruments and Market Risk

We conduct business on a global basis in U.S. and foreign currencies, so our financial results are subject to risks associated with fluctuating foreign exchange rates. To mitigate these risks, we have a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures that are expected to be settled in one year or less. We enter into derivative foreign exchange contracts only to the extent necessary to meet our goal of mitigating nonfunctional foreign currency exposures. We do not enter into hedging transactions for speculative purposes. The derivative foreign exchange contracts consist primarily of foreign currency forward contracts.

Derivative financial instruments involve elements of market and credit risk not recognized in the financial statements. The market risk that results from these instruments relates to changes in foreign currency exchange rates, which generally are offset by changes in the value of the underlying assets or liabilities being held. Credit risk relates to the risk of nonperformance by a counterparty to one of our derivative contracts. We do not believe there is a significant credit risk associated with our hedging activities because the counterparties are all large international financial institutions with high credit ratings. In addition, we also limit the aggregate notional amount of agreements entered into with any one financial institution to mitigate credit risk.

Non-designated Hedges

We use derivative contracts to manage overall foreign currency exposures that are remeasured through income. We record these contracts on the balance sheet at fair value. Changes in the fair value of these contracts are included in earnings as part of Other expense, net. We had a net gain of $7.5 million in 2006, a net loss of $23.3 million in 2005 and a net gain of $14.4 million in 2004. Receivables resulting from the contracts are included in Miscellaneous receivables and other current assets, while payables from the contracts are included as part of Other accrued liabilities. We do not engage in hedging specific individual transactions.

Cash Flow Hedges

We use derivative contracts designated as cash flow hedges to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conducted quarterly effectiveness tests on a spot-to-spot basis (excluding time value), with the time-value portion recorded in Other expense, net. We reclassified the effective gains and losses recorded in Accumulated other comprehensive income to Operating Expenses when the hedged transaction was recognized in earnings. We recorded any ineffectiveness of the forward contracts in Other expense, net. The impact to earnings associated with hedge ineffectiveness from cash flow hedges was negligible for 2006. When it becomes probable that an anticipated transaction, which is hedged, will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other expense, net. At year-end 2006, we had a balance of $0.2 million remaining in Accumulated other comprehensive income. We did not hold any derivatives designated as cash flow hedges at year-end.

Our net foreign currency exposure is diversified among a broad number of currencies. The notional amounts reflected in the following table represent the U.S. dollar values of the agreed-upon amounts that will be delivered to a third party on the agreed-upon date:

(In millions)	Weighted Average Contract Rate	Notional Value of Forward Contracts Maturing in 2007
Forward contracts at December 29, 2006
Forward contracts to sell foreign currencies for Euro:
United States dollar	1.3219	$70.0
British pound	1.4868	15.6
Norwegian kroner	8.1913	1.6
Swedish kroner	8.9872	2.7

		$89.9

Forward contracts to buy foreign currencies for Euro:
British pound	1.4902	$21.7
Swedish kroner	9.0098	4.6
United States dollar	1.3152	1.9

		$28.2

Forward contracts to sell foreign currencies for Danish kroner:
United States dollar	5.6710	$1.4

Forward contracts to sell foreign currencies for British pound:
Euro	1.4937	$15.0

Forward contracts to buy foreign currencies for British pound:
United States dollar	1.9565	$0.9

Forward contracts to sell foreign currencies for U.S. dollar:
Mexican peso	10.9240	$7.6
Euro	1.3152	0.8
Australian dollar	0.7833	0.5

		$8.9

Forward contracts to buy foreign currencies for U.S. dollar:
India rupee	0.0225	$0.5
Singapore dollar	0.6505	2.5

		$3.0

Forward contracts to sell foreign currencies for India rupee:
United States dollar	0.0218	$1.3

Forward contracts to buy foreign currencies for India rupee:
United States dollar	0.0215	$3.1

Forward contracts to sell foreign currencies for Australia dollar:
United States dollar	0.7833	$1.5

Forward contracts to buy foreign currencies for Thai baht:
United States dollar	37.5770	$2.1

Total contracts outstanding at December 29, 2006:		$155.3

(In millions)	Weighted Average Contract Rate	Notional Value of Forward Contracts Maturing in 2006
Forward contracts at December 30, 2005
Forward contracts to sell foreign currencies for Euro:
United States dollar	1.1884	$121.0
Other currencies		4.9

		$125.9

Forward contracts to buy foreign currencies for Euro:
British pound	1.4620	$6.4
Other currencies		1.9

		$8.3

Forward contracts to sell foreign currencies for Danish kroner:
United States dollar	6.2839	$7.1

Forward contracts to sell foreign currencies for British pound:
Euro	1.4588	$13.6

Forward contracts to sell foreign currencies for U.S. dollar:
Mexican peso	10.6735	$13.3

Euro	1.1854	3.4
British pound	1.7328	10.6
Other currencies		1.1

		$28.4

Forward contracts to buy foreign currencies for U.S. dollar:
Singapore dollar	0.6007	$2.2
Japanese yen	116.6200	1.6
Other currencies		0.5

		$4.3

Forward contracts to buy foreign currencies for Thai baht:
United States dollar	40.8850	$3.3

Total contracts outstanding at December 30, 2005:		$190.9

Pursuant to our policy, we entered into the above contracts immediately prior to the respective year-ends. Accordingly, the fair value of such contracts was nominal as of December 29, 2006 and December 30, 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes, Report of Independent Registered Public Accounting Firm and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting in our 2006 Annual Report, included herein as Exhibit 13, are incorporated herein by reference.

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

Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective and there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Ernst and Young LLP, our independent registered public accounting firm, on management’s assessment of the effectiveness of our internal control over financial reporting is set forth in our 2006 Annual Report, included herein as Exhibit 13, and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is incorporated herein by reference to the sections entitled “Election of Directors,” “Committees of the Board-Audit and Ethics Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 29, 2006, and the sections entitled “Officers” and “Code of Ethics” in our 2006 Annual Report, included herein as Exhibit 13, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to the sections entitled “Executive Compensation,” “Director Compensation,” and “Corporate Governance”, for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days, after the fiscal year ended December 29, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 29, 2006. Securities authorized for issuance under equity compensation plans is included in the notes to our 2006 Annual Report, included herein as Exhibit 13, and is incorporated herein by reference.

Equity Compensation Plan Table

The following table summarizes information as of December 29, 2006, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	33,416,517	$18.22	33,925,649
Equity compensation plans not approved by security holders (1)	8,282,496	$11.63	—
Total	41,699,013	$16.91	33,925,649
(1)	All of these options were issued pursuant to option plans that were assumed in merger transactions. The Company has not made, and will not make, any future grants or awards of equity securities under these plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is incorporated herein by reference to the section entitled “Transactions with Related Persons,” “Policies and Procedures for Review and Approval of Related Persons Transactions” and “Corporate Governance” in our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 29, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to the section entitled “Independent Auditor’s Fees and Services” in our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 29, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

The following Consolidated Financial Statements of Tellabs, Inc., and Subsidiaries, included in the registrant's 2006 Annual Report, included herein as Exhibit 13, were previously incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets: December 29, 2006 and December 30, 2005

Consolidated Statements of Income: Years ended December 29, 2006, December 30, 2005 and December 31, 2004

Consolidated Statements of Stockholders' Equity: Years ended December 29, 2006, December 30, 2005 and December 31, 2004

Consolidated Statements of Cash Flow: Years ended December 29, 2006, December 30, 2005 and December 31, 2004

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

(b)	Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation and Amendments 14/

3.2	Certificate of Amendment to Restated Certificate of Incorporation 18/

3.3	Amended and Restated By-Laws 15/

10.1	Tellabs Operations, Inc. Deferred Compensation Plan, as amended and its related trust, as amended 3/

10.2	Tellabs, Inc. Deferred Income Plan, as amended 10/

10.3	1986 Non-Qualified Stock Option Plan, as amended and restated 1/

10.4	Amendment to Tellabs, Inc. 1986 Non-Qualified Stock Option Plan (As Amended and Restated June 26, 1992) 7/

10.5	1987 Stock Option Plan for Non-Employee Corporate Directors, as amended and restated 1/

10.6	Amendment to Tellabs, Inc. 1987 Stock Option Plan for Non-Employee Corporate Directors (As Amended and Restated June 26, 1992) 7/

10.7	1989 Stock Option Plan, as amended and restated 1/

10.8	Amendment to Tellabs, Inc. 1989 Stock Option Plan (As Amended and Restated June 26, 1992) 7/

10.9	Employee Quality Stock Award Program 2/

10.10	1991 Stock Option Plan, as amended and restated 1/

10.11	Amendment to Tellabs, Inc. 1991 Stock Option Plan (As Amended and Restated June 26, 1992) 7/

10.12	Amendment to the Coherent Communications Systems Corporation Amended and Restated 1993 Equity Compensation Plan 7/

10.13	Amendment to the Coherent Communications Systems Corporation 1993 Equity Compensation Plan 8/

10.14	1994 Stock Option Plan 3/

10.15	Amendment to the Tellabs, Inc. 1994 Stock Option Plan 7/

10.16	Tellabs, Inc. 1998 Stock Option Plan 4/

10.17	Amendment to the Tellabs, Inc. 1998 Stock Option Plan 7/

10.18	1999 Tellabs, Inc., Stock Bonus Plan 6/

10.19	SALIX Technologies, Inc. 1998 Omnibus Stock Plan and Option Agreement Dated as of December 1, 1997 5/

10.20	Amendment to the SALIX Technologies, Inc. Omnibus Stock Plan 7/

10.21	Tellabs, Inc. 2001 Stock Option Plan 8/

10.22	Form of Executive Agreement for Corporate Officers 11/

10.23	Ocular Networks, Inc. Amended and Restated 2000 Stock Incentive Plan 9/

10.24	Tellabs Advantage Plan, as amended and restated 13/

10.25	First Amendment to the Tellabs Advantage Plan 13/

10.26	Second Amendment to the Tellabs Advantage Plan 13/

10.27	2004 Amendment to the Tellabs Advantage Plan 15/

10.28	2006 Amendment to the Tellabs Advantage Plan

10.29	Vivace Networks, Inc. 1999 Equity Incentive Plan, as amended 19/

10.30	Tellabs, Inc. 2004 Incentive Compensation Plan 12/

10.31	Forms of Stock Award Statement and Stock Award Agreement pertaining to Tellabs, Inc. 2004 Incentive Compensation Plan 15/

10.32	Advanced Fibre Communication, Inc. 1996 Stock Incentive Plan 15/

10.33	Form of Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 15/

10.34	Form of Automatic Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 15/

10.35	Form of Notice of Grant of Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 15/

10.36	Form of Notice of Grant of Non-Employee Director Automatic Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 15/

10.37	Form of Stock Issuance Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 15/

10.38	2005 Tellabs, Inc. Employee Stock Purchase Plan 16/

10.39	Tellabs, Inc. Executive Continuity and Protection Program 16/

10.40	Form of Executive Performance Stock Units Statement and Award Agreement 17/

13	Annual Report to Stockholders

21	Subsidiaries of Tellabs, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits 10.1 through 10.40 contain, among other documents, management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(b) hereof.

(c)	Schedules: See Item 15(a)2 above.
1/	Incorporated by reference from Tellabs, Inc. Post-effective Amendment No. 1 on Form S-8 to Form S-4 filed on or about June 29, 1992 (File No. 33-45788).
2/	Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended April 1, 1988 (File No. 0-9692).
3/	Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 1993 (File No. 0-9692).
4/	Incorporated by reference from Tellabs, Inc. Definitive Proxy Statement filed on or about March 16, 1998 (File No. 0-9692).
5/	Incorporated by reference from Tellabs, Inc. Post-Effective Amendment No. 1 on Form S-8 to Form S-4, filed on March 13, 2000 (File No. 33-95135).
6/	Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 1999 (File No. 0-9692).
7/	Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 30, 2000 (File No. 0-9692).
8/	Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended March 30, 2001 (File No. 0-9692).
9/	Incorporated by reference from Tellabs, Inc. Form S-8 filed on January 25, 2002 (File No. 333-81360).
10/	Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended March 29, 2002 (File No. 0-9692).

11/	Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended September 26, 2003 (File No. 0-9692).
12/	Incorporated by reference from Tellabs, Inc. Definitive Proxy Statement filed March 19, 2004 (File No. 0-9692).
13/	Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended January 2, 2004 (File No. 0-9692).
14/	Incorporated by reference from Tellabs, Inc. Form S-4 filed June 23, 2004 (File No. 333-116794).
15/	Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 2004 (File No. 0-9692).
16/	Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended March 31, 2005 (File No. 0-9692).
17/	Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended September 29, 2006 (File No. 0-9692).
18/	Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 30, 2000 (File No. 0-9692).
19/	Incorporated by reference from Tellabs, Inc. Form S-8 filed on July 29, 2003 (File no. 333-107457).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLABS, INC.

February 26, 2007	By	/s/ Krish A. Prabhu Krish A. Prabhu
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Krish A. Prabhu Krish A. Prabhu President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2007

/s/ Timothy J. Wiggins Timothy J. Wiggins Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2007

/s/ James A. Dite James A. Dite Vice President and Controller (Principal Accounting Officer)	February 26, 2007

/s/ Michael J. Birck Michael J. Birck Chairman and Director	February 26, 2007

/s/ Linda Beck Linda Beck Director	February 26, 2007

/s/ Bo Hedfors Bo Hedfors Director	February 26, 2007

/s/ Frank Ianna Frank Ianna Director	February 26, 2007

/s/ Frederick A. Krehbiel Frederick A. Krehbiel Director	February 26, 2007

/s/ Michael E. Lavin Michael E. Lavin Director	February 26, 2007

/s/ Stephanie Pace Marshall Stephanie Pace Marshall Director	February 26, 2007

/s/ William F. Souders William F. Souders Director	February 26, 2007

/s/ Jan H. Suwinski Jan H. Suwinski Director	February 26, 2007

TELLABS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended December 29, 2006, December 30, 2005 and December 31, 2004

(In millions)	Balance at Beginning of Year	Net Additions Charged to Costs and Expenses	Deductions (A)	Acquisitions (B)	Reclass (C)	Balance at End of Year
2006
Accounts receivable allowances	$4.2	$0.0	$0.4	$0.0	$0.0	$3.8
2005
Accounts receivable allowances	$14.8	$(1.4)	$1.2	$(3.8)	$(4.2)	$4.2
2004
Accounts receivable allowances	$5.4	$3.3	$(0.1)	$6.0	$0.0	$14.8

NOTE:

(A) – Net uncollectable accounts charged off (recovered).

(B) – This amount represents the acquisition of AFC in 2004 and purchase price adjustments in 2005.

(C) – This amount represents the reclass of returns to current liabilities.

(In millions)	Balance at Beginning of Year	Net Additions Charged to Costs and Expenses	Deductions (A)	Acquisitions (B)	Balance at End of Year
2006
Reserve for excess and obsolete inventory	$65.1	$23.1	$(23.6)	$0.0	$64.6
2005
Reserve for excess and obsolete inventory	$77.7	$17.3	$(29.9)	$0.0	$65.1
2004
Reserve for excess and obsolete inventory	$55.3	$16.0	$(29.6)	$36.0	$77.7

NOTE:

(A) – Inventory scrapped.

(B) – This amount represents the acquisition of AFC in 2004.

Exhibit Index

10.28	2006 Amendment to the Tellabs Advantage Plan

13	Annual Report to Stockholders

21	Subsidiaries of Tellabs, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002