Form 10-Q
period 2007-03-30
TELLABS INC
filed 2007-05-09
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

Common Shares, $0.01 Par Value – 437,770,703 shares outstanding on April 27, 2007.

TELLABS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	First Quarter
	3/30/07	3/31/06
In millions, except per-share data
Revenue
Products	$410.0	$474.1
Services	41.9	40.6

	451.9	514.7

Cost of Revenue
Products	233.0	242.2
Services	33.0	30.2

	266.0	272.4

Gross Profit	185.9	242.3

Gross profit as a percentage of revenue	41.1%	47.1%

Gross profit as a percentage of revenue—products	43.2%	48.9%
Gross profit as a percentage of revenue—services	21.2%	25.6%

Operating Expenses
Research and development	84.5	92.9
Sales and marketing	45.8	45.0
General and administrative	26.6	28.1
Intangible asset amortization	5.6	7.0

	162.5	173.0

Operating Earnings	23.4	69.3

Other Income
Interest income, net	11.8	10.5
Other income, net	0.3	1.4

	12.1	11.9

Earnings Before Income Tax	35.5	81.2
Income tax expense	(10.0)	(28.8)

Net Earnings	$25.5	$52.4

Net Earnings Per Share
Basic	$0.06	$0.12

Diluted	$0.06	$0.11

Weighted Average Shares Outstanding
Basic	438.2	449.6

Diluted	443.2	460.0

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	3/30/07	12/29/06
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$149.4	$153.6
Investments in marketable securities	1,152.3	1,146.5

	1,301.7	1,300.1

Other marketable securities	269.6	288.6
Accounts receivable, net of allowances of $3.9 and $3.8	368.0	411.0
Inventories
Raw materials	37.3	34.5
Work in process	21.4	19.7
Finished goods (includes costs of $53.2 and $28.6 related to deferred revenue)	151.7	112.8

	210.4	167.0
Income taxes	14.4	10.7
Miscellaneous receivables and other current assets	53.8	55.2

Total Current Assets	2,217.9	2,232.6

Property, Plant and Equipment
Land	20.8	20.8
Buildings and improvements	206.6	205.5
Equipment	417.5	411.2

	644.9	637.5
Accumulated depreciation	(343.4)	(329.6)

	301.5	307.9
Goodwill	1,108.3	1,107.4
Intangible Assets, net of amortization	83.9	89.6
Other Assets	180.8	184.9

Total Assets	$3,892.4	$3,922.4

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$99.6	$119.5
Accrued compensation	43.9	70.7
Restructuring and other charges	7.9	7.8
Income taxes	90.3	97.9
Stock loan	269.6	288.6
Deferred revenue	80.0	55.4
Other accrued liabilities	122.3	122.3

Total Current Liabilities	713.6	762.2

Long-Term Restructuring Liabilities	20.2	22.3
Income Taxes	117.7	128.2
Other Long-Term Liabilities	78.8	71.4

Stockholders' Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 489,690,382 and 489,034,812 shares issued	4.9	4.9
Additional paid-in capital	1,408.2	1,395.3
Treasury stock, at cost: 52,338,173 and 49,919,908 shares	(624.2)	(598.7)
Retained earnings	2,073.8	2,042.0
Accumulated other comprehensive income	99.4	94.8

Total Stockholders' Equity	2,962.1	2,938.3

Total Liabilities and Stockholders' Equity	$3,892.4	$3,922.4

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	First Quarter
	3/30/07	3/31/06
In millions
Operating Activities
Net earnings	$25.5	$52.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23.3	25.6
Stock-based compensation	8.9	15.3
Deferred income taxes	4.3	21.6
Net changes in assets and liabilities:
Accounts receivable	44.4	(41.6)
Inventories	(42.3)	(15.2)
Miscellaneous receivables and other current assets	(3.0)	11.5
Other assets	2.8	(2.4)
Accounts payable	(21.3)	(2.7)
Restructuring and other charges	(2.0)	(2.7)
Deferred revenue	24.6	13.0
Other accrued liabilities	(28.7)	(47.6)
Income taxes	(10.5)	(17.7)
Other long-term liabilities	1.5	0.6

Net Cash Provided by Operating Activities	27.5	10.1

Investing Activities
Capital expenditures	(10.4)	(12.9)
Disposals of property, plant and equipment	0.4	0.2
Payments for purchases of investments	(273.7)	(495.3)
Proceeds from sales and maturities of investments	270.6	163.2

Net Cash Used for Investing Activities	(13.1)	(344.8)

Financing Activities
Proceeds from issuance of common stock under stock plans	4.7	63.8
Repurchase of common stock	(25.5)	(118.4)

Net Cash Used for Financing Activities	(20.8)	(54.6)

Effect of Exchange Rate Changes on Cash	2.2	2.1

Net Decrease in Cash and Cash Equivalents	(4.2)	(387.2)
Cash and Cash Equivalents at Beginning of Year	153.6	880.8

Cash and Cash Equivalents at End of Period	$149.4	$493.6

The accompanying notes are an integral part of these statements.

TELLABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IN MILLIONS EXCEPT SHARE AND PER-SHARE DATA

1. Basis of Presentation

We prepared our accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim financial statements, the requirements of Form 10-Q and applicable rules of Regulation S-X. Therefore, they do not include all disclosures normally required by generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein are to be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2006.

In our opinion, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

2. New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, creates a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 on its effective date. Currently, we are not able to estimate the impact SFAS 157 will have on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 on its effective date. Currently, we are not able to estimate the impact SFAS 159 will have on our financial statements.

3. Restructuring and Other Charges

We did not initiate any restructuring plans in the first quarter of 2007. Our most recent restructuring plans, which we initiated in the second quarter of 2006, included consolidation of our two order configuration and distribution centers in North America into a single location, and a headcount reduction in both the Transport and Broadband segments of our business. We reduced headcount by 126 employees during 2006, and closed or consolidated two leased facilities as a result of those reductions. By the end of 2006, we achieved the goals of these plans. The total expense of the 2006 restructuring plans was $9.2 million, which included $2.3 million in severance costs, $6.7 million in facility charges and $0.2 million in asset disposals.

The following table summarizes our restructuring and other charges activity by segments for the first quarter of 2007 and the status of the reserves at March 30, 2007:

		First Quarter Activity
	Balance at 12/29/06	Restructuring Expense	Cash Payments	Non-Cash Settlements	Balance at 3/30/07
2006 Restructuring Plans
Broadband	$7.1	$—	$(0.8)	$—	$6.3
Transport	0.2	—	—	—	0.2

Subtotal 2006 Restructuring	7.3	—	(0.8)	—	6.5

Previous Restructuring Plans
Broadband	0.2	—	—	—	0.2
Transport	22.6	—	(1.2)	—	21.4

Subtotal Previous Restructuring	22.8	—	(1.2)	—	21.6

Total All Restructuring Plans	$30.1	$—	$(2.0)	$—	$28.1

As of December 29, 2006, in addition to the aforementioned restructuring plans and related accruals, we had a $3.7 million accrual remaining for exit costs related to our 2004 acquisition of AFC. During the first quarter of 2007, this accrual was charged $0.5 million, leaving a balance of $3.2 million at March 30, 2007. These remaining exit costs are related to lease liabilities that expire by the end of 2009.

4. Stock-Based Plans

The Tellabs, Inc., 2004 Incentive Compensation Plan provides for the grant of short-term and long-term incentives, including stock options and stock appreciation rights (SARs), restricted stock and performance stock units. We approved 39,139,977 shares for grant under the plan, of which 24,544,122 remain available for grant at March 30, 2007. Under the 2004 plan and predecessor plans, we granted awards at market value on the date of grant.

Under the 2005 Tellabs, Inc. Employee Stock Purchase Plan, employees can elect to withhold a portion of their compensation to purchase Tellabs’ common stock at 85% of the stock’s closing price on the purchase date. We purchased shares under this 2005 plan in April and October. Shares issued under these plans are new shares, not treasury stock. Effective April 25, 2007, Tellabs suspended the Employee Stock Purchase Plan. The final purchase for employees enrolled through the date of suspension occurred on April 30, 2007.

Stock Options and Stock-Settled Stock Appreciation Rights

Stock options and stock-settled SARs granted in the first quarters of 2007 and 2006 generally vest over 3 years from the date of the grant. We recognize compensation expense on a straight-line basis over the vesting period based on the fair value of the stock options and stock-settled SARs on the grant date. Compensation expense for stock options and stock-settled SARs was $6.7 million in the first quarter of 2007 and $10.7 million in the first quarter of 2006. Options granted but unexercised generally expire 10 years from the grant date.

We estimate the fair value of stock options and stock-settled SARs using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted-average fair value of current period stock option grants and stock-settled SARs:

	First Quarter
	3/30/07	3/31/06
Expected volatility	43.9%	43.0%
Risk-free interest rate	4.7%	4.4%
Expected term (in years)	4.6	4.5
Expected dividend yield	0.0%	0.0%

We based our calculation of expected volatility on a combination of historical and implied volatility for options and stock-settled SARs granted in the first three months of 2007 and 2006. We based the risk-free interest rate on the U.S. Treasury yield curve in effect at the date of grant. We estimated the expected term of the options and stock-settled SARs using their vesting period, post-vesting employment termination behavior and historical exercise patterns.

The following is a summary of the activity in our stock options and stock-settled SARs during the quarter and status at the end of the quarter ended March 30, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – beginning of year	41,699,013	$16.91
Granted	324,250	$10.36
Exercised	(566,581)	$7.32
Forfeited/expired	(430,693)	$19.83

Outstanding – end of period	41,025,989	$16.96	5.7	$49.5

Exercisable – end of period	32,981,102	$18.58	5.0	$44.6
Shares expected to vest	40,607,462	$17.03	5.7	$49.3
Weighted-average fair value of options granted during the quarter		$4.45

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on Tellabs’ closing stock price as of March 30, 2007, that the option and stock-settled SARs holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the first quarter of 2007 was $1.8 million.

As of March 30, 2007, we had $27.8 million of unrecognized compensation cost related to stock options and stock-settled SARs that we expect to recognize over a weighted-average period of 0.8 year.

Cash-Settled Stock Appreciation Rights

Tellabs’ plans also provide for the granting of cash-settled SARs in conjunction with, or independent, of the stock options under the plans. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (market value of Tellabs’ stock on the grant date) and the market value of Tellabs stock on the date the holder exercises the SAR. These cash payments were negligible in the first quarters of 2007 and 2006. The cash-settled SARs are generally assigned 10-year terms. Cash-settled SARs generally vest over 3 years from the grant date. At March 30, 2007, there were 126,600 cash-settled SARs outstanding with exercise prices that ranged from $6.01 to $70.06. The weighted-average price of the 21,200 cash-settled SARs granted in the first quarter of 2007 was $10.21 and the weighted average price of the 900 cash-settled SARs granted in the first quarter of 2006 was $13.27.

Restricted Stock

We granted 7,250 restricted shares in the first quarter of 2007 and 116,606 restricted shares in the first quarter of 2006. Of the 7,250 shares granted in the first quarter of 2007, 3,250 shares vest over a two-year period and 4,000 shares vest over a one-year period. Of the 116,606 shares granted in the first quarter of 2006, 62,000 shares vest over a two-year period and 54,606 shares vest over a one-year period. We recognize compensation expense on a straight-line basis over the vesting periods based on the market price of Tellabs’ stock on the grant date. Compensation expense for restricted stock was $1.8 million in the first quarter of 2007 and $2.1 million in the first quarter of 2006. The weighted-average issuance price of restricted stock granted in the first quarter of 2007 was $10.44 per share and the weighted-average issuance price of restricted stock granted in the first quarter of 2006 was $13.26 per share. Our non-vested stock award activity for the first quarter of 2007 follows:

	First Quarter 3/30/07
	Shares	Weighted- Average Grant Date Fair Value
Non-vested - beginning of year	1,339,308	$12.22
Granted	7,250	$10.44
Vested	(154,570)	$11.91
Forfeited	(32,537)	$11.63

Non-vested - end of period	1,159,451	$12.26

As of March 30, 2007, we had $7.4 million of unrecognized compensation cost related to restricted stock that we expect to recognize over a weighted-average period of 0.6 years.

Performance Stock Units

We did not grant performance stock units (PSUs) in the first quarters of 2007 or 2006. The PSUs granted in the third quarter of 2006 entitle the recipients to receive shares of Tellabs’ common stock in March 2008, contingent upon the achievement of cumulative company operating income and revenue-based targets for the 2006 and 2007 fiscal years. At minimum target performance, we will issue one-half share for each PSU granted. At maximum target performance, we will issue three shares for each PSU granted. At March 30, 2007, there were 245,000 PSUs outstanding, which reflects a reduction of 25,000 shares forfeited in the first quarter of 2007. Compensation expense for performance stock units was $0.1 million for the first quarter of 2007.

Employee Stock Purchase Plan

No shares of common stock were purchased under the plan during the first quarter of 2007 or 2006. As of March 30, 2007, we had 9,230,883 shares available for purchase. Compensation expense for the plan was $0.3 million in the first quarter of 2007.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, stock appreciation rights, restricted stock, performance stock units and our employee stock purchase plan:

	First Quarter
	3/30/07	3/31/06
Cost of revenue – products	$0.6	$0.6
Cost of revenue – services	0.9	1.1
Research and development	3.5	5.5
Sales and marketing	1.8	2.6
General and administrative	2.1	5.5

Stock-based compensation expense before income taxes	8.9	15.3
Income tax benefit	3.0	4.2

Total stock-based compensation expense after income taxes	$5.9	$11.1

5. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for our retiree medical plan:

	First Quarter
	3/30/07	3/31/06
Service cost	$0.3	$0.3
Interest cost	0.2	0.1
Expected return on plan assets	(0.1)	(0.1)

Net periodic benefit cost	$0.4	$0.3

We currently do not anticipate contributing to the plan in 2007, as it is adequately funded at this time.

6. Product Warranties

We provide warranties for all of our products. The specific terms and conditions of those warranties vary depending on the product. We provide a basic limited warranty, including parts and labor, for all products except access products, for periods ranging from 90 days to 5 years. The basic limited warranty for access products covers parts and labor for periods generally ranging from 2 to 6 years.

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

	First Quarter
	03/30/07	3/31/06
Balance - beginning of period	$45.0	$49.2
Accruals for product warranties issued	4.9	9.3
Settlements	(3.4)	(6.4)

Balance -end of period	$46.5	$52.1

Balance sheet classification - end of period
Other accrued liabilities	$23.9	$29.9
Other long-term liabilities	22.6	22.2

Total product warranty liabilities	$46.5	$52.1

7. Stock Repurchase Programs

On January 25, 2007, the Tellabs Board of Directors authorized a one-year extension of the purchase of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of March 30, 2007, we purchased 4.9 million shares of our common stock under this program at a total cost of $66.3 million, including $4.2 million (0.4 million shares) in the first quarter of 2007.

On July 31, 2006, the Tellabs Board of Directors authorized a repurchase program of up to $300 million of our outstanding common stock. As of March 30, 2007, we purchased 11.9 million shares of our common stock under the program at a total cost of $123.9 million, including $21.0 million (2.0 million shares) in the first quarter of 2007. We intend to continue to repurchase shares under this program from time to time during open trading windows and when we do not possess material non-public information.

In addition, in the first quarter of 2007, we purchased 28,600 shares for $0.3 million to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

8. Comprehensive Income

Comprehensive Income for the quarters presented consists of the following:

	First Quarter
	3/30/07	3/31/06
Net Earnings	$25.5	$52.4
Other comprehensive income:
Foreign currency translation adjustments	4.4	4.3
Unrealized gain on available-for-sale-securities	0.1	6.2
Fair value adjustments of cash flow hedges	0.1	—

Comprehensive income	$30.1	$62.9

9. Derivative Financial Instruments

Financial Instruments and Market Risk

We conduct business on a global basis in U.S. and foreign currencies, so our financial results are subject to risks associated with fluctuating foreign exchange rates. To mitigate these risks, we have a foreign currency exposure management program, which uses derivative foreign exchange contracts to address nonfunctional currency exposures that we expect to settle in one year or less. We enter into derivative foreign exchange contracts only to the extent necessary to meet our goal of mitigating nonfunctional foreign currency exposures. We do not enter into hedging transactions for speculative purposes. The derivative foreign exchange contracts consist primarily of foreign currency forward contracts.

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

Non-designated Hedges

We use derivative contracts to manage overall foreign currency exposures that are remeasured through income. We record these contracts on the balance sheet at fair value. Changes in the fair value of these contracts are included in earnings as part of Other income, net. Receivables resulting from the contracts are included in Miscellaneous receivables and other current assets, while payables from the contracts are included as part of Other accrued liabilities. We do not engage in hedging specific individual transactions.

Cash Flow Hedges

We use derivative contracts designated as cash flow hedges to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conducted quarterly effectiveness tests on a spot-to-spot basis (excluding time value), with the time-value portion recorded in Other income, net. We reclassified the effective gains and losses recorded in Accumulated Other Comprehensive Income to Operating Expenses when the hedged transaction was recognized in earnings. We recorded any ineffectiveness of the forward contracts in Other income, net. The impact to earnings associated with hedge ineffectiveness from cash flow hedges was negligible for the first quarter of 2007. When it becomes probable that an anticipated transaction, which is hedged, will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated Other Comprehensive Income to Other income, net. At March 30, 2007, we had a balance of ($0.3) million in Accumulated Other Comprehensive Income. We held derivatives designated as cash flow hedges at the end of the quarter.

The following table summarizes the impact of cash flow hedges on Accumulated Other Comprehensive Income (net of tax):

	First Quarter
	3/30/07	3/31/06
Balance at beginning of period	$(0.2)	$0.4
Net change on cash flow hedges	0.1	(0.1)
Reclassification to operating expenses	(0.2)	(0.3)

Balance at end of period	$(0.3)	$—

10. Income Taxes

We recorded income tax expense of $10.0 million for the first quarter of 2007, resulting in an effective tax rate of 28.2%. Our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the impact of research and development tax credits and earnings from foreign operations that are taxed at lower rates.

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on December 30, 2006. As a result, we recognized a decrease of approximately $5.7 million in the liability for unrecognized tax benefits, which we accounted for a cumulative effective increase of $6.3 million to retained earnings and an increase of $0.6 million to goodwill as of December 30, 2006. The total amount of unrecognized tax benefits as of December 30, 2006, as adjusted, was $76.5 million. This amount includes an accrual of $62.0 million of unrecognized tax benefits that if recognized, would affect the effective tax rate, and $14.5 million of unrecognized tax benefits that, if recognized, would decrease goodwill associated with prior acquisitions. We continue to recognize interest and penalties related to income tax matters as part of our income tax expense. The balance of interest and penalties accrued as of December 30, 2006, and March 30, 2007, was $11.7 million and $12.9 million.

It is reasonably possible that unrecognized benefits related to the effects of federal elections on state income taxes will decrease by approximately $1 million to $2 million as a result of the settlement of audits or the expiration of statute of limitations within the next 12 months.

It is reasonably possible that unrecognized benefits related to the deductibility of certain foreign expenses will decrease by approximately $11 million to $12 million as a result of the settlement of audits or the expiration of statute of limitations within the next 12 months.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in our major jurisdictions for years before 2001. Our major jurisdictions currently include the U.S., California, Illinois, Finland, Denmark and Mexico. The Internal Revenue Service (IRS) completed its audit of our U.S. income tax returns for years 2001 through 2003 and proposed an adjustment of $48.2 million related to the disallowance of a loss claimed with respect to an investment in a subsidiary. We do not agree with this proposed adjustment and are appealing this decision. We estimate that this issue will be resolved in the next 18 to 24 months. In addition, the IRS initiated its examination of our federal income tax returns during 2006 for the 2004 and 2005 periods. We are in the early stages of this examination and no adjustments have been proposed to date.

11. Operating Segments

We report operating results for three segments: Broadband, Transport and Services.

The Broadband segment includes access, managed access and data product portfolios that facilitate the delivery of bundled voice, video and high-speed Internet/data services over copper-based and /or fiber-based networks. These products enable service providers to deliver business and next-generation wireline and wireless services to their customers. Access offerings include the Tellabs® 1000 multiservice access platform, the Tellabs® 1100 multiservice access platform, the Tellabs® 8865 service-aware optical line terminal and the Tellabs® 1600 optical network terminal series. Managed access products include the Tellabs® 2300 cable telephony distribution system, the Tellabs® 6300 managed transport system and the Tellabs® 8100 managed access system. Data products include the Tellabs® 8600 managed edge system and the Tellabs® 8800 multiservice router series.

Our Transport segment includes solutions that enable service providers to transport service and manage optical bandwidth by adding capacity when and where it’s needed. Wireline and wireless carriers use these products primarily within the metropolitan portion of their transport networks to support wireless services, business services for enterprise carriers, and triple-play voice, video and data services for residential customers. Product offerings include the Tellabs® 3000 voice-quality enhancement products, the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 5500 NGX transport switch and the Tellabs® 7100 optical transport system.

The Services segment delivers deployment, support, professional consulting, training and systems integration services to Tellabs’ customers. These services support all phases of the network: planning, building and operating.

We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of purchased deferred stock compensation and intangibles, restructuring and other charges, and the impact of equity-based compensation (which includes restricted stock and performance stock units granted after June 30, 2006, and stock options).

Financial information for each operating segment is as follows:

Revenue

	First Quarter
	3/30/07	3/31/06
Broadband	$218.7	$259.7
Transport	191.3	214.4
Services	41.9	40.6

Total revenue	$451.9	$514.7

Segment Profit (Loss) and Reconciliation to Operating Earnings

	First Quarter
	3/30/07	3/31/06
Broadband	$(14.8)	$21.4
Transport	110.9	122.8
Services	9.9	11.3

Total segment profit	106.0	155.5
Sales and marketing expenses	45.8	45.0
General and administrative expenses	26.6	28.1
Equity based compensation and deferred stock compensation not included in segment profit above	4.6	6.1
Intangible asset amortization	5.6	7.0

Operating earnings	$23.4	$69.3

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

We generate revenue principally through the sale of telecommunication products, both as stand-alone products and as elements of integrated systems, to many of the world’s largest telecommunications service providers. In addition, we generate revenue by providing deployment and professional services related primarily to our own products and systems. In 2006, we began reporting results under three reporting segments: Broadband, Transport and Services.

The Broadband segment includes the access, managed access and data product portfolios that facilitate the delivery of bundled triple-play services. These products enable service providers to deliver business and next-generation wireline and wireless services to their customers. We earn revenue from our Broadband segment globally. We earn a majority of our access products revenue in North America for the support of copper-based and fiber-based networks. Driving demand for access products are consumer demand for the triple play of bundled voice, video and high-speed Internet/data services in addition to competition among traditional telecommunications companies and cable service operators to be the sole source provider of triple-play services. We generate the majority of our managed access product revenue outside North America. Driving demand for managed access products are business services for voice and high-speed data as well as network transport services for wireless communications. We earn revenue from our data products globally. Driving demand for data products is user demand for wireless and wireline carriers to deliver business services and next-generation wireless services.

The Transport segment includes our optical and digital cross-connect and transport systems. We earn a majority of our Transport segment revenue in North America. Revenue is principally derived from our digital cross-connect systems that enable service providers to transport service and manage optical bandwidth by adding capacity when and where it is needed. Driving demand for transport products are the needs of wireline and wireless service providers to support wireless services, business services for enterprises, and triple-play voice, video and data services for consumers.

The Services segment delivers deployment, support, professional consulting, training and systems integration services to Tellabs customers. These services support all phases of the network: planning, building and operating. We earn revenue from our Services segment globally. Deployment service revenue, which makes up almost half of our Services revenue, arises primarily from sales of our transport products in North America and tends to lag product sales by approximately one fiscal quarter. In the first quarter of 2007, revenue from support agreements covers all of Tellabs products including transport, access, managed access and data products. The majority of support agreement revenue covers transport and managed access products.

Tellabs operates in a dynamic global industry. Carrier consolidation in North America has reduced the number of customers for our products and services. The remaining carriers are large and can exert considerably more pricing pressure than in years past. These carriers may focus their future purchases with a few large suppliers, which could also adversely affect our revenue. In addition we face more competition in North America and globally, especially in the newly emerging growth areas we target.

Carrier consolidation adversely affected our revenue in the fourth quarter of 2006 as we experienced a slowdown in orders from major customers involved in merger activities. Post merger, we saw continued lower order levels from the now-combined major customer that adversely affected results for the first quarter of 2007. We do not expect to see any meaningful improvement in order activity from this customer during the second quarter of 2007. We cannot reasonably estimate if order activity will continue at current levels, if a recovery will occur, or how significant any such recovery might be. If order levels from this customer do not recover, or decline from current levels, it could have a material adverse affect on our financial statements.

Since 2003 we have introduced new products to address the emerging demand for wireless, residential broadband and business services as well as the transition to future Ethernet-oriented transport technologies. As we began to see in 2005 and 2006, success with these new products can adversely affect overall profitability. Broadband segment products carry lower overall gross margins than our established transport products. Our new transport products also carry lower gross margins, primarily because we are early in the product lifecycle. The mix of revenue from established and new products can affect overall profitability in any given quarter. We have active cost-reduction programs underway for all our new products. Over time, we expect our data products and our new transport products to carry gross margins more comparable with our established transport products.

RESULTS OF OPERATIONS

For the first quarter of 2007, our revenue was $451.9 million, down 12.2% from $514.7 million in the first quarter of 2006. Consolidated gross margin decreased to 41.1% in the first quarter compared with 47.1% in the first quarter of 2006. Operating expenses were $162.5 million in the first quarter of 2007, a decrease of $10.5 million from the first quarter of 2006. Net earnings for the quarter were $25.5 million or $0.06 per share (basic and diluted) compared with $52.4 million or $0.12 per basic share and $0.11 per diluted share in the same period of 2006.

Revenue (in millions)

	First Quarter
	2007	2006	Change
Products	$410.0	$474.1	($64.1)
Services	41.9	40.6	1.3

Total revenue	$451.9	$514.7	($62.8)

Revenue from products declined 13.5% in the first quarter of 2007 compared with the first quarter of 2006, due primarily to reduced product revenue from a major customer.

Services revenue improved by 3.2% in the first quarter of 2007 compared with the first quarter of 2006, due to higher revenue from both professional services and support services.

On a geographic basis, revenue from customers in North America was $341.4 million in the first quarter of 2007, or 75.5% of total revenue, compared with $411.9 million, or 80.0% of total revenue in the first quarter of 2006. Revenue from customers outside North America was $110.5 million in the first quarter of 2007, or 24.5% of revenue, an increase from $102.8 million, or 20.0% of total revenue in the first quarter of 2006.

Gross Margin

	First Quarter
	2007	2006	% Point Change
Products	43.2%	48.9%	(5.7%	)
Services	21.2%	25.6%	(4.4%	)
Consolidated	41.1%	47.1%	(6.0%	)

Our products margin decreased due to lower prices on our BPON single-family ONT and a product mix weighted toward lower-margin products within the Broadband segment. Our services margin decrease was due to an increase in headcount and related expenses. The consolidated gross margin trend is expected to be down for the year 2007 compared with the year 2006.

Operating Expenses (in millions)

	First Quarter			Percent of Revenue
	2007	2006	Change	2007	2006
Research and development	$84.5	$92.9	($8.4)	18.7%	18.0%
Sales and marketing	45.8	45.0	0.8	10.1%	8.7%
General and administrative	26.6	28.1	(1.5)	5.9%	5.5%

Subtotal	156.9	166.0	(9.1)	34.7%	32.3%

Intangible asset amortization	5.6	7.0	(1.4)

Total operating expenses	$162.5	$173.0	($10.5)

Operating expenses decreased by $10.5 million to $162.5 million in the first quarter of 2007 from $173.0 million in the first quarter of 2006 primarily due to reduced accruals for incentive compensation plans. We expect the operating expense trend will be flat to down for the remainder of 2007 compared with the first quarter of 2007.

Other Income (in millions)

	First Quarter
	2007	2006	Change
Interest income, net	$11.8	$10.5	$1.3
Other income, net	0.3	1.4	(1.1)

Total	$12.1	$11.9	$0.2

Interest income, net was higher in the first quarter of 2007 due to larger invested balances and higher interest rates.

Income Taxes

Our effective tax rate was 28.2% for the first quarter of 2007 compared with a rate of 35.5% in the first quarter of 2006. The rate change was primarily attributable to the inclusion of a benefit for U.S. research and development credits in the current year, and a benefit related to earning a greater percentage of our overall pretax income from foreign jurisdictions which are taxed at lower rates.

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on December 30, 2006. The liability for unrecognized tax benefits as of December 30, 2006 as determined under FIN 48 was $76.5 million. Although we cannot estimate with reasonable reliability the periods of cash settlement, we expect that resolution of tax issues related to $12 million to $14 million of unrecognized tax benefits could be reached in the next 12 months and resolution of tax issues with respect to approximately $48 million could be reached in the next 18 to 24 months. We are not able to estimate with reasonable reliability the period of cash settlement with respect to the remaining balance of $14.5 million to $16.5 million of unrecognized tax benefits, as such settlement will depend upon examination of returns by various jurisdictions, the amounts and timing of which are uncertain.

Segments

Revenue (in millions)

	First Quarter
	2007	2006	Change
Broadband	$218.7	$259.7	(15.8%	)
Transport	191.3	214.4	(10.8%	)
Services	41.9	40.6	3.2%

Total revenue	$451.9	$514.7	(12.2%	)

Segment Profit (Loss)* (in millions)

	First Quarter
	2007	2006	Change
Broadband	$(14.8)	$21.4	(169.2%	)
Transport	110.9	122.8	(9.7%	)
Services	9.9	11.3	(12.4%	)

Total segment profit	$106.0	$155.5	(31.8%	)

*	We define segment profit (loss) as gross profit less research and development expenses. Segment profit (loss) excludes sales and marketing expenses, general and administrative expenses, the amortization of purchased deferred stock compensation and intangibles, and the impact of equity-based compensation (which includes restricted stock and performance stock units granted after June 30, 2006, and stock options).

Broadband

Revenue

Revenue from the Broadband segment decreased $41.0 million to $218.7 million in the first quarter of 2007 from $259.7 million in the first quarter of 2006. Within this segment, access revenue decreased in the first quarter by $42.9 million to $121.2 million due to lower revenue from our Fiber-to-the-Curb platform and lower revenue from independent operating companies. Approximately 65% of access revenue came from fiber-based platforms with the balance coming from copper-based platforms. Revenue from our managed access product category declined $5.0 million to $68.7 million in the first quarter of 2007 from $73.7 million for the first quarter of 2006 due to reduced SDH-transport and cable telephony product revenue. Revenue from our data products was $28.8 million in the first quarter of 2007, up 31.5% from $21.9 million in the first quarter of 2006. Growing sales to new customers in global markets for migration of next generation networks helped drive our data products revenue growth.

Segment Profit (Loss)

For the first quarter of 2007, our Broadband segment produced a loss of $14.8 million compared with a profit of $21.4 million in the first quarter of 2006. The decrease in the quarter was primarily attributable to lower revenue, lower prices on our BPON single-family ONT and a shift in our product mix toward lower-margin products.

Transport

Revenue

In 2007, first quarter revenue from our Transport segment decreased $23.1 million to $191.3 million due to reduced revenue from a major wireless customer, partially offset by strong revenue from other major wireless customers for network build-outs. During the first quarter of 2007, approximately 36% of the Tellabs® 5500 wideband cross-connect product revenue was generated from new systems, system expansions and system upgrades. The balance consisted of port-card growth on the installed base. We shipped approximately 2.4 million T-1 equivalents during the first quarter of 2007, continuing to build on our important position in the North American transport market.

Segment Profit

For the first quarter of 2007, our Transport segment profit decreased by $11.9 million to $110.9 million from $122.8 million in the first quarter of 2006 due to lower revenue.

Services

Revenue

Revenue from our Services segment increased $1.3 million to $41.9 million for the first quarter of 2007 from $40.6 million in the first quarter of 2006. The revenue increase reflects growth in our professional services and support services, particularly from our newly launched network consulting services.

Segment Profit

Services segment profit decreased $1.4 million to $9.9 million in the first quarter of 2007 from $11.3 million in the first quarter of 2006. Segment profit decreased in the quarter due to an increase in headcount and related expenses to support future Services revenue growth.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained our cash, cash equivalents and marketable securities of $1,301.7 million, which increased by $1.6 million during the quarter. The increase in the first quarter was driven by cash from operating activities of $27.5 million, mostly offset by cash used for the purchase of our common stock. During the first quarter of 2007, we repurchased 2.4 million shares of our common stock at a cost of $25.2 million.

As previously disclosed, Tellabs’ Board of Directors and the Company’s management are in the process of reviewing the Company’s stock repurchase programs. The Company provides no assurance that it will change its repurchase activity, and cannot estimate the timing of any such change or the impact on the Company’s cash, cash equivalents and marketable securities.

We believe that the current level of working capital, particularly cash and marketable securities, is sufficient to meet our normal operating requirements for the foreseeable future. Further, we believe that sufficient resources exist to support our future growth and strategic needs. Future available sources of working capital include cash-on-hand, cash generated from future operations, short-term or long-term financing, equity offerings or any combination of these sources. Our current policy is to retain our earnings to provide funds to enhance stockholder value by continuing to expand our business, repurchase our common stock and support our operating activities. We do not anticipate paying a cash dividend in the foreseeable future.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no material changes in our critical accounting policies during the quarter.

Outlook For the Second Quarter

For the second quarter of 2007, we expect revenue to increase about 10% to 15% from the first quarter of 2007, with a total ranging from about $500 million to $520 million. As part of second quarter revenue, we expect to meet the criteria that would enable us to recognize $60 million to $70 million of revenue related to the Tellabs 7100 ROADM product, at essentially a breakeven margin. Excluding revenue from the Tellabs 7100 ROADM product, we expect the balance of our second quarter revenue to be flat to down slightly from first quarter 2007 revenue. We expect gross margin on the balance of our second quarter revenue to be about 40%, plus or minus, depending on product mix. We expect second quarter 2007 operating expenses to be flat compared with the first quarter of 2007.

Forward-Looking Statements

This Management's Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange

Act of 1934, as amended. These statements reflect management's expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “foreseeable,” “estimate,” “target,” “expect,” “predict,” “plan,” “project,” “intend,” “likely,” “possible,” “will,” “would,” “should,” “could,” “may,” “continue,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunications service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies, charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of our Form 10-K for the fiscal year ended December 29, 2006, filed with the SEC on February 26, 2007. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on forward-looking statements in determining whether to buy, sell or hold any of our securities. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 30, 2007, there were no material changes to our market risks disclosure in our Annual Report on Form 10-K for the year ended December 29, 2006.

Item 4.	Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 18, 2002, a class action complaint was filed in the United States District Court of the Northern District of Illinois against Tellabs, Michael Birck (Chairman of the Board of Tellabs) and Richard Notebaert (former CEO, President and Director of Tellabs). Thereafter, eight similar complaints were also filed in the United States District Court of the Northern District of Illinois. All nine of these actions were subsequently consolidated, and on December 3, 2002, a consolidated amended class action complaint was filed against Tellabs, Mr. Birck, Mr. Notebaert, and certain other of our current or former officers and/or directors. The consolidated amended complaint alleged that during the class period (December 11, 2000-June 19, 2001) the defendants violated the federal securities laws by making materially false and misleading statements, including, among other things, allegedly providing revenue forecasts that were false and misleading, misrepresenting demand for our products, and reporting overstated revenue for the fourth quarter 2000 in our financial statements. Further, certain of the individual defendants were alleged to have violated the federal securities laws by trading our securities while allegedly in possession of material, non-public information about us pertaining to these matters. The consolidated amended complaint seeks unspecified restitution, damages and other relief.

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice. On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit, appealing the dismissal. The appeal was fully briefed and oral argument was heard on January 21, 2005. On January 25, 2006, the Seventh Circuit issued an opinion affirming in part and reversing in part the judgment of the district court, and remanding for further proceedings. On February 8, 2006, defendants filed with the Seventh Circuit a petition for rehearing with suggestion for rehearing en banc. On April 19, 2006, the Seventh Circuit ordered plaintiffs to file an answer to the petition for rehearing, which was filed by the plaintiffs on May 3, 2006. On July 10, 2006, the Seventh Circuit denied the petition for rehearing with a minor modification to its opinion. On September 22, 2006, defendants filed a motion in the district court to dismiss some (but not all) of the remaining claims. On October 3, 2006, the defendants filed with the United States Supreme Court a petition for a writ of certiorari seeking to appeal the Seventh Circuit’s decision. On January 5, 2007, the defendants’ petition was granted. The United States Supreme Court heard oral arguments on March 28, 2007.

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

The complaints allege that during the alleged class period, the defendants allegedly breached their fiduciary duties under the Employee Retirement Income Security Act by, among other things, continuing to offer Tellabs common stock as a Plan investment option when it was imprudent to do so and allegedly misrepresenting and failing to disclose material information necessary for Plan participants to make informed decisions concerning the Plan. Further, certain of the defendants allegedly failed to monitor the fiduciary activities of the fiduciaries they appointed and certain of the defendants allegedly breached their duty of loyalty by trading

Tellabs stock, while taking no protective action on behalf of Plan participants. The complaints seek unspecified restitution, damages and other relief.

On June 28, 2006, the Court consolidated all three actions and on August 14, 2006, plaintiffs filed a consolidated class action complaint. On September 15, 2006, defendants filed a Motion to Dismiss, or in the Alternative, for Summary Judgment seeking the dismissal with prejudice of all claims in the consolidated amended class action complaint. On February 13, 2007, the court denied defendants’ motion. Based on the court’s decision, the defendants requested that the court certify an issue for interlocutory appeal to the United States Federal Court of Appeal for the Seventh Circuit; the court denied defendants’ request. Plaintiffs have moved to certify a class, discovery is being taken to determine the propriety of class certification, and Tellabs will determine whether to oppose class certification. If a class is certified, Tellabs may appeal and/or discovery on the merits may proceed.

Apart from the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Based on our historical experience for these types of litigation, we do not expect that the ultimate costs to resolve these matters will have a material effect on our results of operations, financial position or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2006. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors included in our Annual Report, except for the risk factor entitled “A limited number of our customers represent a large portion of revenue,” which is replaced by the following risk factor.

A limited number of our customers represent a large portion of revenue.

A large portion of our revenue likely will depend on sales to a limited number of customers in specific geographic areas. The largest customer groups are independent local exchange carriers (“ILECs”), which include Verizon, AT&T (including BellSouth) and Qwest Communications; and wireless customers, which include T-Mobile, AT&T (formerly known as Cingular), Sprint and Verizon Wireless. Sales to each of Verizon (including Verizon Wireless), AT&T (including BellSouth and Cingular) and Sprint constituted more than 10% of our total revenue for 2006 and the first quarter of 2007. Further, aggregate sales to Verizon (including Verizon Wireless), and AT&T (including BellSouth and Cingular) constituted approximately 50% of our total revenue for 2006 and approximately 46% of our total revenue for the first quarter of 2007. These ILEC customers primarily operate in the United States, which geographic market represented approximately 76% of our total revenue in 2006 and the first quarter of 2007. We cannot assure that these customers will continue to purchase our products from us. If a significant existing customer merges with another company, we cannot assure that it will continue to purchase our products at prior level or at all. The loss of one or more large existing customers or a decrease in the level of purchases from these customers could have a material adverse effect on our business, financial condition, operating results and prospects.

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

Consolidation among our largest customers may lead those combined customers to limit their communications equipment purchases to several large vendors, rather than the current practice of purchasing from a number of different sized vendors. Since we are not among the largest communications equipment vendors, we may lose our ability to sell our products and services to those customers. The loss of our ability to sell to one or more of our large customers could have a material adverse effect on our business, financial condition, operating results and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In Millions) (1)
12/30/06 through 2/2/07	522,931	$10.12	522,931	$193.1
2/3/07 through 3/2/07	1,793,207	$10.70	1,793,207	$176.1
3/3/07 through 3/30/07	73,509	$10.12	73,509	$176.1

Total	2,389,647	$10.56	2,389,647

(1)	The amounts in this column represent the remaining amounts under the current $300 million program described below. The Rule10b5-1 repurchase program described below does not have a repurchase amount limit; therefore, it is not included in the remaining value of shares.

On January 25, 2007, the Tellabs Board of Directors authorized a one-year extension of the purchase of our outstanding stock under the Rule 10b5-1 plan. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of March 30, 2007, we purchased 4.9 million shares of our common stock under this program at a total cost of $66.3 million, including $4.2 million (0.4 million shares) in the first quarter of 2007.

On July 31, 2006, the Tellabs Board of Directors authorized a repurchase program of up to $300 million of our outstanding common stock. As of March 30, 2007, we purchased 11.9 million shares of our common stock under the program at a total cost of $123.9 million, including $21.0 million (2.0 million shares) in the first quarter of 2007. We intend to continue to repurchase shares under this program from time to time during open trading windows and when we do not possess material non-public information.

In addition, in the first quarter of 2007, we purchased 28,600 shares for $0.3 million to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares from these programs as treasury stock.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on April 26, 2007. The following directors were re-elected to serve until the annual meeting of stockholders in 2010:

Director	For	Withheld
Michael J. Birck	390,928,487	15,266,084
Fred A. Krehbiel	336,531,812	69,662,759
Krish A. Prabhu	390,861,013	15,333,558
Linda Beck	393,411,944	12,782,627

The following directors continued to hold office after the annual meeting: Frank Ianna, Stephanie Pace Marshall, William F. Souders, Bo Hedfors, Michael E. Lavin and Jan H. Suwinski.

In addition, our stockholders voted to approve the proposal to ratify the appointment of Ernst & Young LLP, independent auditors, as our independent auditors for 2007 in accordance with the following vote:

For	Against	Abstain
400,242,485	3,480,633	2,471,453

Item 6.	Exhibits

(A) Exhibits

11	Computation of Per Share Earnings

31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.
(Registrant)

/s/ JAMES A. DITE
James A. Dite
Vice President and Controller
(Principal Accounting Officer and duly authorized officer)

May 9, 2007
(Date)