Form 10-Q
period 2007-06-29
TELLABS INC
filed 2007-08-07
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

Common Shares, $0.01 Par Value – 439,341,114 shares outstanding on July 27, 2007.

TELLABS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Second Quarter		Six Months
In millions, except per-share data	6/29/07	6/30/06	6/29/07	6/30/06
Revenue
Products	$469.0	$500.6	$879.0	$974.7
Services	65.5	48.7	107.4	89.3

	534.5	549.3	986.4	1,064.0

Cost of Revenue
Products	307.1	264.5	540.1	506.7
Services	39.8	30.6	72.8	60.8

	346.9	295.1	612.9	567.5

Gross Profit	187.6	254.2	373.5	496.5

Gross profit as a percentage of revenue	35.1%	46.3%	37.9%	46.7%

Gross profit as a percentage of revenue—products	34.5%	47.2%	38.6%	48.0%
Gross profit as a percentage of revenue—services	39.2%	37.2%	32.2%	31.9%

Operating Expenses
Research and development	85.3	91.7	169.8	184.6
Sales and marketing	44.4	45.0	90.2	90.0
General and administrative	24.7	28.5	51.3	56.6
Intangible asset amortization	5.7	7.1	11.3	14.1
Restructuring and other charges	—	2.0	—	2.0

	160.1	174.3	322.6	347.3

Operating Earnings	27.5	79.9	50.9	149.2

Other Income
Interest income, net	13.4	11.4	25.2	21.9
Other income (expense), net	0.3	(7.4)	0.6	(6.0)

	13.7	4.0	25.8	15.9

Earnings Before Income Tax	41.2	83.9	76.7	165.1
Income tax expense	(11.6)	(30.4)	(21.6)	(59.2)

Net Earnings	$29.6	$53.5	$55.1	$105.9

Net Earnings Per Share
Basic	$0.07	$0.12	$0.13	$0.24

Diluted	$0.07	$0.12	$0.12	$0.23

Weighted Average Shares Outstanding
Basic	438.1	447.7	438.1	448.8

Diluted	443.3	458.5	443.2	459.6

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	6/29/07	12/29/06
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$262.7	$153.6
Investments in marketable securities	1,056.3	1,146.5

	1,319.0	1,300.1

Other marketable securities	294.1	288.6
Accounts receivable, net of allowances of $3.8 and $3.8	386.7	411.0
Inventories
Raw materials	38.7	34.5
Work in process	17.5	19.7
Finished goods (includes costs of $12.6 and $28.6 related to deferred revenue)	118.9	112.8

	175.1	167.0
Income taxes	19.2	10.7
Miscellaneous receivables and other current assets	52.9	55.2

Total Current Assets	2,247.0	2,232.6

Property, Plant and Equipment
Land	20.9	20.8
Buildings and improvements	205.3	205.5
Equipment	430.3	411.2

	656.5	637.5
Accumulated depreciation	(356.9)	(329.6)

	299.6	307.9
Goodwill	1,108.6	1,107.4
Intangible Assets, net of amortization	78.3	89.6
Other Assets	168.2	184.9

Total Assets	$3,901.7	$3,922.4

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$87.5	$119.5
Accrued compensation	55.0	70.7
Restructuring and other charges	7.5	7.8
Income taxes	79.7	97.9
Stock loan	294.1	288.6
Deferred revenue	45.9	55.4
Other accrued liabilities	113.4	122.3

Total Current Liabilities	683.1	762.2

Long-Term Restructuring Liabilities	18.6	22.3
Income Taxes	115.7	128.2
Other Long-Term Liabilities	80.8	71.4

Stockholders' Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 491,577,911 and 489,034,812 shares issued	4.9	4.9
Additional paid-in capital	1,430.1	1,395.3
Treasury stock, at cost: 53,284,655 and 49,919,908 shares	(634.5)	(598.7)
Retained earnings	2,103.4	2,042.0
Accumulated other comprehensive income	99.6	94.8

Total Stockholders' Equity	3,003.5	2,938.3

Total Liabilities and Stockholders' Equity	$3,901.7	$3,922.4

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months
In millions	6/29/07	6/30/06
Operating Activities
Net earnings	$55.1	$105.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46.6	51.6
Stock-based compensation	17.1	33.8
Deferred income taxes	7.6	22.5
Excess tax benefits from stock-based compensation	(2.1)	(15.2)
Restructuring and other charges	—	2.0
Net changes in assets and liabilities:
Accounts receivable	27.6	(58.8)
Inventories	(5.9)	(33.5)
Miscellaneous receivables and other current assets	(3.8)	13.9
Other assets	3.0	18.7
Accounts payable	(34.0)	7.2
Restructuring and other charges	(4.0)	(4.8)
Deferred revenue	(9.5)	22.7
Other accrued liabilities	(25.7)	(41.0)
Income taxes	(15.1)	(8.7)
Other long-term liabilities	2.9	0.6

Net Cash Provided by Operating Activities	59.8	116.9

Investing Activities
Capital expenditures	(25.7)	(34.4)
Disposals of property, plant and equipment	1.3	0.5
Payments for purchases of investments	(594.4)	(961.7)
Proceeds from sales and maturities of investments	685.7	345.2

Net Cash Provided by (Used for) Investing Activities	66.9	(650.4)

Financing Activities
Proceeds from issuance of common stock under stock plans	14.7	81.1
Repurchase of common stock	(35.8)	(156.8)
Excess tax benefits from stock-based compensation	2.1	15.2

Net Cash Used for Financing Activities	(19.0)	(60.5)

Effect of Exchange Rate Changes on Cash	1.4	8.4

Net Increase (Decrease) in Cash and Cash Equivalents	109.1	(585.6)
Cash and Cash Equivalents—Beginning of Year	153.6	880.8

Cash and Cash Equivalents—End of Period	$262.7	$295.2

The accompanying notes are an integral part of these statements.

TELLABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IN MILLIONS EXCEPT SHARE AND PER-SHARE DATA

1. Basis of Presentation

We prepared our accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles (GAAP) for interim financial statements, the requirements of Form 10-Q and applicable rules of Regulation S-X. Therefore, they do not include all disclosures normally required by generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein are to be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2006.

In our opinion, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

2. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements, which defines fair value, creates a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 on its effective date. Currently, we are not able to estimate the impact SFAS 157 will have on our financial statements.

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

3. Restructuring and Other Charges

We did not initiate any restructuring plans in the first half of 2007. Our most recent restructuring plans were initiated in the second quarter of 2006 and included consolidation of our two order configuration and distribution centers in North America, and a headcount reduction in both our Transport and Broadband segments. We reduced headcount by 126 employees during 2006, and closed or consolidated two leased facilities as a result of those reductions. By the end of 2006, we achieved the goals of these plans. The total expense of the 2006 restructuring plans was $9.2 million, which included $2.3 million in severance costs, $6.7 million in facility charges and $0.2 million in asset disposals. At June 29, 2007, we had a balance of $26.1 million for all restructuring plans. This balance primarily relates to lease obligations that expire by 2012.

The following table summarizes our restructuring and other charges activity by segments for the second quarter and six months of 2007, and the status of the reserves at June 29, 2007:

		Second Quarter Activity
	Balance at 3/30/07	Restructuring Expense	Cash Payments	Non-Cash Settlements	Balance at 6/29/07
2006 Restructuring Plans
Broadband	$6.3	$—	$(0.6)	$—	$5.7
Transport	0.2	—	—	—	0.2

Subtotal 2006 Restructuring	6.5	—	(0.6)	—	5.9

Previous Restructuring Plans
Broadband	0.2	—	—	—	0.2
Transport	21.4	—	(1.4)	—	20.0

Subtotal Previous Restructuring	21.6	—	(1.4)	—	20.2

Total All Restructuring Plans	$28.1	$—	$(2.0)	$—	$26.1

		Six Months Activity
	Balance at 12/29/06	Restructuring Expense	Cash Payments	Non-Cash Settlements	Balance at 6/29/07
2006 Restructuring Plans
Broadband	$7.1	$—	$(1.4)	$—	$5.7
Transport	0.2	—	—	—	0.2

Subtotal 2006 Restructuring	7.3	—	(1.4)	—	5.9

Previous Restructuring Plans
Broadband	0.2	—	—	—	0.2
Transport	22.6	—	(2.6)	—	20.0

Subtotal Previous Restructuring	22.8	—	(2.6)	—	20.2

Total All Restructuring Plans	$30.1	$—	$(4.0)	$—	$26.1

As of December 29, 2006, in addition to the aforementioned restructuring plans and related accruals, we had a $3.7 million accrual remaining for exit costs related to our 2004 acquisition of Advanced Fibre Communications, Inc. (AFC). During the second quarter of 2007, this accrual was charged $0.5 million. Total charges against this accrual were $1.0 million for the first six months of 2007, leaving a balance of $2.7 million at June 29, 2007. These remaining exit costs are related to lease liabilities that expire by the end of 2009.

4. Stock-Based Plans

The Tellabs, Inc. 2004 Incentive Compensation Plan provides for the grant of short-term and long-term incentives, including stock options and stock appreciation rights (SARs), restricted stock and performance stock units. We approved 39,139,977 shares for grant under the plan, of which 24,267,186 remain available for grant at June 29, 2007. Under the 2004 plan and predecessor plans, we granted awards at market value on the date of grant.

Under the 2005 Tellabs, Inc. Employee Stock Purchase Plan, employees can elect to withhold a portion of their compensation to purchase our common stock at 85% of the stock’s closing price on the purchase date. We purchased shares under this 2005 plan in April and October. Shares issued under these plans are new shares, not treasury stock. Effective April 25, 2007, we suspended the 2005 plan as part of our on-going cost saving initiatives. The final purchase for employees enrolled through the date of suspension occurred on April 30, 2007.

Stock Options and Stock-Settled Stock Appreciation Rights

Stock options granted in the first half of 2007 and 2006 generally vest over three years from the date of the grant. Effective May 14, 2007, all outstanding stock-settled SARs were converted into an equivalent number of stock options to simplify the administration of these instruments. This conversion did not change the expensing characteristics, as these options have the same exercise price and vesting schedule as the originally granted stock-settled SARs. We recognize compensation expense on a straight-line basis over the vesting period based on the fair value of the stock options on the grant date. Compensation expense was $6.2 million for the second quarter of 2007, $12.9 million for the first six months of 2007, $11.5 million for the second quarter of 2006 and $22.2 million for the first six months of 2006. Options granted but unexercised generally expire 10 years from the grant date.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted-average fair value of current period stock option grants:

	Six Months
	6/29/07	6/30/06
Expected volatility	40.9%	43.3%
Risk-free interest rate	4.6%	4.7%
Expected term (in years)	4.6	4.5
Expected dividend yield	0.0%	0.0%

We based our calculation of expected volatility on a combination of historical and implied volatility for options granted in the first half of 2007 and 2006. We based the risk-free interest rate on the U.S. Treasury yield curve in effect at the date of grant. We estimated the expected term of the options using their vesting period, post-vesting employment termination behavior and historical exercise patterns.

The following is a summary of the activity in our stock options and stock-settled SARs during 2007 as of June 29, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – beginning of year	41,699,013	$16.91
Granted	761,475	$10.57
Exercised	(2,001,197)	$7.33
Forfeited/expired	(954,291)	$18.69

Outstanding – end of period	39,505,000	$17.23	5.3	$63.4

Exercisable – end of period	32,302,654	$18.77	4.7	$55.7
Shares expected to vest	38,595,865	$17.39	5.3	$62.5
Weighted-average fair value of options granted during the quarter		$4.31

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of June 29, 2007, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the second quarter of 2007 was $5.1 million.

As of June 29, 2007, we had $23.1 million of unrecognized compensation cost related to stock options that we expect to recognize over a weighted-average period of 1.2 years.

Cash-Settled Stock Appreciation Rights

Our 2004 Incentive Compensation Plan also provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the plans. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. These cash payments were negligible in the second quarter and first six months of 2007 and $0.1 million in the second quarter and first six months of 2006. The cash-settled SARs are generally assigned 10-year terms. Cash-settled SARs generally vest over three years from the grant date. At June 29, 2007, there were 154,870 cash-settled SARs outstanding with exercise prices that ranged from $6.01 to $70.06. The weighted-average price of the 56,800 cash-settled SARs granted in the first six months of 2007 was $10.72 and the weighted average price of the 15,900 cash-settled SARs granted in the first six months of 2006 was $15.00.

Restricted Stock

We granted 99,725 restricted shares in the first six months of 2007 and 124,606 restricted shares in the first six months of 2006. Of the shares granted in the first six months of 2007, 69,725 shares vest over a two-year period and 30,000 shares vest over a one-year period. Of the shares granted in the first six months of 2006, 62,000 shares vest over a two-year period and 62,606 shares vest over a one-year period. We recognize compensation expense on a straight-line basis over the vesting periods based on the market price of our stock on the grant date. Compensation expense was $1.7 million for the second quarter of 2007, $3.5 million for the first six months of 2007, $2.3 million for the second quarter of 2006 and $4.5 million for the first six months of 2006. The weighted-average issuance price of restricted stock granted in the first six months of 2007 was $10.68 per share and the weighted-average issuance price of restricted stock granted in the first six months of 2006 was $13.43 per share. Our non-vested stock award activity for 2007 follows:

	Six Months
	6/29/07
	Shares	Weighted- Average Grant Date Fair Value
Non-vested - beginning of year	1,339,308	$12.22
Granted	99,725	$10.68
Vested	(219,320)	$10.96
Forfeited	(63,223)	$11.69

Non-vested - end of period	1,156,490	$12.35

As of June 29, 2007, we had $6.8 million of unrecognized compensation cost related to restricted stock that we expect to recognize over a weighted-average period of 0.5 years.

Performance Stock Units

We did not grant performance stock units (PSUs) in the first six months of 2007 or 2006. The PSUs granted in the third quarter of 2006 entitle the recipients to receive shares of our common stock in March 2008, contingent upon the achievement of cumulative company operating income and revenue-based targets for the 2006 and 2007 fiscal years. At minimum target performance, we will issue one-half share for each PSU granted. At maximum target performance, we will issue three shares for each PSU granted. At June 29, 2007, there were 245,000 PSUs outstanding, which reflects a reduction of 25,000 shares forfeited in the first quarter of 2007. Compensation expense for PSUs was $0.1 million for the second quarter of 2007 and $0.2 million for the first six months of 2007.

Employee Stock Purchase Plan

Under the 2005 Tellabs, Inc. Employee Stock Purchase Plan, 384,893 shares of common stock were purchased during the second quarter of 2007 at an average price of $9.03, and 218,178 shares of common stock were purchased during the second quarter of 2006 at an average price of $13.47. As of June 29, 2007, we had 8,845,990 shares available for purchase. Compensation expense for the plan was $0.1 million in the second quarter of 2007, $0.4 million for the first six months of 2007, $0.2 million in the second quarter of 2006 and $0.5 million for the first six months of 2006. Effective April 25, 2007, we suspended the 2005 plan. The final purchase for employees enrolled through the date of suspension occurred on April 30, 2007.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, stock appreciation rights, restricted stock, performance stock units and our employee stock purchase plan:

	Second Quarter		Six Months
	06/29/07	6/30/06	6/29/07	6/30/06
Cost of revenue – products	$0.7	$0.6	$1.3	$1.2
Cost of revenue – services	0.9	1.3	1.8	2.4
Research and development	3.0	6.2	6.5	11.7
Sales and marketing	1.6	2.7	3.4	5.3
General and administrative	2.0	5.2	4.1	10.7

Stock-based compensation expense before income taxes	8.2	16.0	17.1	31.3
Income tax benefit	2.9	4.7	5.9	8.9

Total stock-based compensation expense after income taxes	$5.3	$11.3	$11.2	$22.4

5. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for our retiree medical plan:

	Second Quarter		Six Months
	6/29/07	6/30/06	6/29/07	6/30/06
Service cost	$0.3	$0.2	$0.6	$0.5
Interest cost	0.2	0.2	0.4	0.3
Expected return on plan assets	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of prior service cost	—	0.1	—	0.1

Net periodic benefit cost	$0.4	$0.4	$0.8	$0.7

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

Our estimate of warranty liability involves many factors, including the number of units shipped, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the amounts as necessary. We classify the portion of our warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of our warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Our product warranty liabilities are as follows:

	Second Quarter		Six Months
	06/29/07	6/30/06	6/29/07	6/30/06
Balance – beginning of period	$46.5	$52.1	$45.0	$49.2
Accruals for product warranties issued	4.0	3.5	8.9	12.8
Settlements	(3.9)	(6.9)	(7.3)	(13.3)

Balance – end of period	$46.6	$48.7	$46.6	$48.7

			Balance at 6/29/07	Balance at 6/30/06
Balance sheet classification - end of period
Other accrued liabilities			$23.6	$28.0
Other long-term liabilities			23.0	20.7

Total product warranty liabilities			$46.6	$48.7

7. Stock Repurchase Programs

On January 25, 2007, our Board of Directors authorized a one-year extension of the purchase of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of June 29, 2007, we purchased 5.8 million shares of our common stock under this program at a total cost of $76.3 million, including $10.0 million (0.9 million shares) in the second quarter of 2007 and $14.2 million (1.3 million shares) in the first six months of 2007.

On July 31, 2006, our Board of Directors authorized a repurchase program of up to $300 million of our outstanding common stock. As of June 29, 2007, we purchased 11.9 million shares of our common stock under the program at a total cost of $123.9 million, with no shares purchased in the second quarter of 2007 and $21.0 million (2.0 million shares) in the first six months of 2007. We may continue to repurchase shares under this program from time to time during open trading windows and when we do not possess material non-public information.

In addition, in the second quarter of 2007, we purchased 25,230 shares for $0.3 million to cover withholding taxes on shares issued under employee stock plans and in the first six months of 2007, we purchased 53,848 shares for $0.6 million under this program.

We record repurchased shares as Treasury stock.

8. Comprehensive Income

Comprehensive Income (net of tax) for the quarters and six months presented consists of the following:

	Second Quarter		Six Months
	06/29/07	6/30/06	6/29/07	6/30/06
Net Earnings	$29.6	$53.5	$55.1	$105.9
Other comprehensive income:
Foreign currency translation adjustments	3.5	12.6	7.9	16.9
Unrealized loss on available-for-sale-securities	(3.3)	(7.1)	(3.2)	(0.9)
Fair value adjustments of cash flow hedges	—	(0.1)	0.1	(0.1)

Comprehensive income	$29.8	$58.9	$59.9	$121.8

9. Derivative Financial Instruments

Financial Instruments and Market Risk

We conduct business on a global basis in U.S. and foreign currencies; therefore, our financial results are subject to risks associated with fluctuating foreign exchange rates. To mitigate these risks, we have a foreign currency exposure management program, which uses derivative foreign exchange contracts to address nonfunctional currency exposures that we expect to settle in one year or less. We enter into derivative foreign exchange contracts only to the extent necessary to meet our goal of mitigating nonfunctional foreign currency exposures. We do not enter into hedging transactions for speculative purposes. The derivative foreign exchange contracts consist primarily of foreign currency forward contracts.

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

Non-designated Hedges

We use derivative contracts to manage overall foreign currency exposures that are remeasured through income. We record these contracts on the balance sheet at fair value. Changes in the fair value of these contracts are included in earnings as part of Other income (expense), net. Receivables resulting from the contracts are included in Miscellaneous receivables and other current assets, while payables from the contracts are included as part of Other accrued liabilities. We do not engage in hedging specific individual transactions.

Cash Flow Hedges

We use derivative contracts designated as cash flow hedges to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conducted quarterly effectiveness tests on a spot-to-spot basis (excluding time value), with the time-value portion recorded in Other income (expense), net. We reclassified the effective gains and losses recorded in Accumulated other comprehensive income to Operating Expenses when the hedged transaction was recognized in earnings. We recorded any ineffectiveness of the forward contracts in Other income (expense), net. When it becomes probable that an anticipated transaction that, is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other income (expense), net. At June 29, 2007, we had a balance of $0.3 million in Accumulated other comprehensive income. We held derivatives designated as cash flow hedges at the end of the quarter.

The following table summarizes the impact of cash flow hedges on Accumulated Other Comprehensive Income (net of tax):

	Second Quarter		Six Months
	06/29/07	6/30/06	6/29/07	6/30/06
Balance at beginning of the period	$0.3	$—	$0.2	$—
Net change on cash flow hedges	0.2	0.1	0.1	0.1
Reclassifications to operating expenses	(0.2)	(0.2)	—	(0.2)

Balance at end of period	$0.3	$(0.1)	$0.3	$(0.1)

10. Income Taxes

We recorded income tax expense of $11.6 million for the second quarter of 2007 and $21.6 million for the first six months of 2007, resulting in an effective tax rate for both the quarter and year to date of 28.1%. Our effective rate differs from the U.S. federal statutory rate of 35% primarily due to the impact of research and development tax credits and earnings from foreign operations that are taxed at lower rates.

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on December 30, 2006. As a result, we recognized a decrease of approximately $5.7 million in the liability for unrecognized tax benefits, which we accounted for as a cumulative effective increase of $6.3 million to retained earnings and an increase of $0.6 million to goodwill balances as of December 30, 2006. The total amount of unrecognized tax benefits as of December 30, 2006 was $76.5 million. This amount includes an accrual of $62.0 million of unrecognized tax benefits that if recognized, would affect the effective tax rate, and $14.5 million of unrecognized tax benefits that, if recognized, would decrease goodwill associated with prior acquisitions. We continue to recognize interest and penalties related to income tax matters as part of our income tax expense. Our tax provision included $1.3 million of interest and penalties for the second quarter of 2007 and $2.5 million for the first six months of 2007. The balance of interest and penalties accrued was $14.2 million as of June 29, 2007 and $11.7 million as of December 30, 2006.

It is reasonably possible that unrecognized benefits related to state income taxes will decrease by approximately $1 million to $2 million as a result of the settlement of audits or the expiration of statute of limitations within the next 12 months.

It is reasonably possible that unrecognized benefits related to the deductibility of certain foreign expenses will decrease by approximately $11 million to $12 million as a result of the settlement of audits or the expiration of statute of limitations within the next 12 months.

We file income tax returns in the U.S. federal jurisdiction in various states and in foreign jurisdictions. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in our major jurisdictions for years before 2001. Our major jurisdictions currently include the U.S., California, Illinois, Finland, Denmark and Mexico. The Internal Revenue Service (IRS) completed its audit of our U.S. income tax returns for years 2001 through 2003 and proposed various adjustments that could result in additional tax of $48.2 million primarily related to the disallowance of a loss claimed with respect to an investment in a subsidiary. We do not agree with the proposed adjustments and are appealing this decision. We believe that the issue will be resolved in the next 18 to 24 months.

In addition, the IRS has initiated its examination of our federal income tax returns during 2006 for the 2004 and 2005 periods. We are in the early stages of this examination and no adjustments have been proposed to date.

11. Operating Segments

We report operating results for three segments: Broadband, Transport and Services.

Our Broadband segment includes access, managed access and data product portfolios that facilitate the delivery of bundled voice, video and high-speed Internet/data services over copper-based and/or fiber-based networks. These products enable service providers to deliver business and next-generation wireline and wireless services to their customers. Access offerings include the Tellabs® 1000 multiservice access platform, the Tellabs® 1100 multiservice access platform, the Tellabs® 8865 service-aware optical line terminal and the Tellabs® 1600 optical network terminal (ONT) series. Managed access products include the Tellabs® 2300 cable telephony distribution system, the Tellabs® 6300 managed transport system and the Tellabs® 8100 managed access system. Data products include the Tellabs® 8600 managed edge system and the Tellabs® 8800 multiservice router series.

Our Transport segment includes solutions that enable service providers to transport service and manage optical bandwidth by adding capacity when and where it’s needed. Wireline and wireless carriers use these products primarily within the metropolitan portion of their transport networks to support wireless services, business services for enterprise customers, and triple-play voice, video and data services for residential customers. Product offerings include the Tellabs® 3000 voice-quality enhancement products, the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 5500 NGX transport switch and the Tellabs® 7100 optical transport system (OTS).

Our Services segment delivers deployment, support, professional consulting, training and systems integration services to our customers. These services support all phases of the network: planning, building and operating.

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

Financial information for each operating segment is as follows:

Revenue

	Second Quarter		Six Months
	06/29/07	6/30/06	06/29/07	6/30/06
Broadband	$246.4	$298.4	$465.1	$558.1
Transport	222.6	202.2	413.9	416.6
Services	65.5	48.7	107.4	89.3

Total revenue	$534.5	$549.3	$986.4	$1,064.0

Segment Profit (Loss) and Reconciliation to Operating Earnings

	Second Quarter		Six Months
	06/29/07	6/30/06	06/29/07	6/30/06
Broadband	$(0.8)	$38.1	$(15.6)	$59.5
Transport	81.0	112.1	191.9	234.9
Services	26.4	19.3	36.3	30.6

Total segment profit	106.6	169.5	212.6	325.0
Sales and marketing expenses	44.4	45.0	90.2	90.0
General and administrative expenses	24.7	28.5	51.3	56.6
Equity based compensation and deferred stock compensation not included in segment profit	4.3	7.0	8.9	13.1
Intangible asset amortization	5.7	7.1	11.3	14.1
Restructuring and other charges	—	2.0	—	2.0

Operating earnings	$27.5	$79.9	$50.9	$149.2

Our segments use many of the same assets. For internal reporting purposes, we do not allocate assets by segment and therefore no asset, depreciation and amortization, or capital expenditure by segment information is provided to our chief operating decision maker.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Introduction and Overview of Business

Tellabs designs, develops, deploys and supports telecommunication-networking products around the world. Our product portfolio includes solutions for wireline and wireless transport, access networking, broadband data, optical transport and voice-quality enhancement.

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

Our Broadband segment includes the access, managed access and data product portfolios that facilitate the delivery of bundled triple-play services. These products enable service providers to deliver business and next-generation wireline and wireless services to their customers. We earn revenue from our Broadband segment globally. We earn a majority of our access products revenue in North America for the support of copper-based and fiber-based networks. Driving demand for access products are consumer demand for the triple play of bundled voice, video and high-speed Internet/data services in addition to competition among traditional telecommunications companies and cable service operators to be the sole provider of triple-play services. We generate the majority of our managed access product revenue outside North America. Driving demand for managed access products are business services for voice and high-speed data as well as network transport services for wireless communications. We earn revenue from our data products globally. Driving demand for data products is user demand for wireless and wireline carriers to deliver business services and next-generation wireless services.

Our Transport segment includes digital cross-connect and converged transport systems. We earn a majority of our Transport segment revenue in North America. Revenue is principally derived from our digital cross-connect systems, which enable service providers to transport service and manage optical bandwidth by adding capacity when and where it is needed. Driving demand for transport products are the needs of wireline and wireless service providers to support wireless services, business services for enterprises and triple-play voice, video and data services for consumers.

Our Services segment delivers deployment, support, professional consulting, training and systems integration services to Tellabs customers. These services support all phases of the network: planning, building and operating. We earn revenue from our Services segment globally. Deployment service revenue (which includes professional consulting and systems integration) makes up almost half of our Services revenue, arises primarily from sales of our transport products in North America and tends to lag product sales by approximately one fiscal quarter. In the second quarter of 2007, revenue from support agreements (which includes professional consulting, systems integration and training) covers all of Tellabs products. The majority of support agreement revenue covers transport and managed access products.

We operate in a dynamic global industry. Carrier consolidation in North America has reduced the number of customers for our products and services. The remaining carriers are large and can exert considerably more pricing pressure than in years past. These carriers may focus their future purchases with a few large suppliers, which could also adversely affect our revenue. In addition, we face more competition in North America and globally, especially in the newly emerging growth areas we target. Given these risks, we continue to look at expense levels, a reduction in which could result in restructuring charges.

Carrier consolidation adversely affected our revenue in the second quarter of 2007 as we experienced a slowdown in revenue from a major customer involved in post-merger integration activities. We expect to see some improvement in revenue from this customer during the third quarter of 2007, but substantially below historical levels. We cannot reasonably estimate if revenue will continue at current levels, if a recovery will occur, or how significant or sustained any such recovery might be. If revenue levels from this customer do not recover, or decline from current levels, it could have a material adverse affect on our financial statements.

Since 2003, we have introduced new products to address the emerging demand for wireless, residential broadband and business services as well as the transition to future Ethernet-oriented transport technologies. As we began to see in 2005 and 2006, success with these new products can adversely affect overall profitability. Our new products in both our Broadband segment and Transport segment carry lower overall gross margins than our established transport products, because they are early in the product life cycle and we operate in an environment with strong competitive market forces. The mix of revenue from established and new products can affect overall profitability in any given quarter. We have cost-reduction programs underway for all of our new products.

RESULTS OF OPERATIONS

For the second quarter of 2007, our revenue was $534.5 million, down 2.7% from $549.3 million in the second quarter of 2006. Year-to-date, revenue was $986.4 million, down 7.3% from $1,064.0 million in 2006. Consolidated gross margin decreased by 11.2 percentage points to 35.1% in the second quarter compared with 46.3% in the second quarter of 2006. On a six-month basis, consolidated gross margin was down 8.8 percentage points to 37.9% from 46.7% in 2006. Operating expenses were $160.1 million in the second quarter of 2007, compared with $174.3 million in the second quarter of 2006. For the first half of 2007, operating expenses were $322.6 million, down from $347.3 million in 2006. Net earnings for the second quarter of 2007 were $29.6 million or $0.07 per share (basic and diluted) compared with $53.5 million or $0.12 per share (basic and diluted) in the same period of 2006. Net earnings for the six-month period in 2007 were $55.1 million or $0.13 per basic share and $0.12 per diluted share compared with $105.9 million or $0.24 per basic share and $0.23 per diluted share for the first six months in 2006.

Revenue (in millions)

	Second Quarter			Six Months
	2007	2006	Change	2007	2006	Change
Products	$469.0	$500.6	(6.3)%	$879.0	$974.7	(9.8)%
Services	65.5	48.7	34.5%	107.4	89.3	20.3%

Total revenue	$534.5	$549.3	(2.7)%	$986.4	$1,064.0	(7.3)%

In 2007, product revenue declined 6.3% in the second quarter and 9.8% on a six-month basis compared with 2006. The decrease was primarily due to reduced product revenue from a major customer and from copper-based access. This revenue decrease was partially offset by the recognition of $45.0 million of pre-second quarter deferred revenue from the rollout of our Tellabs® 7100 OTS with Reconfigurable Optical Add/Drop Multiplexer (ROADM) product in our Transport segment.

In 2007, services revenue increased by 34.5% in the second quarter and by 20.3% on a six-month basis compared with the same periods in 2006. The increase was primarily due to higher revenue from deployment services and product-support services.

On a geographic basis, revenue from customers in North America was $413.2 million in the second quarter of 2007, down 2.8% from a year ago. Revenue from customers outside North America was $121.3 million in the second quarter of 2007, down 2.4% from a year ago. On a six-month basis, North America revenue was $754.6 million, down 9.8% from a year ago. Revenue from customers outside North America was $231.8 million, down 2.0% from a year ago.

Gross Margin

	Second Quarter			Six Months
	2007	2006	% Point Change	2007	2006	% Point Change
Products	34.5%	47.2%	(12.7)%	38.6%	48.0%	(9.4)%
Services	39.2%	37.2%	2.0%	32.2%	31.9%	0.3%
Consolidated	35.1%	46.3%	(11.2)%	37.9%	46.7%	(8.8)%

In 2007, our products margin decreased in the second quarter and for the first six months compared with the same periods in 2006. The decrease was due to a product mix shift toward products such as our Tellabs 7100 OTS with ROADM and Tellabs® 1600 ONT products, as well as lower prices on our ONTs.

Our services margin increased in the second quarter and first six months of 2007 compared with 2006, due to an increase in higher margin support services revenue.

Operating Expenses (in millions)

	Second Quarter			Percent of Revenue
	2007	2006	Change	2007	2006
Research and development	$85.3	$91.7	$(6.4)	16.0%	16.7%
Sales and marketing	44.4	45.0	(0.6)	8.3%	8.2%
General and administrative	24.7	28.5	(3.8)	4.6%	5.2%

Subtotal	154.4	165.2	(10.8)	28.9%	30.1%

Intangible asset amortization	5.7	7.1	(1.4)
Restructuring and other charges	—	2.0	(2.0)

Total Operating Expenses	$160.1	$174.3	$(14.2)

	Six Months			Percent of Revenue
	2007	2006	Change	2007	2006
Research and development	$169.8	$184.6	$(14.8)	17.2%	17.3%
Sales and marketing	90.2	90.0	0.2	9.1%	8.5%
General and administrative	51.3	56.6	(5.3)	5.2%	5.3%

Subtotal	311.3	331.2	(19.9)	31.6%	31.1%

Intangible asset amortization	11.3	14.1	(2.8)
Restructuring and other charges	—	2.0	(2.0)

Total Operating Expenses	$322.6	$347.3	$(24.7)

Operating expenses decreased by $14.2 million to $160.1 million in the second quarter of 2007, compared with $174.3 million in the second quarter of 2006. For the first six months of 2007, operating expenses decreased by $24.7 million to $322.6 million compared with the same period in 2006. The reduction in our operating expenses for the quarter and six months is primarily due to actively controlling expenses and reduced accruals for incentive compensation plans.

Other Income (in millions)

	Second Quarter			Six Months
	2007	2006	Change	2007	2006	Change
Interest income, net	$13.4	$11.4	$2.0	$25.2	$21.9	$3.3
Other income (expense), net	0.3	(7.4)	7.7	0.6	(6.0)	6.6

Total	$13.7	$4.0	$9.7	$25.8	$15.9	$9.9

Interest income, net, was higher in the second quarter and the first six months of 2007, compared with 2006 due to larger invested balances. Other income (expense), net, improved in the second quarter and for the first six months of 2007 compared with the same periods in 2006 due to more favorable results from foreign exchange and investments. In the second quarter of 2006, we incurred a loss of $3.3 million for foreign exchange activities and a loss of $4.6 million for an other-than-temporary impairment to long-term investments.

Income Taxes

Our effective tax rate was 28.1% for the second quarter of 2007 and for the first half of 2007, compared with a rate of 36.3% in the second quarter of 2006 and 35.9% for the first six months of 2006. The rate change was primarily attributable to the inclusion of a benefit for U.S. research and development credits in the current year, and a benefit related to earning a greater percentage of our overall pretax income from foreign jurisdictions that are taxed at lower rates.

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on December 30, 2006. The liability for unrecognized tax benefits as of December 30, 2006, as determined under FIN 48, was $76.5 million. Although we cannot estimate with reasonable reliability the periods of cash settlement, we expect that resolution of tax issues related to $12 million to $14 million of unrecognized tax benefits could be reached in the next 12 months; resolution of tax issues with respect to approximately $48 million could be reached in the next 18 to 24 months. We are not able to estimate with reasonable reliability the period of cash settlement with respect to the remaining balance of $14.5 million to $16.5 million of unrecognized tax benefits, as such settlement will depend on examination of returns by various jurisdictions, the precise amounts and timing of which are uncertain.

Segments

Revenue (in millions)

	Second Quarter			Six Months
	2007	2006	Change	2007	2006	Change
Broadband	$246.4	$298.4	(17.4)%	$465.1	$558.1	(16.7)%
Transport	222.6	202.2	10.1%	413.9	416.6	(0.6)%
Services	65.5	48.7	34.5%	107.4	89.3	20.3%

Total revenue	$534.5	$549.3	(2.7)%	$986.4	$1,064.0	(7.3)%

Segment Profit (Loss)* (in millions)

	Second Quarter			Six Months
	2007	2006	Change	2007	2006	Change
Broadband	($0.8)	$38.1	(102.1)%	($15.6)	$59.5	(126.2)%
Transport	81.0	112.1	(27.7)%	191.9	234.9	(18.3)%
Services	26.4	19.3	36.8%	36.3	30.6	18.6%

Total segment profit	$106.6	$169.5	(37.1)%	$212.6	$325.0	(34.6)%

*	We define segment profit (loss) as gross profit less research and development expenses. Segment profit (loss) excludes sales and marketing expenses, general and administrative expenses, the amortization of purchased deferred stock compensation and intangibles, and the impact of equity-based compensation (which includes restricted stock and performance stock units granted after June 30, 2006, and stock options).

Broadband

Revenue

Revenue from our Broadband segment was $246.4 million in the second quarter of 2007, down $52.0 million from the prior-year quarter. For the first six months, revenue from our Broadband segment was $465.1 million, down $93.0 million from the first six months of 2006. While our access and managed access revenue decreased for both time-period comparisons, our data product revenue increased.

Second quarter access revenue decreased to $134.6 million in 2007 from $189.8 million in 2006. On a six-month basis, access revenue decreased to $255.8 million in 2007 from $353.9 million in 2006. Revenue was lower in both time periods due to lower revenue from independent operating companies for copper-based platforms, lower prices on single-family ONTs and lower revenue from Fiber-to-the-Curb platforms. Revenue from ONTs was lower due to price reductions despite increased unit volume. Approximately 68% of access revenue came from fiber-based platforms, with the balance coming from copper-based platforms.

Managed access revenue declined to $77.1 million in the second quarter of 2007 from $86.3 million in the same quarter of 2006. For the first six months of 2007, managed access revenue declined to $145.8 million from $160.0 million in the first six months of 2006. An increase in revenue from the Tellabs 8100 system was offset by reduced SDH-transport and cable telephony product revenue.

Data product revenue was $34.7 million in the second quarter of 2007, up 55.6% from the year-ago quarter. Data product revenue was $63.5 million for the first six months of 2007, up 43.7% compared with the first six months of 2006. Revenue from existing customers and new customers drove our data products revenue growth.

Segment Profit (Loss)

Our Broadband segment produced a loss of $0.8 million in the second quarter of 2007 compared with a profit of $38.1 million in the second quarter of 2006. The decrease in the quarter resulted from lower revenue, lower prices on our single-family ONTs and a shift in our product mix toward lower-margin products. For the first six months of 2007, our Broadband segment produced a loss of $15.6 million, down $75.1 million from a profit of $59.5 million in the comparable period of 2006. The decrease for the first six months was primarily due to higher volumes on our single-family ONTs and lower overall revenue.

Transport

Revenue

Revenue from our Transport segment was $222.6 million in the second quarter of 2007, up $20.4 million from the second quarter of 2006. The increase in revenue was due to a rollout of our Tellabs 7100 OTS with ROADM product to a major customer, which was partially offset by a decline in revenue from another major customer. On a six-month basis, transport revenue was $413.9 million, down by $2.7 million from the same period in 2006. The decrease was due to a decline in revenue from a major customer, which was offset by revenue from a rollout of our Tellabs 7100 OTS with ROADM product.

During the second quarter of 2007, approximately 36% of the Tellabs® 5500 wideband cross-connect product revenue came from new systems, system expansions and system upgrades. The balance consisted of port-card growth on the installed base. We shipped approximately 1.9 million T-1 equivalents during the second quarter of 2007 and approximately 4.3 million in the first six months of 2007, continuing to build our position in the North American transport market.

Segment Profit

Our Transport segment profit was $81.0 million in the second quarter of 2007, down $31.1 million from the second quarter of 2006. Our segment profit for the first six months was $191.9 million, down from $234.9 million for the first six months of 2006. The decreases for the quarter and the first six months were due to a shift in the mix of transport revenue, which includes greater revenue from our Tellabs 7100 OTS with ROADM product at essentially a breakeven level and lower revenue from our Tellabs 5500 wideband cross-connect.

Services

Revenue

Revenue from our Services segment grew by $16.8 million to $65.5 million for the second quarter of 2007, compared with $48.7 million in the second quarter of 2006. On a six-month basis, revenue from our Services segment was $107.4 million in 2007, up $18.1 million from the first six months of 2006. During both time periods, our revenue increased primarily from deployment services and product-support services.

Segment Profit

Our Services segment profit was $26.4 million for the second quarter of 2007, up $7.1 million from the second quarter of 2006. For the first six months, Services segment profit was $36.3 million in 2007, compared with $30.6 million in 2006. While our service margins slightly improved, revenue growth drove segment profitability for the quarter and six-month periods.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained our cash, cash equivalents and marketable securities of $1,319.0 million as of the end of the second quarter of 2007, which increased by $17.3 million during the quarter and $18.9 million since year-end 2006. The increase in the second quarter was driven by cash from operating activities of $32.3 million, partially offset by cash used for purchasing capital equipment. The year-to-date increase reflects an increase of cash from operating activities of $59.8 million.

During the second quarter of 2007, we repurchased 0.9 million shares of our common stock at a cost of $10.0 million. On a year-to-date basis, we repurchased 3.3 million shares of our common stock at a cost of $35.2 million under previously announced share repurchase programs.

Our Board of Directors and management are assessing our stock repurchase programs. We provide no assurance that we will continue or change our repurchase activity, and we cannot estimate the timing of any such change or the impact on our cash, cash equivalents and marketable securities.

We believe that the current level of working capital, particularly cash and marketable securities, is sufficient to meet our normal operating requirements for the foreseeable future. Further, we believe that sufficient resources exist to support our future growth and strategic needs. Future available sources of working capital include cash-on-hand, cash generated from future operations, short-term or long-term financing, equity offerings or any combination of these sources. Our current policy is to retain our earnings to provide funds to enhance stockholder value by continuing to expand our business and support our operating activities. We may also utilize our funds for the repurchase of our common stock. We do not anticipate paying a cash dividend in the foreseeable future.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no material changes in our critical accounting policies during the quarter.

Outlook for Third Quarter

For the third quarter of 2007, we expect revenue to be approximately $500 million, plus or minus, and we expect gross margin to be approximately 36%, plus or minus a point or two, depending on product mix. We expect third quarter 2007 operating expenses to be flat to slightly down, excluding restructuring charges, if any, compared with the second quarter of 2007.

Forward-Looking Statements

This Management's Discussion and Analysis and other sections of this Form 10-Q, including the statements under the caption “Outlook for Third Quarter”, contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management's expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “foreseeable,” “estimate,” “target,” “expect,” “predict,” “plan,” “project,” “intend,” “likely,” “possible,” “will,” “would,” “should,” “could,” “may,” “continue,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunications service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies, charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2006, filed with the SEC on February 26, 2007 as well as Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2007, filed with the SEC on May 9, 2007. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on forward-looking statements in determining whether to buy, sell or hold any of our securities. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 29, 2007, there were no material changes to our market risks disclosure in our Annual Report on Form 10-K for the year ended December 29, 2006.

Item 4.	Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice. On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit, appealing the dismissal. The appeal was fully briefed and oral argument was heard on January 21, 2005. On January 25, 2006, the Seventh Circuit issued an opinion affirming in part and reversing in part the judgment of the district court, and remanding for further proceedings. On February 8, 2006, defendants filed with the Seventh Circuit a petition for rehearing with suggestion for rehearing en banc. On April 19, 2006, the Seventh Circuit ordered plaintiffs to file an answer to the petition for rehearing, which was filed by the plaintiffs on May 3, 2006. On July 10, 2006, the Seventh Circuit denied the petition for rehearing with a minor modification to its opinion. On September 22, 2006, defendants filed a motion in the district court to dismiss some (but not all) of the remaining claims. On October 3, 2006, the defendants filed with the United States Supreme Court a petition for a writ of certiorari seeking to appeal the Seventh Circuit’s decision. On January 5, 2007, the defendants’ petition was granted. The United States Supreme Court heard oral arguments on March 28, 2007. On June 21, 2007, the United States Supreme Court vacated the Seventh Circuit’s judgment and remanded the case for further proceedings.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2006, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 30, 2007. The risk factors described in our Annual Report and Quarterly Report could materially adversely affect our business, financial condition or future results. The risks described in our Annual Report and Quarterly Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In Millions) (1)
12/30/06 through 2/2/07	522,931	$10.12	522,931	$193.1
2/3/07 through 3/2/07	1,793,207	$10.70	1,793,207	$176.1
3/3/07 through 3/30/07	73,509	$10.12	73,509	$176.1
3/31/07 through 5/4/07	362,569	$10.69	362,569	$176.1
5/5/07 through 6/1/07	328,216	$11.03	328,216	$176.1
6/2/07 through 6/29/07	230,467	$10.80	230,467	$176.1

Total	3,310,899	$10.64	3,310,899

(1)	The amounts in this column represent the remaining amounts under the current $300 million program described below. The Rule10b5-1 repurchase program described below does not have a repurchase amount limit; therefore, it is not included in the remaining value of shares.

On January 25, 2007, our Board of Directors authorized a one-year extension of the purchase of our outstanding stock under the Rule 10b5-1 plan. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of June 29, 2007, we purchased 5.8 million shares of our common stock under this program at a total cost of $76.3 million, including $10.0 million (0.9 million shares) in the second quarter of 2007 and $14.2 million (1.3 million shares) in the first six months of 2007.

On July 31, 2006, our Board of Directors authorized a repurchase program of up to $300 million of our outstanding common stock. As of June 29, 2007, we purchased 11.9 million shares of our common stock under the program at a total cost of $123.9 million, with no shares purchased in the second quarter of 2007 and $21.0 million (2.0 million shares) purchased in the first six months of 2007. We may continue to repurchase shares under this program from time to time during open trading windows and when we do not possess material non-public information.

In addition, in the second quarter of 2007, we purchased 25,230 shares for $0.3 million to cover withholding taxes on shares issued under employee stock plans and in the first six months of 2007, we purchased 53,848 shares for $0.6 million under this program.

We record repurchased shares as Treasury stock.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on April 26, 2007. The results of that meeting and related disclosures can be found in Part II, Item 4, “Submission of Matters to a Vote of Security Holders” in our Form 10-Q for the quarter ended March 30, 2007.

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

TELLABS, INC.

(Registrant)

/s/ Timothy J. Wiggins
Timothy J. Wiggins
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer, Acting Principal Accounting Officer and duly authorized officer)

August 7, 2007
(Date)