Form 10-Q
period 2007-09-28
TELLABS INC
filed 2007-11-06
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

Common Shares, $0.01 Par Value – 439,165,292 shares outstanding on October 26, 2007.

TELLABS, INC.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Third Quarter		Nine Months
In millions, except per-share data	9/28/07	9/29/06	9/28/07	9/29/06
Revenue
Products	$402.4	$476.1	$1,281.4	$1,450.8
Services	55.5	46.4	162.9	135.7

	457.9	522.5	1,444.3	1,586.5

Cost of Revenue
Products	274.6	239.3	814.7	746.0
Services	39.0	29.5	111.8	90.3

	313.6	268.8	926.5	836.3

Gross Profit	144.3	253.7	517.8	750.2

Gross profit as a percentage of revenue	31.5%	48.6%	35.9%	47.3%

Gross profit as a percentage of revenue—products	31.8%	49.7%	36.4%	48.6%
Gross profit as a percentage of revenue—services	29.7%	36.4%	31.4%	33.5%

Operating Expenses
Research and development	86.6	89.6	256.4	274.2
Sales and marketing	41.8	43.5	132.0	133.5
General and administrative	23.5	27.7	74.8	84.3
Intangible asset amortization	5.6	6.5	16.9	20.6
Restructuring and other charges	5.6	(0.1)	5.6	1.9

	163.1	167.2	485.7	514.5

Operating (Loss) Earnings	(18.8)	86.5	32.1	235.7

Other Income
Interest income, net	13.1	11.3	38.3	33.2
Other income (expense), net	(2.4)	(1.0)	(1.8)	(7.0)

	10.7	10.3	36.5	26.2

(Loss) Earnings Before Income Tax	(8.1)	96.8	68.6	261.9
Income tax benefit (expense)	11.7	(37.7)	(9.9)	(96.9)

Net Earnings	$3.6	$59.1	$58.7	$165.0

Net Earnings Per Share
Basic	$0.01	$0.13	$0.13	$0.37

Diluted	$0.01	$0.13	$0.13	$0.36

Weighted Average Shares Outstanding
Basic	439.2	445.5	438.5	447.7

Diluted	444.5	451.2	443.8	456.9

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	9/28/07	12/29/06
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$244.0	$153.6
Investments in marketable securities	1,127.9	1,146.5

	1,371.9	1,300.1

Other marketable securities	349.8	288.6
Accounts receivable, net of allowances of $3.9 and $3.8	352.3	411.0
Inventories
Raw materials	37.2	34.5
Work in process	17.4	19.7
Finished goods (includes costs of $9.4 and $28.6 related to deferred revenue)	112.1	112.8

	166.7	167.0
Income taxes	15.4	10.7
Miscellaneous receivables and other current assets	55.9	55.2

Total Current Assets	2,312.0	2,232.6

Property, Plant and Equipment
Land	21.1	20.8
Buildings and improvements	208.4	205.5
Equipment	431.5	411.2

	661.0	637.5
Accumulated depreciation	(363.3)	(329.6)

	297.7	307.9
Goodwill	1,110.0	1,107.4
Intangible Assets, net of amortization	72.7	89.6
Other Assets	162.5	184.9

Total Assets	$3,954.9	$3,922.4

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$84.0	$119.5
Accrued compensation	51.4	70.7
Restructuring and other charges	12.4	7.8
Income taxes	57.3	97.9
Stock loan	349.8	288.6
Deferred revenue	34.5	55.4
Other accrued liabilities	114.6	122.3

Total Current Liabilities	704.0	762.2

Long-Term Restructuring Liabilities	16.1	22.3
Income Taxes	116.9	128.2
Other Long-Term Liabilities	83.8	71.4

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 493,748,776 and 489,034,812 shares issued	4.9	4.9
Additional paid-in capital	1,449.2	1,395.3
Treasury stock, at cost: 54,605,837 and 49,919,908 shares	(649.7)	(598.7)
Retained earnings	2,107.0	2,042.0
Accumulated other comprehensive income	122.7	94.8

Total Stockholders’ Equity	3,034.1	2,938.3

Total Liabilities and Stockholders’ Equity	$3,954.9	$3,922.4

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months
	9/28/07	9/29/06
In millions
Operating Activities
Net earnings	$58.7	$165.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	68.6	76.9
Stock-based compensation	23.7	43.7
Deferred income taxes	14.9	65.9
Excess tax benefits from stock-based compensation	(0.9)	(16.2)
Restructuring and other charges	5.6	1.9
Net changes in assets and liabilities:
Accounts receivable	73.9	(62.4)
Inventories	6.0	(48.0)
Miscellaneous receivables and other current assets	(2.5)	(6.0)
Other assets	12.6	22.2
Accounts payable	(40.3)	(13.4)
Restructuring and other charges	(7.2)	(7.3)
Deferred revenue	(20.9)	7.2
Other accrued liabilities	(31.4)	(26.5)
Income taxes	(39.5)	(0.9)
Other long-term liabilities	3.1	0.5

Net Cash Provided by Operating Activities	124.4	202.6

Investing Activities
Capital expenditures	(37.5)	(49.4)
Disposals of property, plant and equipment	1.7	1.4
Payments for purchases of investments	(686.1)	(1,313.5)
Proceeds from sales and maturities of investments	706.0	520.0

Net Cash Used for Investing Activities	(15.9)	(841.5)

Financing Activities
Proceeds from issuance of common stock under stock plans	30.4	88.4
Repurchase of common stock	(51.0)	(233.1)
Excess tax benefits from stock-based compensation	0.9	16.2

Net Cash Used for Financing Activities	(19.7)	(128.5)

Effect of Exchange Rate Changes on Cash	1.6	11.2

Net Increase (Decrease) in Cash and Cash Equivalents	90.4	(756.2)
Cash and Cash Equivalents—Beginning of Year	153.6	880.8

Cash and Cash Equivalents—End of Period	$244.0	$124.6

The accompanying notes are an integral part of these statements.

TELLABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IN MILLIONS EXCEPT SHARE AND PER-SHARE DATA

1. Basis of Presentation

We prepared our accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial statements, the requirements of Form 10-Q and applicable rules of the U.S. Securities and Exchange Commission’s Regulation S-X. Therefore, they do not include all disclosures normally required by generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein are to be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2006.

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

3. Restructuring and Other Charges

Under a plan announced on September 27, 2007, we initiated restructuring activities to better align our operating expenses with current revenue and market conditions. The cost of the plan is expected to be $5.9 million, which includes $5.8 million in cash severance expense and $0.1 million in facility related charges. We currently expect to realize annualized savings of $17.0 million from reduced salaries and related benefits.

We recorded $5.5 million related to these restructuring activities in the third quarter of 2007, of which $5.4 million is severance expenses and $0.1 million is facility related expenses. In addition, we recorded changes to restructuring expense in the third quarter of $0.1 million, including $0.2 million in facility related charges offset by a $0.1 million reduction in severance related costs, both due to a change in estimate from previous restructuring plans. In the fourth quarter, we will incur an additional $0.4 million of severance expense in the Broadband segment.

As of September 28, 2007, we had $28.6 million accrued for restructuring plans. The 2007 restructuring plan balance of $5.6 million primarily consists of cash severance that we expect to pay through the first quarter of 2008. The $23.0 million balance for previous restructuring plans relate to net lease obligations that expire by 2012.

The following table summarizes our restructuring and other charges activity, by segments, for the third quarter and nine months of 2007, and the status of the reserves at September 28, 2007:

	Balance at 6/29/07	Third Quarter Activity			Balance at 9/28/07
		Restructuring Expense	Cash Payments	Other Activities [1]
2007 Restructuring Plans
Broadband	$—	$4.8	$—	$0.1	$4.9
Transport	—	0.7	—	—	0.7

Subtotal 2007 Restructuring	—	5.5	—	0.1	5.6

Previous Restructuring Plans
Broadband	5.9	0.7	(0.6)	—	6.0
Transport	20.2	(0.6)	(2.6)	—	17.0

Subtotal Previous Restructuring	26.1	0.1	(3.2)	—	23.0

Total All Restructuring Plans	$26.1	$5.6	$(3.2)	$0.1	$28.6

	Balance at 12/29/06	Nine Months Activity			Balance at 9/28/07
		Restructuring Expense	Cash Payments	Other Activities [1]
2007 Restructuring Plans
Broadband	$—	$4.8	$—	$0.1	$4.9
Transport	—	0.7	—	—	0.7

Subtotal 2007 Restructuring	—	5.5	—	0.1	5.6

Previous Restructuring Plans
Broadband	7.3	0.7	(2.0)	—	6.0
Transport	22.8	(0.6)	(5.2)	—	17.0

Subtotal Previous Restructuring	30.1	0.1	(7.2)	—	23.0

Total All Restructuring Plans	$30.1	$5.6	$(7.2)	$0.1	$28.6

[1]	Other activities include the effects of currency translation.

As of December 29, 2006, in addition to the aforementioned restructuring plans and related accruals, we had a $3.7 million accrual remaining for exit costs related to our 2004 acquisition of Advanced Fibre Communications, Inc. (AFC). During the third quarter of 2007, this accrual was charged $0.5 million. Total charges against this accrual were $1.5 million for the first nine months of 2007, leaving a balance of $2.2 million at September 28, 2007. These remaining exit costs are related to lease liabilities that expire by the end of 2009.

4. Stock-Based Plans

The Tellabs, Inc. 2004 Incentive Compensation Plan provides for the grant of short-term and long-term incentives, including stock options and stock appreciation rights (SARs), restricted stock and performance stock units. We approved 39,139,977 shares for grant under the plan, of which 21,870,413 remain available for grant at September 28, 2007. Under the 2004 plan and predecessor plans, we granted awards at market value on the date of grant.

Stock Options

Stock options granted in the first nine months of 2007 and 2006 generally vest over three years from the date of the grant. We recognize compensation expense on a straight-line basis over the service period based on the fair value of the stock options on the grant date. Compensation expense was $4.4 million for the third quarter of 2007, $17.3 million for the first nine months of 2007, $7.6 million for the third quarter of 2006 and $29.8 million for the first nine months of 2006. Options granted but unexercised generally expire 10 years from the grant date.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted-average fair value of current period stock option grants:

	Nine Months
	9/28/07	9/29/06
Expected volatility	41.3%	46.3%
Risk-free interest rate	4.6%	4.8%
Expected term (in years)	4.6	4.5
Expected dividend yield	0.0%	0.0%

We based our calculation of expected volatility on a combination of historical and implied volatility for options granted in the first nine months of 2007 and 2006. We based the risk-free interest rate on the U.S. Treasury yield curve in effect at the date of grant. We estimated the expected term of the options using their vesting period, post-vesting employment termination behavior and historical exercise patterns.

The following is a summary of the activity in our stock options and stock-settled SARs during 2007 as of September 28, 2007:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – beginning of year	41,699,013	$16.91
Granted	1,716,419	$10.57
Exercised	(3,648,913)	$7.59
Forfeited/expired	(1,488,746)	$19.62

Outstanding – end of period	38,277,773	$17.41	5.1	$35.4

Exercisable – end of period	33,024,508	$18.49	4.6	$33.9
Shares expected to vest	37,537,757	$17.54	5.1	$35.2
Weighted-average fair value of options granted during the quarter		$4.32

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of September 28, 2007, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the third quarter of 2007 was $6.1 million.

As of September 28, 2007, we had $21.4 million of unrecognized compensation cost related to stock options that we expect to recognize over a weighted-average period of 1.6 years.

Cash-Settled Stock Appreciation Rights

Our 2004 Incentive Compensation Plan also provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the plans. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. These cash payments were negligible in the third quarter and first nine months of 2007, negligible in the third quarter of 2006 and $0.1 million in the first nine months of 2006. The cash-settled SARs are generally assigned 10-year terms. Cash-settled SARs generally vest over three years from the grant date. At September 28, 2007, there were 200,397 cash-settled SARs outstanding with exercise prices that ranged from $6.01 to $70.06. The weighted-average price of the 114,743 cash-settled SARs granted in the first nine months of 2007 was $10.70 and the weighted average price of the 43,200 cash-settled SARs granted in the first nine months of 2006 was $12.13.

Restricted Stock

We granted 1,350,421 restricted shares in the third quarter of 2007 and 986,971 in the third quarter of 2006. We granted 1,450,146 restricted shares in the first nine months of 2007 and 1,111,577 restricted shares in the first nine months of 2006. Of the shares granted in the first nine months of 2007, 1,415,146 shares vest over a two-year period and 35,000 shares vest over a one-year period. Of the shares granted in the first nine months of 2006, 1,046,971 shares vest over a two-year period and 64,606 shares vest over a one-year period. We recognize compensation expense on a straight-line basis over the vesting periods based on the market price of our stock on the grant date. Compensation expense was $2.8 million for the third quarter of 2007, $6.3 million for the first nine months of 2007, $2.0 million for the third quarter of 2006 and $6.5 million for the first nine months of 2006. The weighted-average issuance price of restricted stock granted in the first nine months of 2007 was $10.50 per share and the weighted-average issuance price of restricted stock granted in the first nine months of 2006 was $12.99 per share. Our non-vested stock award activity for 2007 follows:

	Nine Months
	9/28/07
	Shares	Weighted-Average Grant Date Fair Value
Non-vested – beginning of year	1,339,308	$12.22
Granted	1,450,146	$10.50
Vested	(789,402)	$11.83
Forfeited	(90,777)	$11.68

Non-vested – end of period	1,909,275	$11.10

As of September 28, 2007, we had $16.7 million of unrecognized compensation cost related to restricted stock that we expect to recognize over a weighted-average period of 0.8 years.

Performance Stock Units

We granted 375,000 performance stock units (PSUs) in the third quarter of 2007 and 270,000 PSUs in the third quarter of 2006 to executive officers. We did not grant performance stock units (PSUs) in the first six months of 2007 or 2006. The PSUs granted in the third quarter of 2007 entitle the recipients to receive shares of our common stock commencing in March 2008, contingent on the achievement of company operating income and revenue-based targets for the 2007 fiscal year. Following achievement of these financial measures and subject to continued employment, one-third of such shares will be issued in annual installments in March 2008, March 2009 and March 2010. At minimum target performance, we will issue one-half share for each PSU granted and at maximum target performance, two shares will be granted for each PSU granted.

The PSUs granted in the third quarter of 2006 entitle the recipients to receive shares of our common stock in March 2008, contingent on the achievement of cumulative company operating income and revenue-based targets for the 2006 and 2007 fiscal years. At minimum target performance, we will issue one-half share for each PSU granted and at maximum target performance, three shares will be granted for each PSU granted. At September 28, 2007, there were 620,000 PSUs outstanding, which reflects a reduction of 25,000 shares forfeited in the first quarter of 2007. Due to a decline in operating performance relative to targets, compensation expense for PSUs was a credit of $0.6 million for the third quarter of 2007 and a credit of $0.4 million for the first nine months of 2007. Compensation expense was $0.5 million for the third quarter of 2006.

Employee Stock Purchase Plan

Under the 2005 Tellabs, Inc. Employee Stock Purchase Plan, there were no shares of common stock purchased in the third quarter of 2007, and no shares of stock were purchased during the third quarter of 2006. As of September 28, 2007, we had 8,845,990 shares available for purchase. Compensation expense for the plan was $0.4 million for the first nine months of 2007, and $0.8 million for the first nine months of 2006. Effective April 25, 2007, we suspended the 2005 plan. The final purchase for employees enrolled through the date of suspension occurred on April 30, 2007.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, stock appreciation rights, restricted stock, performance stock units and our employee stock purchase plan:

	Third Quarter		Nine Months
	9/28/07	9/29/06	9/28/07	9/29/06
Cost of revenue – products	$0.5	$0.8	$1.8	$2.0
Cost of revenue – services	0.8	1.0	2.6	3.4
Research and development	2.7	3.4	9.2	15.1
Sales and marketing	1.4	2.1	4.8	7.4
General and administrative	1.2	2.7	5.3	13.4

Stock-based compensation expense before income taxes	6.6	10.0	23.7	41.3
Income tax benefit	2.2	3.7	8.1	12.6

Total stock-based compensation expense after income taxes	$4.4	$6.3	$15.6	$28.7

5. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for our retiree medical plan:

	Third Quarter		Nine Months
	9/28/07	9/29/06	9/28/07	9/29/06
Service cost	$0.2	$0.3	$0.8	$0.8
Interest cost	0.2	0.2	0.6	0.5
Expected return on plan assets	(0.1)	(0.2)	(0.3)	(0.4)
Amortization of prior service cost	—	—	—	0.1

Net periodic benefit cost	$0.3	$0.3	$1.1	$1.0

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

	Third Quarter		Nine Months
	9/28/07	9/29/06	9/28/07	9/29/06
Balance – beginning of period	$46.6	$48.7	$45.0	$49.2
Accruals for product warranties issued	6.4	5.2	15.3	18.0
Settlements	(4.5)	(6.3)	(11.8)	(19.6)

Balance – end of period	$48.5	$47.6	$48.5	$47.6

Balance sheet classification—end of period			Balance at 9/28/07	Balance at 9/29/06
Other accrued liabilities			$22.7	$27.9
Other long-term liabilities			25.8	19.7

Total product warranty liabilities			$48.5	$47.6

7. Stock Repurchase Programs

On January 25, 2007, our Board of Directors authorized a one-year extension of the purchase of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of September 28, 2007, we purchased 7.0 million shares of our common stock under this program at a total cost of $89.9 million, including $13.6 million (1.2 million shares) in the third quarter of 2007 and $27.8 million (2.5 million shares) in the first nine months of 2007.

On July 31, 2006, our Board of Directors authorized a repurchase program of up to $300 million of our outstanding common stock. As of September 28, 2007, we purchased 11.9 million shares of our common stock under the program at a total cost of $123.9 million, with no shares purchased in the third quarter of 2007 and $21.0 million (2.0 million shares) in the first nine months of 2007. We may continue to repurchase shares under this program from time to time during open trading windows and when we do not possess material non-public information.

In addition, in the third quarter of 2007, we purchased 141,662 shares for $1.6 million to cover withholding taxes on shares issued under employee stock plans. In the first nine months of 2007, we purchased 195,510 shares for $2.2 million under this program. We record repurchased shares as Treasury stock.

8. Comprehensive Income

Comprehensive income (net of tax) for the third quarter and nine months presented consists of the following:

	Third Quarter		Nine Months
	9/28/07	9/29/06	9/28/07	9/29/06
Net Earnings	$3.6	$59.1	$58.7	$165.0
Other comprehensive income:
Foreign currency translation adjustments	19.8	4.7	27.7	21.6
Unrealized gain (loss) on available-for-sale-securities	3.1	5.8	(0.1)	4.7
Fair value adjustments of cash flow hedges	0.2	(0.5)	0.3	(0.4)

Comprehensive income	$26.7	$69.1	$86.6	$190.9

9. Derivative Financial Instruments

Financial Instruments and Market Risk

We conduct business on a global basis in U.S. and foreign currencies; therefore, our financial results are subject to risks associated with fluctuating foreign exchange rates. To mitigate these risks, we have a foreign currency exposure management program, which uses derivative foreign exchange contracts to address nonfunctional currency exposures that we expect to settle in one year or less. We enter into derivative foreign exchange contracts only to the extent necessary to meet our goal of mitigating nonfunctional foreign currency exposures. We do not enter into hedging transactions for speculative purposes. The derivative foreign exchange contracts consist primarily of foreign currency forward and option contracts.

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

Cash Flow Hedges

We use derivative contracts designated as cash flow hedges to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conducted effectiveness tests on a spot-to-spot basis (excluding time value), with the time-value portion recorded in Other income (expense), net. We reclassified the effective gains and losses recorded in Accumulated other comprehensive income to Operating Expenses when the hedged transaction was recognized in earnings. We record any ineffectiveness of the forward contracts in Other income (expense), net. When it becomes probable that an anticipated transaction that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other income (expense), net. At September 28, 2007, we had a credit balance of $0.4 million in Accumulated Other Comprehensive Income. We held derivatives designated as cash flow hedges at the end of the quarter.

The following table summarizes the impact of cash flow hedges on Accumulated Other Comprehensive Income:

	Third Quarter		Nine Months
	9/28/07	9/29/06	9/28/07	9/29/06
Balance at beginning of the period	$0.3	$0.1	$0.2	$—
Net change on cash flow hedges	0.2	(0.2)	0.3	(0.3)
Reclassifications to operating expenses	(0.1)	(0.2)	(0.1)	—

Balance at end of period	$0.4	$(0.3)	$0.4	$(0.3)

10. Income Taxes

For the first nine months of 2007, we recorded a tax expense of $9.9 million at an effective tax rate of 14.4%. For the third quarter of 2007, we recorded a tax benefit of $11.7 million. Our effective rate differs from the U.S. federal statutory rate of 35% due to the impact of research and development tax credits and the generation of a greater percentage of our earnings from foreign operations that are taxed at lower rates.

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on December 30, 2006. As a result, we recognized a decrease of approximately $5.7 million in the liability for unrecognized tax benefits, which we accounted for as a cumulative effective increase of $6.3 million to retained earnings and an increase of $0.6 million to goodwill balances as of December 30, 2006. The total amount of unrecognized tax benefits as of December 30, 2006, was $76.5 million. This amount includes an accrual of $62.0 million of unrecognized tax benefits that if recognized, would affect the effective tax rate, and $14.5 million of unrecognized tax benefits that, if recognized, would decrease goodwill associated with prior acquisitions. We continue to recognize interest and penalties related to income tax matters as part of our income tax expense. Our tax provision included $1.2 million of interest and penalties for the third quarter of 2007 and $3.7 million for the first nine months of 2007. The balance of interest and penalties accrued was $11.7 million as of December 30, 2006, and $15.4 million as of September 28, 2007.

It is reasonably possible that unrecognized benefits related to federal income taxes will decrease by approximately $47 million to $48 million as a result of the settlement of audits or the expiration of statute of limitations within the next 12 months.

It is reasonably possible that unrecognized benefits related to the deductibility of certain foreign expenses will decrease by approximately $15 million to $16 million as a result of the settlement of audits or the expiration of statute of limitations within the next 12 months.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in our major jurisdictions for years before 2001. Our major jurisdictions currently include the United States, California, Illinois, Finland, Denmark and Mexico. The Internal Revenue Service (IRS) has completed its audit of our U.S. income tax returns for years 2001 through 2003 and has proposed various adjustments that could result in additional tax of $48.2 million, primarily related to the disallowance of a loss claimed with respect to an investment in a subsidiary. We do not agree with the proposed adjustments and are appealing this decision. We estimate that the issue will be resolved in the next 12 to 15 months. In addition, the IRS is examining our federal income tax returns for the 2004 and 2005 periods as well as the 2002 through 2004 pre-acquisition years of a subsidiary. We expect these examinations will be completed in 2008.

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

We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of purchased deferred stock compensation, intangibles, restructuring, and other charges, and the impact of equity-based compensation (which includes restricted stock and performance stock units granted after June 30, 2006, and stock options).

Financial information for each operating segment is as follows:

Revenue

	Third Quarter		Nine Months
	9/28/07	9/29/06	9/28/07	9/29/06
Broadband	$279.2	$273.0	$744.3	$831.1
Transport	123.2	203.1	537.1	619.7
Services	55.5	46.4	162.9	135.7

Total revenue	$457.9	$522.5	$1,444.3	$1,586.5

Segment Profit and Reconciliation to Operating Earnings (Loss)

	Third Quarter		Nine Months
	9/28/07	9/29/06	9/28/07	9/29/06
Broadband	$23.1	$41.4	$7.5	$100.9
Transport	21.5	110.2	213.4	345.1
Services	17.1	17.6	53.4	48.2

Total segment profit	61.7	169.2	274.3	494.2
Sales and marketing expenses	(41.8)	(43.5)	(132.0)	(133.5)
General and administrative expenses	(23.5)	(27.7)	(74.8)	(84.3)
Equity based compensation and deferred stock compensation not included in segment profit	(4.0)	(5.1)	(12.9)	(18.2)
Intangible asset amortization	(5.6)	(6.5)	(16.9)	(20.6)
Restructuring and other charges	(5.6)	0.1	(5.6)	(1.9)

Operating earnings (loss)	$(18.8)	$86.5	$32.1	$235.7

Our segments use many of the same assets. For internal reporting purposes, we do not allocate assets by segment and therefore no asset, depreciation and amortization, or capital expenditure by segment information is provided to our chief operating decision maker.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Introduction and Overview of Business

Tellabs designs, develops and supports telecommunications networking products around the world. Our product portfolio includes solutions for wireline and wireless transport, access networking, broadband data, optical transport and voice-quality enhancement.

We generate revenue principally through the sale of telecommunication products and services, both as stand-alone products and as elements of integrated systems, to many of the world’s telecommunications service providers. In addition, we generate revenue by providing services related primarily to our own products and systems. In 2006, we began reporting results under three reporting segments: Broadband, Transport and Services.

Our Broadband segment includes the access, managed access and data product portfolios that facilitate the delivery of bundled triple-play services. These products enable service providers to deliver business and next-generation wireline and wireless services to their customers. We earn revenue from our Broadband segment globally. We earn a majority of our access products revenue in North America for the support of copper-based and fiber-based networks. Driving demand for access products are consumer demand for the triple-play of bundled voice, video and high-speed Internet/data services in addition to competition among traditional telecommunications companies and cable service operators to be the sole provider of triple-play services. We generate the majority of our managed access product revenue outside North America. Driving demand for managed access products are business services for voice and high-speed data as well as network transport services for wireless communications. We earn revenue from our data products globally. Driving demand for data products are user demand for wireless and wireline carriers to deliver business services and next-generation wireless services.

Our Transport segment includes digital cross-connect systems, voice quality enhancement products, and converged transport systems. These products enable service providers to manage bandwidth, improve voice quality, and transport traffic by adding capacity when and where it is needed. We earn revenue from our Transport segment primarily in North America. Driving demand for transport products are the needs of wireline and wireless service providers to support wireless services, business services for enterprises and triple-play voice, video and data services for consumers.

Our Services segment delivers deployment, support, professional consulting, training and systems integration services to Tellabs customers. These services support various phases of the network including planning, installation and on-going support. We earn revenue from our Services segment globally. Deployment service revenue makes up almost half of our Services revenue, arises primarily from sales of our transport products in North America and tends to lag product sales by approximately one fiscal quarter. In the third quarter of 2007, revenue from support agreements (which includes professional consulting, systems integration and training) covers all of Tellabs products. The majority of support agreement revenue covers digital cross connects and managed access products.

We operate in a dynamic industry in which both our customers and competitors have consolidated, creating more pricing pressure and more competition. In the third quarter of 2007, North American wireless customers spent less, particularly on the Tellabs® 5500 digital cross-connect system, compared with the third quarter of 2006, thus adversely affecting our overall revenue and profitability. It is not clear whether or when these customers will resume spending at previous levels.

We are transforming the company from a business based primarily on the circuit-switched Time Division Multiplexing (TDM) technology used in our digital cross-connect and managed access products to a business based on packet-switching and Internet Protocol (IP) technology used in our converged transport, access and multi-service data products. In the third quarter of 2007, about half of our revenue came from converged transport, access and multi-service data products. Some of these products carry gross profit margins lower than our corporate average. The mix of our products can affect overall profitability in any given quarter.

In light of these factors, management continues to prepare and implement initiatives to improve our overall gross profit margins, which may include further restructuring, impairment, and/or other charges. Management is also reviewing plans to reduce operating expenses and to further diversify our customer base to keep us highly competitive in a changing marketplace.

RESULTS OF OPERATIONS

For the third quarter of 2007, our revenue was $457.9 million, down 12.4% from $522.5 million in the third quarter of 2006. Year to date, revenue was $1,444.3 million, down 9.0% from $1,586.5 million in 2006. Consolidated gross margin decreased 17.1 percentage points to 31.5% in the third quarter compared with 48.6% in the third quarter of 2006. On a nine-month basis, consolidated gross margin was down 11.4 percentage points to 35.9% from 47.3% in 2006. Operating expenses decreased by $4.1 million to $163.1 million in the third quarter of 2007, from $167.2 million in the third quarter of 2006. For the first nine months of 2007, operating expenses were $485.7 million, a decrease of $28.8 million from $514.5 million in 2006. Net earnings for the third quarter of 2007 were $3.6 million or $0.01 per share (basic and diluted) compared with $59.1 million or $0.13 per share (basic and diluted) in the same period of 2006. Net earnings for the nine-month period in 2007 were $58.7 million or $0.13 per share (basic and diluted) compared with $165.0 million or $0.37 per basic share and $0.36 per diluted share for the first nine months in 2006.

Revenue (in millions)

	Third Quarter			Nine Months
	2007	2006	Change	2007	2006	Change
Products	$402.4	$476.1	(15.5)%	$1,281.4	$1,450.8	(11.7)%
Services	55.5	46.4	19.6%	162.9	135.7	20.0%

Total revenue	$457.9	$522.5	(12.4)%	$1,444.3	$1,586.5	(9.0)%

In 2007, product revenue declined 15.5% in the third quarter and 11.7% on a nine-month basis compared with 2006. The decrease was primarily due to reduced product revenue for our Tellabs® 5500 digital cross-connect from North American wireless service providers.

In 2007, services revenue increased 19.6% in the third quarter and 20.0% on a nine-month basis compared with the same periods in 2006. The increase was primarily due to higher revenue from deployment, support and professional services.

On a geographic basis, revenue from customers in North America was $325.0 million in the third quarter of 2007, down 17.5% from a year ago. Revenue from customers outside North America was $132.9 million in the third quarter of 2007, up 3.3% from a year ago. On a nine-month basis, North America revenue was $1,079.6 million, down 12.3% from a year ago. Revenue from customers outside North America was $364.7 million, up 2.5% from a year ago.

Gross Margin

	Third Quarter			Nine Months
	2007	2006	% Point Change	2007	2006	% Point Change
Products	31.8%	49.7%	(17.9)%	36.4%	48.6%	(12.2)%
Services	29.7%	36.4%	(6.7)%	31.4%	33.5%	(2.1)%
Consolidated	31.5%	48.6%	(17.1)%	35.9%	47.3%	(11.4)%

In 2007, our product margin decreased in the third quarter and for the first nine months compared with the same periods in 2006. The decrease was due to a product mix shift with fewer Tellabs® 5500 digital cross-connects, more Tellabs® 7100 Optical Transport Systems (OTS) and more of our Optical Network Terminals (ONT), which are currently lower-margin products.

Our services margin decreased in the third quarter and first nine months of 2007 compared with 2006. Our margin decreased due to a higher proportion of revenue from lower-margin deployment services.

Operating Expenses (in millions)

	Third Quarter			Percent of Revenue
	2007	2006	Change	2007	2006
Research and development	$86.6	$89.6	$(3.0)	18.9%	17.2%
Sales and marketing	41.8	43.5	(1.7)	9.1%	8.3%
General and administrative	23.5	27.7	(4.2)	5.2%	5.3%

Subtotal	151.9	160.8	(8.9)	33.2%	30.8%

Intangible asset amortization	5.6	6.5	(0.9)
Restructuring and other charges	5.6	(0.1)	5.7

Total Operating Expenses	$163.1	$167.2	$(4.1)

	Nine Months			Percent of Revenue
	2007	2006	Change	2007	2006
Research and development	$256.4	$274.2	$(17.8)	17.8%	17.3%
Sales and marketing	132.0	133.5	(1.5)	9.1%	8.4%
General and administrative	74.8	84.3	(9.5)	5.2%	5.3%

Subtotal	463.2	492.0	(28.8)	32.1%	31.0%
Intangible asset amortization	16.9	20.6	(3.7)
Restructuring and other charges	5.6	1.9	3.7

Total Operating Expenses	$485.7	$514.5	$(28.8)

Operating expenses decreased by $4.1 million to $163.1 million in the third quarter of 2007, compared with $167.2 million in the third quarter of 2006. For the first nine months of 2007, operating expenses decreased by $28.8 million to $485.7 million compared with the same period in 2006. The reduction in our operating expenses for the quarter and nine months is primarily due to reduced accruals for incentive compensation plans, partially offset by higher restructuring charges.

Our restructuring and other charges for the third quarter of 2007 reflect a plan to better align our operating expenses with current revenue and market conditions. The charges were for headcount-related costs.

Other Income (in millions)

	Third Quarter			Nine Months
	2007	2006	Change	2007	2006	Change
Interest income, net	$13.1	$11.3	$1.8	$38.3	$33.2	$5.1
Other income (expense), net	(2.4)	(1.0)	(1.4)	(1.8)	(7.0)	5.2

Total	$10.7	$10.3	$0.4	$36.5	$26.2	$10.3

Interest income, net, was higher in the third quarter and the first nine months of 2007, compared with 2006 due to larger invested balances and higher interest rates. Other income (expense), net, declined in the third quarter of 2007 compared with the third quarter of 2006 due to foreign exchange losses in the current year. Other income (expense), net, improved for the first nine months of 2007 compared with the same period in 2006 when we incurred a loss of $6.1 million related to other-than-temporary impairments on long-term investments.

Income Taxes

For the first nine months of 2007, we recorded a tax expense of $9.9 million at an effective tax rate of 14.4%, compared with a tax expense of $96.9 million and a tax rate of 37.0% for the first nine months of 2006. For the third quarter of 2007 we recorded a tax benefit of $11.7 million, which reflects the impact of a decrease in our annual effective tax rate, compared with a tax expense of $37.7 million for the third quarter of 2006. The reduction in our tax expense and tax rate is primarily attributable to a decrease in income earned from domestic operations and the inclusion of a benefit for U.S. research and development credits in the current year.

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on December 30, 2006. The liability for unrecognized tax benefits as of December 30, 2006, as determined under FIN 48 was $76.5 million. Although we cannot reliably estimate the periods of cash settlement, we expect that the resolution of tax issues related to $12 million to $14 million of unrecognized tax benefits could be reached in the next 12 months, resolution of tax issues with respect to approximately $48 million could be reached in the next 12 to 15 months. We cannot reliably estimate the period of cash settlement with respect to the remaining balance of $14.5 million to $16.5 million of unrecognized tax benefits, as such settlement will depend on examination of returns by various jurisdictions, the amounts and timing of which are uncertain.

Segments

Revenue (in millions)

	Third Quarter			Nine Months
	2007	2006	Change	2007	2006	Change
Broadband	$279.2	$273.0	2.3%	$744.3	$831.1	(10.4)%
Transport	123.2	203.1	(39.3)%	537.1	619.7	(13.3)%
Services	55.5	46.4	19.6%	162.9	135.7	20.0%

Total revenue	$457.9	$522.5	(12.4)%	$1,444.3	$1,586.5	(9.0)%

Segment Profit * (in millions)

	Third Quarter			Nine Months
	2007	2006	Change	2007	2006	Change
Broadband	$23.1	$41.4	(44.2)%	$7.5	$100.9	(92.6)%
Transport	21.5	110.2	(80.5)%	213.4	345.1	(38.2)%
Services	17.1	17.6	(2.8)%	53.4	48.2	10.8%

Total segment profit	$61.7	$169.2	(63.5)%	$274.3	$494.2	(44.5)%

*	We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of purchased deferred stock compensation and intangibles, restructuring and other charges, and the impact of equity-based compensation (which contains restricted stock and performance stock units granted after June 30, 2006, and stock options).

Broadband

Revenue

Revenue from our Broadband segment was $279.2 million in the third quarter of 2007, up $6.2 million from the prior-year quarter. For the first nine months, revenue from our Broadband segment was $744.3 million, down $86.8 million from the first nine months of 2006. While our access and managed access revenue decreased for both time-period comparisons, our data product revenue increased.

Third quarter access revenue decreased to $157.0 million in 2007 from $161.1 million in 2006. On a nine-month basis, access revenue decreased to $412.8 million in 2007 from $515.0 million in 2006. Revenue was lower in both time periods due to lower unit prices on our single-family ONTs, partially offset by higher ONT unit volume; lower revenue from Fiber-to-the-Curb platforms; and lower revenue from independent operating companies for copper-based platforms. Approximately 72% of access revenue came from fiber-based platforms, with the balance coming from copper-based platforms.

Managed access revenue declined to $65.2 million in the third quarter of 2007 from $80.0 million in the same quarter of 2006. For the first nine months of 2007, managed access revenue declined to $211.0 million from $240.0 million in the first nine months of 2006. Revenue decreased in both time periods due to lower demand in our Europe, Middle East and Africa (EMEA) region. On a nine-month basis, our decrease was partially offset by revenue from a project in the Asia Pacific region.

Data product revenue was $57.0 million in the third quarter of 2007, up 78.7% from the year-ago quarter. Data product revenue was $120.5 million for the first nine months of 2007, up 58.3% compared with the first nine months of 2006. Our revenue increase came from existing and new customers, as well as from completion of the second phase of a large project in the Asia Pacific region.

Segment Profit

Our Broadband segment produced a profit of $23.1 million in the third quarter of 2007 compared with a profit of $41.4 million in the third quarter of 2006. For the first nine months of 2007, our Broadband segment produced a profit of $7.5 million, down $93.4 million from a profit of $100.9 million in the comparable period of 2006. The decrease in both time periods resulted from a shift in our product mix toward lower-margin products, including our single-family ONT, and lower segment revenue.

Transport

Revenue

Revenue from our Transport segment was $123.2 million in the third quarter of 2007, compared with $203.1 million in the third quarter of 2006. On a nine-month basis, transport revenue was $537.1 million, down from $619.7 million in the comparable period of 2006. Our revenue declined due to fewer Tellabs® 5500 digital cross-connects sold to North American wireless service providers. This decrease was partially offset by higher revenue from the rollout of our Tellabs® 7100 OTS with a reconfigurable optical add/drop multiplexer (ROADM).

During the third quarter of 2007, approximately 28% of the Tellabs® 5500 digital cross-connect product revenue came from new systems, system expansions and system upgrades. The remaining balance of 72% consisted of port-card growth on the installed base. We shipped approximately 1.0 million T-1 equivalents during the third quarter of 2007 and approximately 5.3 million in the first nine months of 2007. In 2006, we shipped approximately 2.8 million in the third quarter and approximately 8.3 million in the first nine months.

Segment Profit

Our Transport segment profit was $21.5 million in the third quarter of 2007, down from $110.2 million in the third quarter of 2006. Our segment profit for the first nine months was $213.4 million, compared with $345.1 million in the same time period in 2006. The decreases for the quarter and the first nine months were due to lower segment revenue primarily from our Tellabs® 5500 digital cross-connect and a shift in our product mix, which includes higher amounts of Tellabs® 7100 OTS revenue.

Services

Revenue

Revenue from our Services segment grew by $9.1 million to $55.5 million for the third quarter of 2007, compared with $46.4 million in the third quarter of 2006. On a nine-month basis, revenue from our Services segment was $162.9 million in 2007, up $27.2 million from the first nine months of 2006. During both time periods, our revenue from deployment services increased, primarily due to the rollout of our Tellabs® 7100 OTS product. Our revenue increase also came from support and professional services.

Segment Profit

Our Services segment profit was $17.1 million for the third quarter of 2007, down $0.5 million from the third quarter of 2006. The decrease for the quarter was due to a higher proportion of revenue from lower-margin deployment services. For the first nine months, Services segment profit was $53.4 million in 2007, up $5.2 million from $48.2 million in 2006. The increase for the first nine months was due to a higher proportion of revenue from higher-margin support services.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained our cash, cash equivalents and marketable securities of $1,371.9 million as of the end of the third quarter of 2007, which increased by $52.9 million during the quarter and $71.8 million since year-end 2006. The increase in the third quarter was primarily driven by cash from operating activities of $64.6 million, which was positively impacted by reduced working capital balances and the Euro strengthening against the U.S. dollar. The year-to-date increase reflects an increase of cash from operating activities of $124.4 million, partially offset by cash used to repurchase our common stock and for the purchase of capital equipment.

Under a previously announced share repurchase program, we repurchased 1.2 million shares of our common stock at a cost of $13.6 million during the third quarter of 2007. For the first nine months of 2007, we repurchased 4.5 million shares of our common stock at a cost of $48.8 million.

Tellabs’ Board of Directors and management are assessing our stock repurchase programs. We provide no assurance that we will continue or change our repurchase activity, and we cannot estimate the timing of any such change or the impact on our cash, cash equivalents and marketable securities.

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

Outlook for Fourth Quarter

Exclusive of restructuring charges, we expect revenue, gross margin and operating expense in the fourth quarter to be about the same as third quarter 2007. We are assuming a similar product mix.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q, including the statements under the caption “Outlook for Fourth Quarter”, contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “foreseeable,” “estimate,” “target,” “expect,” “predict,” “plan,” “project,” “intend,” “likely,” “possible,” “will,” “would,” “should,” “could,” “may,” “continue,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunications service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; initiatives to improve profitability that may have financial consequences including further restructuring charges, exiting businesses and product areas; impairment charges and other cost cutting initiatives and related charges and costs; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies, charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2006, filed with the SEC on February 26, 2007 as well as Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2007, filed with the SEC on May 9, 2007. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on forward-looking statements in determining whether to buy, sell or hold any of our securities. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 28, 2007, there were no material changes to our market risks disclosure in our Annual Report on Form 10-K for the year ended December 29, 2006.

Item 4.	Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice. On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit, appealing the dismissal. The appeal was fully briefed and oral argument was heard on January 21, 2005. On January 25, 2006, the Seventh Circuit issued an opinion affirming in part and reversing in part the judgment of the district court, and remanding for further proceedings. On February 8, 2006, defendants filed with the Seventh Circuit a petition for rehearing with suggestion for rehearing en banc. On April 19, 2006, the Seventh Circuit ordered plaintiffs to file an answer to the petition for rehearing, which was filed by the plaintiffs on May 3, 2006. On July 10, 2006, the Seventh Circuit denied the petition for rehearing with a minor modification to its opinion. On September 22, 2006, defendants filed a motion in the district court to dismiss some (but not all) of the remaining claims. On October 3, 2006, the defendants filed with the United States Supreme Court a petition for a writ of certiorari seeking to appeal the Seventh Circuit’s decision. On January 5, 2007, the defendants’ petition was granted. The United States Supreme Court heard oral arguments on March 28, 2007. On June 21, 2007, the United States Supreme Court vacated the Seventh Circuit’s judgment and remanded the case for further proceedings. On November 1, 2007, the Seventh Circuit heard oral arguments for the remanded case. We believe the case is without merit.

On April 5, 2006, a class action complaint was filed in the United States District Court of the Northern District of Illinois against Tellabs, Michael Birck, Richard Notebaert and current or former Tellabs employees who, during the alleged class period of December 11, 2000 to July 1, 2003, participated on the Tellabs Investment and Administrative Committees of the Tellabs, Inc. Profit Sharing and Savings Plan (“Plan”). Thereafter, two similar complaints were filed in the United States District Court of the Northern District of Illinois.

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

On June 28, 2006, the Court consolidated all three actions and on August 14, 2006, plaintiffs filed a consolidated class action complaint. On September 15, 2006, defendants filed a Motion to Dismiss, or in the Alternative, for Summary Judgment seeking the dismissal with prejudice of all claims in the consolidated amended class action complaint. On February 13, 2007, the court denied defendants’ motion. Based on the court’s decision, the defendants requested that the court certify an issue for interlocutory appeal to the United States Federal Court of Appeal for the Seventh Circuit; the court denied defendants’ request. Plaintiffs moved to certify a class, discovery was conducted to determine the propriety of class certification, and Tellabs opposed class certification. On September 20, 2007, the court granted plaintiff’s motion to certify a class. Tellabs may appeal class certification, and if no appeal occurs, discovery on the merits may proceed. We believe the case is without merit.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In Millions) (1)
12/30/06 through 2/2/07	522,931	$10.12	522,931	$193.1
2/3/07 through 3/2/07	1,793,207	$10.70	1,793,207	$176.1
3/3/07 through 3/30/07	73,509	$10.12	73,509	$176.1
3/31/07 through 5/4/07	362,569	$10.69	362,569	$176.1
5/5/07 through 6/1/07	328,216	$11.03	328,216	$176.1
6/2/07 through 6/29/07	230,467	$10.80	230,467	$176.1
6/30/07 through 8/3/07	934,498	$11.82	934,498	$176.1
8/4/07 through 8/31/07	117,842	$10.62	117,842	$176.1
9/01/07 through 9/28/07	127,180	$10.49	127,180	$176.1

Total	4,490,419	$10.88	4,490,419

(1)

The amounts in this column represent the remaining amounts under the current $300 million program described below. The Rule10b5-1 repurchase program described below does not have a repurchase amount limit; therefore, it is not included in the remaining value of shares.

On January 25, 2007, our Board of Directors authorized a one-year extension of the purchase of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of September 28, 2007, we purchased 7.0 million shares of our common stock under this program at a total cost of $89.9 million, including $13.6 million (1.2 million shares) in the third quarter of 2007 and $27.8 million (2.5 million shares) in the first nine months of 2007.

On July 31, 2006, our Board of Directors authorized a repurchase program of up to $300 million of our outstanding common stock. As of September 28, 2007, we purchased 11.9 million shares of our common stock under the program at a total cost of $123.9 million, with no shares purchased in the third quarter of 2007 and $21.0 million (2.0 million shares) in the first nine months of 2007. We may continue to repurchase shares under this program from time to time during open trading windows and when we do not possess material non-public information.

In addition, in the third quarter of 2007, we purchased 141,662 shares for $1.6 million to cover withholding taxes on shares issued under employee stock plans and in the first nine months of 2007, we purchased 195,510 shares for $2.2 million.

We record repurchased shares as Treasury stock.

Item 6.	Exhibits

(A) Exhibits

3.2	Second Amended and Restated By-Laws dated July 24, 2007 (incorporated by reference to Exhibit 3.2 of Tellabs, Inc. Form 8-K filed with the SEC on July 26, 2007)

10.40	Description of Grants of Performance Stock Units to Executive Officers of Tellabs, Inc. (incorporated by reference to Item 101 of Tellabs, Inc. Form 8-K filed with the SEC on July 26, 2007.

10.41	401(k) Plan as Amended and Restated Effective January 1, 2007

10.42	Addendum Incorporating Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) to Tellabs 401(k) Plan

11	Computation of Per Share Earnings

31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.
(Registrant)

/s/ Tom Minichiello
Tom Minichiello
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer and duly authorized officer)

November 5, 2007
(Date)