Form 10-K
period 2007-12-28
TELLABS INC
filed 2008-02-26
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☒    Accelerated Filer No.  ☐    Non-Accelerated Filer No.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed as of June 29, 2007, was $4,336,062,379. (Solely for the purpose of calculating the preceding amount, all directors and executive officers of the Registrant are deemed to be affiliates.)

As of February 15, 2008, there were 413,776,721 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 28, 2007, are incorporated by reference into Parts I and II, and portions of the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on April 24, 2008, are incorporated by reference into Part III.

TELLABS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 28, 2007

PART I

ITEM 1.	BUSINESS

Note: A glossary of industry and technical terms used in this Form 10-K appears at the end of this Item 1.

Tellabs, Inc. was incorporated in 1975 as an Illinois corporation. In 1992, our shareholders approved the formation of a holding company structure. Under that new structure the shareholders of Tellabs, Inc., an Illinois corporation, became the shareholders of a new holding company, Tellabs, Inc., a Delaware corporation. Tellabs’ goal is to advance communications networks to meet the changing needs of users. We work toward that goal by designing and marketing equipment to communications service providers worldwide. We also provide deployment and professional services.

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

Our products and services enable our customers to deliver wireline and wireless voice, data and video services to business and residential customers. We sell our products domestically and internationally through our field sales force. Our customers are primarily communication services providers, including local exchange carriers (LECs); national post, telephone and telegraph (PTT) administrators, wireless service providers, multiple system operators (MSOs), and competitive service providers (CSPs). Our customer base also includes distributors, original equipment manufacturers (OEMs), system integrators and government agencies.

While we market our products under a variety of solution names, we run our business and report operating results in three segments: Broadband, Transport and Services.

Within the Broadband segment, we market our products in three areas:

•

Access, marketed as the Tellabs® DynamicHomeSM solution, includes products that enable service providers to deliver bundled voice, video and high-speed Internet/data services over copper or fiber networks. Specifically, access products enable service providers to deliver these services over the “last mile” of the communications network, the part of the network that is closest to homes and businesses. As users download more video and music, play more online games and increase their use of other high-bandwidth services, operators must upgrade their access networks to meet this demand. Access offerings include the Tellabs® 1000 multiservice access series, the Tellabs® 1100 multiservice access series, the Tellabs® 1600 optical network terminal series and the Tellabs® 8865 ServiceAware optical line terminal (OLT).

The Tellabs 1000 series is used in both copper-based and fiber-based access networks. It can be configured as a digital loop carrier (DLC), a digital subscriber line access multiplexer (DSLAM), a fiber-to-the-premise (FTTP) optical line terminal (OLT) for broadband passive optical networks (BPON), or a voice gateway for voice over Internet protocol (VoIP). The Tellabs 1100 series is used in both copper-based and fiber-based access networks. It can be configured as DLC, DSLAM, and FTTP OLT for gigabit passive optical networks (GPON), as well as for fiber-to-the-curb (FTTC) or fiber-to-the-node (FTTN) network architectures. The Tellabs 1600 series of optical network terminals (ONTs) consists of remote devices installed at user locations (i.e., single family homes, multi-dwelling units, and small businesses) in both BPON and GPON FTTP network architectures. The Tellabs 8865 platform is a derivative of the Tellabs 8800 multiservice router optimized as an FTTP OLT for GPON network architectures.

•

Managed access, marketed as the Tellabs® IntegratedMobile SM solution, primarily includes aggregation and transport products that deliver wireless and business services outside of the United States. Voice-over-cable products, used to deliver voice and data services over cable television networks, also are included in this segment. Managed access products include the Tellabs® 2300 cable telephony distribution system, the Tellabs® 6300 managed transport system, the Tellabs® 8000 network manager and the Tellabs® 8100 managed access system.

The Tellabs 2300 system, which can be used anywhere in the world, enables MSOs (cable television providers) and alternate access carriers to deliver integrated video and circuit-switched voice and data services. The Tellabs 6300 system is an SDH optical transport platform that serves wireline and wireless operators outside of North America. The Tellabs 8100 managed access system is used outside of North America in business service and wireless networks. The Tellabs® 8000 network manager provides full network management across the entire family of Tellabs 6300 and 8100 managed access products, as well as the Tellabs® 8600 products described below. We recently upgraded it to manage the Tellabs

8800 series, also described below. It offers end-to-end management for 2G and 3G mobile backhaul applications, carrier-class Internet, virtual private network (VPN) and extranet services for corporate customers, business broadband Internet access and corporate voice services.

•

Data, marketed as the Tellabs® Assured-EthernetSM solution, the Tellabs® MultiservicePLuSSM solution and the Tellabs® IntegratedMobileSM solution, includes next generation packet-switched products that enable wireline and wireless carriers to deliver business services and next-generation wireless services to their customers. Data products include the Tellabs 8600 managed edge system and the Tellabs 8800 multiservice router (MSR) series.

The Tellabs 8600 system is an aggregation platform for next-generation wireless providers. It provides a cost-efficient way to migrate from 2G to 3G and 4G networks by using pseudowire technology to manage TDM, frame relay, ATM, Ethernet and IP traffic in a single device. It is ideal for current customers of the Tellabs 6300 and 8100 systems because it fully integrates with those platforms under the Tellabs 8000 network manager. The Tellabs 8800 MSR series enables service providers to leverage existing infrastructure to seamlessly and cost-effectively integrate all their networks (ATM, Frame Relay, Ethernet and IP) onto a converged MPLS network, while retaining quality of service and unsurpassed network resiliency. This capability enables users to share information regardless of their access technology. Service providers can even perform product upgrades without interrupting user services. The Tellabs 8800 MSR is unique in its ability to take in traffic of any network type and route it over any other network type.

Our Transport segment, marketed as the Tellabs® DynamicHomeSM solution, the Tellabs Assured-Ethernet solution, and the Tellabs Integrated Mobile solution includes solutions that enable service providers to transport services and manage bandwidth by adding capacity when and where it’s needed. Wireline and wireless providers use these to support wireless services, business services for enterprises, and triple-play voice, video and data services for consumers. Products include the Tellabs® 3000 voice-quality enhancement products, the Tellabs® 5000 series of digital cross-connect systems and the Tellabs® 7100 optical transport system.

The Tellabs 3000 series enables service providers to improve voice quality and ensure calls are echo-free. Wireless operators have directly attributed revenue accretion to this higher quality service.

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

The Tellabs 7100 system enables service providers to deliver high-speed wavelength services and alleviate bandwidth bottlenecks. The Tellabs 7100 system integrates optical and electrical transport via wavelength selective switches (WSS), ROADM (reconfigurable optical add-drop multiplexing), Ethernet switching, next-generation SONET/SDH MSPPs (multiservice provisioning platforms) and DWDM (dense wave-division multiplexing) into a single platform. It decreases capital and operating expenses by eliminating network elements and reducing equipment interconnections.

At the heart of the Tellabs 7100 system are four- and eight-degree ROADM capabilities, enabling combined-wavelength trunks to be transported into up to eight directions without adding other equipment. ROADM is a new form of optical add/drop multiplexer that gives service providers the ability to remotely configure any wavelength on any network element. This feature enables operators to instantly provision bandwidth where it is required. ROADM facilitates delivery of multiple services to a household without degradation in service quality.

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

COMPETITION

We sell our products and services in global markets where competition is intense and is based on many factors including: breadth of product line, customer-oriented planning, delivery, emerging technology from new entrants, incumbency, performance, price, product features, relationships with customers and responsiveness to their needs, reliability, and size.

Tellabs’ competition comes primarily from telecommunications and data networking infrastructure vendors. These vendors include large and smaller companies that compete directly or indirectly with our offerings or that are developing and deploying alternative technology.

SALES ORGANIZATION

Our global sales group includes direct sales personnel and sales support personnel located throughout the United States, Canada, Latin America, Europe, the Middle East, Africa and Asia Pacific. Our North America sales organization (United States and Canada) is structured by customer type (e.g., ILECs (Independent Local Exchange Carriers), wireless). Our international sales organizations are structured to support activities on a regional basis: Latin America, EMEA (Europe, Middle East and Africa) and Asia Pacific.

We generate revenue through our direct sales organization and selected distributors. We have arrangements with a number of distributors of telecommunications equipment, both in North America and internationally, some of whom maintain inventories of our products to facilitate prompt delivery. These distributors provide information on our products through their catalogs and through trade-show demonstrations. Our field sales force also provides technical support to our distributors. Our direct sales organizations and selected distributors generated the following 2007 revenue:

	Direct Sales	Distributors
North America	98%	2%
International	56%	44%
Consolidated	87%	13%

CUSTOMERS

Revenue from customers within North America was 74% of consolidated revenue in 2007, 76% in 2006 and 75% in 2005. Revenue from international customers was 26% of consolidated revenue in 2007, 24% in 2006 and 25% in 2005.

Revenue from Verizon (including Verizon Wireless) was 37% of consolidated revenue in 2007, 27% in 2006 and 24% in 2005. Revenue from AT&T (including the former BellSouth and Cingular) was 16% of consolidated revenue in 2007, 23% in 2006, and 28% in 2005. Revenue from Sprint Nextel was 11% of consolidated revenue in 2006. No other customer in 2007, 2006 or 2005 accounted for more than 10% of consolidated revenue.

BACKLOG

Total product and service backlog was $328 million at December 28, 2007, and $367 million at December 29, 2006. Backlog is defined as revenue to be recognized on confirmed product and service orders. We expect to ship nearly the entire December 28, 2007, backlog in 2008. Because of the short cycle between order and shipment, we consider backlog to be an indicator, but not the sole predictor, of future revenue.

RESEARCH AND DEVELOPMENT

Tellabs believes the development of new products and enhancement of existing products are vital to our long-term success. As of December 28, 2007, research and development employees totaled 1,479, representing 40% of our total workforce. We conduct research and development at several facilities around the world. In addition to our internal efforts to develop new products, we undertake research and development and product-oriented acquisitions and alliances, from time to time, to provide access to technology that is important to the future of our customers. Research and development expenses were $343.1 million in 2007, $356.9 million in 2006 and $344.0 million in 2005.

MANUFACTURING

We outsource the manufacturing of our products to contract manufacturers. We currently perform this activity primarily with two suppliers. We are active in the order, configuration and system assembly operations for our products.

We require our contract manufacturers to handle and dispose of any hazardous waste material from our manufacturing activities in compliance with all applicable foreign, Federal, state and local provisions. The cost of complying with environmental regulations has not had a material impact on capital expenditures, earnings or our competitive position.

Our products contain components that generally are available from multiple suppliers, as well as components of proprietary design that are sourced from a single supplier. In some cases, long lead times may be required to develop alternative sources for proprietary components. If component supplies become limited, which has occurred on occasion, or if a proprietary component supplier is unable to meet our requirements, the resulting shortages could result in production delays and/or expedite costs that may affect our business adversely.

EMPLOYEES

At December 28, 2007, we had 3,716 employees. We employed 1,370 individuals in the sales, sales support, customer service and marketing areas; 1,479 in research and product development; and 867 in support activities. We consider our employee relations to be good. We are not a party to collective bargaining agreements.

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

Through various licensing arrangements, we grant certain rights to our intellectual property and receive certain rights to intellectual property of others. We expect to maintain current licensing arrangements and to secure licensing arrangements in the future, as needed and to the extent available on reasonable terms and conditions, to support continued development and marketing of our products and services. Some of these licensing arrangements require or may require royalty payments and other licensing fees. The amount of these payments and fees may depend on various factors, including but not limited to, the structure of royalty payments, offsetting considerations, if any, and the degree of use of the licensed technology.

We believe that the duration of legal protection for our intellectual property is adequate relative to the expected lives of our products and services.

BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

We are reporting operating results for three segments: Broadband, Transport and Services. Information on our revenue by segment, revenue by country and net long-lived assets by country for the fiscal years ended December 28, 2007, December 29, 2006, and December 30, 2005, is set forth in the footnotes to our consolidated financial statements in our 2007 Annual Report, included herein as Exhibit 13, and incorporated herein by reference.

HOW TO OBTAIN OUR SEC REPORTS

We file annual, quarterly and other periodic reports, proxy statements and other information with the SEC. These filings are available to the public at the SEC’s Web site at www.sec.gov. No information from this Web page is incorporated herein by reference.

Copies of our most recent annual stockholder report and proxy statement are available directly on the SEC’s Web site free of charge as soon as reasonably practicable after we furnish the material to the SEC. Our Web site includes direct links to the SEC’s Web site for our annual, quarterly and other filings.

Copies of our annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, are available on our Web site free of charge. Our Web site is located at www.tellabs.com. We will provide this information either electronically or in paper form free of charge upon request.

GLOSSARY OF TECHNICAL TERMS

2G Wireless — Digital wireless networks that carry voice and low-speed data.

3G Wireless — Wireless networks built for digital voice and high-speed data, including video.

4G Wireless — The future generation of wireless networks, which will offer broadband speeds.

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

BPON — Broadband passive optical network, fiber-access systems that deliver high bandwidth to homes and businesses.

Broadband — A high-bandwidth fiber optic, coaxial or hybrid line with more capacity than a voice-grade phone line (64 kilobits per second), which is capable of carrying numerous voice, data and video channels at once.

Converged Transport — An architecture that can integrate many types of transport technologies including ROADM, IP/MPLS, Carrier Ethernet, DWDM and /or TDM/SDH/SONET to move voice, video and data across networks.

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

FTTC, FTTN, FTTP (Fiber to the Curb, Fiber to the Node, Fiber to the Premises) — Fiber-optic cable extended directly to homes or neighborhoods to deliver broadband communication services, including voice, data and video.

Fiber Access — Fiber-optic systems that extend to homes or neighborhoods to deliver broadband services, including voice, data and video.

Frame Relay — Switching interface standard that transmits bursts of data over wide-areas networks (WANs).

Gbps (gigabits per second) — A way to measure data transfer speeds across a network. A gigabit is 1,000 million bits of data.

GPON — Gigabit passive optical network, fiber-access systems that deliver four times more bandwidth than BPON.

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

Managed Access – An access and transport system that simplifies end-to-end management of mobile transport and business services. (Managed access products are in Tellabs’ Broadband segment.)

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

Pseudowire — A virtual connection that transports both traditional and new services over a converged packet network.

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

TDM (Time Division Multiplexing) — Technology that combines multiple streams of traffic by assigning timeslots, sequentially in turn from each input onto a combined higher speed channel.

Transport — The process of moving voice, data or video across communications networks.

Triple-Play Services — Offering of voice, video and data from a single service provider.

Uploading — The process of copying data files such as music or movie from a computer to another source, such as the Internet.

VoD (Video on Demand) — A service that enables consumers to watch a video program when they choose to.

VoIP (Voice over Internet Protocol) — The transmission of phone calls over data or Internet links.

VQE (Voice-Quality Enhancement) — A technique that improves sound quality by isolating and filtering out unwanted signals and sounds such as echoes and background noise.

Virtual Private Network (VPN) — A connection that enables businesses to securely transmit their voice, data and/or video traffic over a public network (i.e., owned by a phone company or Internet service provider) at a lower cost than a dedicated private line.

Wireless — Mobile networks that use radio frequency rather than cables.

Wireline — Networks that use cables rather than radio frequency.

ITEM 1A.	RISK FACTORS

Our operating results will fluctuate, which may cause volatility in our stock price.

Our operating results have varied significantly from quarter to quarter, and those results may continue to fluctuate due to a variety of factors, many of which are beyond our control. These factors include, but are not limited to:

•	changing conditions in the telecommunications market and in the U.S. and global economy;

•	the volume and timing of orders from and shipments to customers;

•	the timing of, and our ability to obtain, new customer contracts;

•	the ability to attract, retain and motivate qualified personnel;

•	the ability to maintain solid and healthy customer and supplier relationships and favorable contract terms;

•	the timing of, and our ability to recognize revenue for, product and service sales;

•	the potential deferral of customer acceptance of new products compared with our existing products;

•	the ability to maintain adequate and effective systems to support business processes and sustain the current and future needs of the business;

•	the market acceptance of new and enhanced versions of our products and services;

•	variations in the mix of products and services we sell, and the demand and market acceptance of those products and services;

•	our utilization of production capacity and employees, and our ability to manufacture and ship products efficiently;

•	the availability and cost of key components;

•	the ability to obtain reliable and high-quality components for our products;

•	introductions or announcements of new products by competitors;

•	changes in accounting rules and interpretations;

•	our ability to integrate and operate acquired businesses and technologies;

•	the potential impairment of investments, goodwill and intangible assets;

•	the ability to prevail or mitigate liability in legal disputes and resulting litigation;

•	seasonality, which has often caused revenue to differ from quarter to quarter; and

•

the ability to satisfy and comply with applicable laws, rules and regulations in the various locations where we operate our business and sell our products and services, including international locations.

Our recent operating results may not be a good predictor of our results in future periods. We base our expense levels in part on expectations of future revenue. If revenue levels in a particular period are lower than expected, our operating results will be adversely affected and could result in further restructurings and asset impairments. The failure to meet the expectations of the investment community may cause our stock price to decline, possibly substantially. A significant stock price decline could result in litigation, which could be costly, lengthy and divert management’s attention and resources from business operations.

The market for communications equipment products and services is rapidly changing and very competitive.

The market for communications network equipment products and integration services is rapidly changing. Our success will depend in part on our ability to develop and introduce new products and successfully compete with telecommunications equipment providers, particularly those who are larger than us or are in geographies that have lower cost structures. Such competitors may be able and willing to offer lower product and service prices due to economies of scale, more favorable economic conditions or a desire to capture market share (whether profitable or not). We cannot predict with certainty technological trends or new products in the market, something that our competitors may be able to do more accurately and rapidly. In addition, we cannot predict whether our products and services will meet with market acceptance or profitability. These factors may lead to an inability to successfully compete, which may adversely affect our business, financial condition, operating results or prospects.

Demand for our products may decrease if we do not anticipate and adapt to changing technology and customer requirements.

Communications companies face evolving industry standards, changing market conditions, and frequent introductions of new or enhanced products and services. The introduction of new products and technologies or the adoption of new industry standards can quickly make existing products or products under development obsolete or unmarketable. To grow and remain competitive, we must adapt to these changing technologies and industry standards, enhance our existing solutions and introduce new solutions to address our customers’ changing demands.

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

The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of products, differentiation of new products from those of our competitors, and market acceptance. We cannot assure that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. The products and technologies that we pursue may not have the market success we anticipate, and we may not successfully identify and invest in other advanced technologies. If we fail to anticipate or respond on a cost-effective and timely basis to technological developments, changes in industry standards or customer requirements; if we have any significant delays in product development or introduction; or if our products are not accepted in the marketplace to the extent we expect, our business, financial condition, operating results or prospects could be adversely affected.

Our new products will be early in their life cycles and will face challenges for market acceptance.

We made and will continue to make significant investments in new products. These new products are early in their life cycles and are subject to uncertain market demand. They also may face obstacles in manufacturing, deployment and competitive response. Customers may not invest the additional capital required for initial system deployment. Additionally, as customers complete infrastructure deployments, they may require greater levels of service, support and financing than we provided in the past. We cannot assure that we can provide products, services, support and financing to effectively compete for these market opportunities. We may also be delayed in recognizing revenue related to our new products and related services and may be required to recognize costs and expenses for such products before we can recognize the related revenue. Such uncertainty and delay could have a material adverse effect on our business, financial condition, operating results and prospects.

A limited number of our customers represent a large portion of our revenue.

A large portion of our revenue likely will depend on sales to a limited number of customers in specific geographic areas. The largest customer groups are incumbent local exchange carriers (“ILECs”), which include Verizon, AT&T (including BellSouth) and Qwest Communications; and wireless customers, which include T-Mobile, AT&T (formerly known as Cingular), Sprint and Verizon Wireless. Sales to each of Verizon (including Verizon Wireless) and AT&T (including BellSouth and Cingular) constituted more than 10% of our total revenue for 2007. Further, aggregate sales to Verizon (including Verizon Wireless), and AT&T (including BellSouth and Cingular) constituted approximately 53% of our total revenue for 2007 and approximately 50% of our total revenue for 2006. These ILEC customers primarily operate in the United States, which geographic market represented approximately 74% of our total revenue in 2007 and 76% of our total revenue in 2006. We cannot assure that these customers will continue to purchase products from us. If a significant existing customer merges with another company, we cannot assure that it will continue to purchase our products at prior levels or at all. The loss of one or more large existing customers or a decrease in the level of purchases from these customers could have a material adverse effect on our business, financial condition, operating results and prospects.

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

Our customers are communications service providers and, in the United States, include, without limitation, ILECs, wireless carriers and competitive service providers. Our ability to generate revenue depends on the capital spending patterns and financial capabilities of these customers, which in turn depend on the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which our customers are affected by regulatory, economic, and business conditions in the geographic areas where they operate. Additionally, our larger customers typically have long implementation cycles; and often require acceptance provisions, which can lead to revenue deferrals. The telecommunications industry recently was affected by financial problems and reduced capital spending by carriers. These conditions adversely affected our operating results in several prior fiscal years and, if these conditions return, could have a material adverse effect on our business, operating results, and financial condition. Further, we cannot assure that network operators or other customers will pursue infrastructure upgrades that require our products and solutions. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, mergers, lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery. Reductions in capital expenditures by companies in the telecommunications industry could seriously harm our revenue, net income and cash flows.

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

In the past, we have restructured our business and reduced our workforce in response to industry and market conditions. In light of the rapidly changing market for communications equipment, in January 2008 we announced a new restructuring plan, and we may have to restructure in the future to achieve certain cost savings and to strategically realign our resources. As we further restructure our business or reduce our workforce, we may be required to record additional liabilities. We cannot predict whether we will realize expected synergies and improved operating performance as a result of any current or future restructuring and streamlining of operations. We also cannot predict whether any restructuring and streamlining of operations will adversely affect our ability to retain key employees, which, in turn, would adversely affect our operating results. Further, in the event the market fluctuates up or down, we may not have the appropriate level of resources and personnel to appropriately react to the change.

We operate in a highly competitive industry.

Our products and services continue to face competitive pressures. Our success in competing with other communications equipment providers will depend primarily on the following:

•	the price, quality and reliability of our products;

•	our engineering, manufacturing and marketing skills;

•	our delivery and service capabilities;

•	our control of operating expenses and management of assets;

•	overall financial strength and stability; and

•	our ability to integrate acquired businesses effectively.

We also may face more intense competition in certain markets. Pricing pressures could increase from current and future competitors and customers. Many current competitors have, and future competitors also may have, more engineering, manufacturing, marketing, and financial and personnel resources available to them, may have better access to such resources and may be better able to attract and retain highly qualified personnel. Consolidation among communications equipment providers as well as entrants into the communications equipment market also may affect competition. As a result, other providers may respond more quickly to new or emerging technologies and changes in customer requirements and be able to offer a wider range of products and services, separately or bundled together. In addition, technological change, the increasing addition of Internet, data, video, voice and other services to networks, the possibility of regulatory changes and industry consolidation will likely continue to cause rapid evolution in the competitive environment. The full scope and nature of these changes are difficult to predict. Increased competition, particularly from Asia-based competitors, could lead to price cuts, reduced gross margins and loss of market share, which may adversely affect our business, operating results and financial condition.

Conditions in international markets will affect our operations.

Sales outside of North America generated 26% of our revenue in 2007 and 24% in 2006. Due to our international sales and our international operations and research and development organizations, we are subject to the risks of conducting business internationally. These risks include:

•	local economic and market conditions;

•	political and economic instability;

•	reliance on third parties, who may be competitors, to sell and service our products in certain applications in certain countries;

•	reliance on employees and third parties in various geographies to complete product developments;

•	unexpected changes in legislative or regulatory requirements;

•	fluctuations in currency exchange rates;

•	tariffs and other barriers and restrictions, including established relationships between government-controlled carriers and local equipment vendors;

•	longer payment cycles;

•	difficulties in enforcing intellectual property and contract rights;

•	greater difficulty in accounts receivable collection;

•	potentially adverse taxes, including any U.S. taxes imposed on our actual or deemed repatriation of earnings of foreign subsidiaries;

•	potentially lower margins and less certainty of support for customer relationships where foreign sales are made through local distributors; and

•	the burdens of complying with a variety of foreign laws and telecommunications standards.

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

We are exposed to fluctuations in the market values of our investments and in interest rates; impairment of our investments could have a material effect on our financial statements.

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated other comprehensive income, net of tax. If the fair value declines, we may recognize the decline in earnings below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this report and in our 2007 Annual Report, included herein as Exhibit 13.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

Because we conduct a portion of our business outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. A weakened U.S. dollar will increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies. An increase in the value of the dollar could increase the real cost to our customers outside the United States where we sell in U.S. dollars.

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

We rely on the use of third-party customer service providers to deliver and install products. We depend on such third-party agents to perform key on-site services for our customers. We cannot control the availability of such resources or the quality of the services provided by such third parties. Scarcity of resources, price fluctuations, and quality or delivery issues may adversely affect our business, operating results and financial condition.

We may be unable to sell certain inventory, which could result in lower gross profit margins and net income.

Some customer requirements include specific configurations of our products, for which we procure the related component parts. In many cases, we forecast and purchase components in advance. If customers do not place orders, if their requirements change, or if they cancel orders, we may be unable to cost-effectively rework these components and/or return them to inventory as available-for-sale. Write-downs and accruals for unrealizable inventory will negatively impact our gross profit margins and net income.

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

We are and may be subject to additional intellectual property infringement claims that are costly and time consuming to defend. These claims could limit our ability to use some technologies.

As competition in the communications equipment industry increases and the functionality of the products in this industry converges, companies in the industry increasingly become the target of infringement claims and other intellectual property disputes. Third parties have and may in the future assert infringement claims against us or our customers or partners in connection with our products, services or other aspects of our business. From time to time we receive notices or claims based on third-party patents or other proprietary rights, including notices or claims that may originate from competitors. Any such third parties may choose to litigate their claims, or we may pursue litigation to determine the scope and validity of any such proprietary rights. We may be unsuccessful in any such litigation. We may be unable to secure, on commercially reasonable terms, any licenses that we seek. Third-party claims, whether with or without merit, potentially can result in:

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

Our long-term growth strategy includes building value for the company through a variety of methods. These methods include acquisition of, investment in, or joint ventures in, complementary businesses, products, services or technologies and potential divestitures of certain portions of our business. We cannot assure that we will be able to identify suitable third parties for these transactions. Even if we identify suitable third parties to participate in these transactions, we cannot assure that we will be able to make them on commercially acceptable terms, if at all. If we acquire a company, it may be difficult to assimilate its businesses, products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders. We also may need to make further investments to support the acquired company and may have difficulty identifying and acquiring appropriate resources. If we divest or otherwise exit certain portions of our business, we may be required to record additional expenses, for items such as workforce reduction costs, closure of excess facilities and excess inventory write-offs. Furthermore, estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change as a result of such disposition.

Our reported financial results could suffer if there is an impairment of goodwill or other intangible assets.

We are required to annually test our goodwill to determine if impairment has occurred. We evaluate the carrying value of our goodwill and intangible assets for impairment whenever indicators of impairment exist. We test our three operating segments for possible goodwill impairment by comparing each segment’s net book value with fair value. If each operating segment’s fair value is greater than its book value and no other impairment indicators exist, further impairment tests are not deemed necessary and no impairment loss is recorded. If intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. Events or circumstances could arise in the future that may create a need to record an impairment adjustment that could have a material adverse affect on our financial statements.

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

Our failure or the failure of our contract manufacturers to comply with applicable environmental laws and regulations worldwide could adversely impact our business and results of operations.

The manufacture, assembly and testing of our products may require the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure or the failure of our contract manufacturers to comply with any of these applicable laws or regulations could result in:

•	regulatory penalties, fines and legal liabilities,

•	suspension of production, or

•	curtailment of our operations or sales.

In addition, our failure or the failure of our contract manufacturers to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or future liabilities. Existing and future environmental laws and regulations may restrict our use of certain materials to manufacture, assemble and test products. Any of these consequences could adversely impact our business and results of operations by increasing our expenses and/or requiring us to alter our manufacturing processes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Naperville, Illinois, approximately 35 miles west of Chicago. During 2007, we operated 52 facilities globally, totaling 1.8 million square feet to support:

•	Corporate and administration: 250,000 square feet.

•	Research and development: 818,000 square feet, of which 67% is used by the Broadband segment and 33% is used by the Transport segment.

•	Operations: 334,000 square feet, of which 57% is used by the Transport segment and 43% by the Broadband segment.

•	Sales and services: 358,000 square feet.

We own 1.0 million square feet of the total, which includes our headquarters facility and four facilities in Espoo, Finland. We lease facilities in 30 countries that total 0.8 million square feet, including 16 facilities in North America; 17 facilities in Europe, Middle East and Africa; 12 facilities in the Asia Pacific region and 2 facilities in Latin America.

Our leases included 555,000 square feet in North America; 126,000 square feet in Europe, Middle East and Africa; 61,000 square feet in Asia Pacific; and 9,000 square feet in Latin America.

We own substantially all of our equipment. We believe our facilities are adequate and suitable additional space and equipment will be available for expansion.

ITEM 3.	LEGAL PROCEEDINGS

Makor Issues & Rights, Ltd. v. Tellabs, Inc. On June 18, 2002, a class action complaint was filed in the United States District Court of the Northern District of Illinois against Tellabs, Michael Birck (Chairman of the Board of Tellabs) and Richard Notebaert (former CEO, President and Director of Tellabs). Thereafter, eight similar complaints were also filed in the United States District Court of the Northern District of Illinois. All nine of these actions were subsequently consolidated, and on December 3, 2002, a consolidated amended class action complaint was filed against Tellabs, Mr. Birck, Mr. Notebaert, and certain other of our current or former officers and/or directors. The consolidated amended complaint alleged that during the class period (December 11, 2000-June 19, 2001) the defendants violated the federal securities laws by making materially false and misleading statements, including, among other things, allegedly providing revenue forecasts that were false and misleading, misrepresenting demand for our products, and reporting overstated revenue for the fourth quarter 2000 in our financial statements. Further, certain of the individual defendants were alleged to have violated the federal securities laws by trading our securities while allegedly in possession of material, non-public information about us pertaining to these matters. The consolidated amended complaint seeks unspecified restitution, damages and other relief.

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice. On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit, appealing the dismissal. The appeal was fully briefed and oral argument was heard on January 21, 2005. On January 25, 2006, the Seventh Circuit issued an opinion affirming in part and reversing in part the judgment of the district court, and remanding for further proceedings. On February 8, 2006, defendants filed with the Seventh Circuit a petition for rehearing with suggestion for rehearing en banc. On April 19, 2006, the Seventh Circuit ordered plaintiffs to file an answer to the petition for rehearing, which was filed by the plaintiffs on May 3, 2006. On July 10, 2006, the Seventh Circuit denied the petition for rehearing with a minor modification to its opinion, and remanded the case to the district court. On September 22, 2006, defendants filed a motion in the district court to dismiss some (but not all) of the remaining claims. On October 3, 2006, the defendants filed with the United States Supreme Court a petition for a writ of certiorari seeking to appeal the Seventh Circuit’s decision. On January 5, 2007, the defendants’ petition was granted. The United States Supreme Court heard oral arguments on March 28, 2007. On June 21, 2007, the United States Supreme Court vacated the Seventh Circuit’s judgment and remanded the case for further proceedings. On November 1, 2007, the Seventh Circuit heard oral arguments for the remanded case. On January 17, 2008, the Seventh Circuit issued an opinion adhering to its earlier opinion reversing in part the judgment of the district court, and remanded the case to the district court for further proceedings. We believe that we have valid defenses to the lawsuit.

Brieger v. Tellabs, Inc. On April 5, 2006, a class action complaint was filed in the United States District Court of the Northern District of Illinois against Tellabs, Michael Birck, Richard Notebaert and current or former Tellabs employees who, during the alleged class period of December 11, 2000, to July 1, 2003, participated on the Tellabs Investment and Administrative Committees of the Tellabs, Inc. Profit Sharing and Savings Plan (“Plan”). Thereafter, two similar complaints were filed in the United States District Court of the Northern District of Illinois.

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

On June 28, 2006, the Court consolidated all three actions and on August 14, 2006, plaintiffs filed a consolidated class action complaint. On September 15, 2006, defendants filed a Motion to Dismiss, or in the Alternative, for Summary Judgment seeking the dismissal with prejudice of all claims in the consolidated amended class action complaint. On February 13, 2007, the court denied defendants’ motion and on April 17, 2007, denied Tellabs’ motion for leave to certify an issue for interlocutory appeal to the United States Federal Court of Appeal for the Seventh Circuit. Plaintiffs moved to certify a class, discovery was conducted to determine the propriety of class certification, and Tellabs opposed class certification. On September 20, 2007, the court granted plaintiff’s motion to certify a class. Merits discovery is now proceeding, and a trial is currently scheduled for October 20, 2008. We believe that we have valid defenses to the lawsuit.

QPSX Developments 5 Pty Ltd. v. Ciena Corporation et al On October 1, 2007, Tellabs was served with a complaint filed in the United States District Court for the Eastern District of Texas against Tellabs and several other companies in a case captioned QPSX Developments 5 Pty Ltd. v. Ciena Corporation et al., Civil Action No. 2:07-cv-118. The complaint alleges infringement of U.S. Patent No. 5,689,499, and seeks unspecified damages including enhanced damages, as well as interest, costs, attorney fees and other remedies including injunctive relief. On November 21, 2007, Tellabs filed its answer, defenses and counterclaims in response to the complaint. We believe that we have valid defenses to the lawsuit.

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 6,487,686, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. We believe that we have valid defenses to the lawsuit.

Apart from the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Based on our historical experience for these types of litigation, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our results of operations, financial position or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

FORWARD-LOOKING STATEMENTS

Except for historical information, the matters discussed or incorporated by reference into this report may include forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on the information available at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “foreseeable,” “estimate,” “target,” “expect,” “predict,” “plan,” “project,” “intend,” “likely,” “possible,” “will,” “would,” “should,” “could,” “may,” “continue,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunication service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; initiatives to improve profitability that may have financial consequences including further restructuring charges, exiting businesses and product areas; impairment charges and other cost cutting initiatives and related charges and costs; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies, charges, and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of this Form 10-K. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on the forward-looking statements in determining whether to buy, sell or hold any of our securities. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the financial statements and related notes and management’s discussion and analysis included in our 2007 Annual Report, included herein as Exhibit 13, and incorporated in this report by reference.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Tellabs’ common stock is listed on the NASDAQ National Market under the symbol “TLAB”. As of February 15, 2008, there were approximately 7,356 stockholders of record and 413,776,721 outstanding shares.

The section entitled “Common Stock Market Data” in our 2007 Annual Report, included herein as Exhibit 13, is incorporated herein by reference. We have never paid cash dividends and do not anticipate paying a cash dividend in the foreseeable future.

On February 2, 2005, our Board of Directors authorized the purchase of up to $300 million of our outstanding common stock. As of August 2, 2006, we purchased 32.0 million shares of our common stock at a total cost of $300 million, completing this program. This includes purchases of $107.4 million (7.6 million shares) during fiscal 2006.

On January 26, 2006, our Board of Directors authorized the purchase of up to $100 million of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. On April 27, 2006, our Board of Directors authorized the removal of the $100 million cap from this share repurchase program. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of December 28, 2007, we purchased 7.1 million shares of our common stock under this program at a total cost of $90.8 million. This includes purchases of $28.7 million (2.6 million shares) during fiscal 2007. On January 24, 2008, our Board of Directors authorized a one-year extension of this program.

On July 31, 2006, our Board of Directors authorized a repurchase program of up to $300 million of our outstanding common stock. As of December 28, 2007, we purchased 32.4 million shares of our common stock at a total cost of $270.1 million, leaving $29.9 million available to be purchased under this program. This includes purchases of $167.1 million (22.5 million shares) during fiscal 2007. We intend to continue to repurchase shares under this program from time to time during open trading windows and when we do not possess material non-public information.

On November 8, 2007, our Board of Directors authorized a repurchase program of up to $600 million of our outstanding common stock. No purchases of our common stock have been made under this program. We intend to repurchase shares under this program (upon completion of the July 31, 2006, authorized $300 million program) from time to time during open trading windows and when we do not possess material non-public information.

In addition, during 2007 we purchased 0.2 million shares for $2.2 million to cover withholding taxes on shares issued under employee stock plans. In 2006, we purchased 0.2 million shares for $3.5 million to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares from these programs as Treasury stock.

Repurchases of Common Stock in 2007:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price of Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) (1)
12/30/06 through 2/2/07	522,931	$10.12	522,931	$193.1
2/3/07 through 3/2/07	1,793,207	10.70	1,793,207	176.1
3/3/07 through 3/30/07	73,509	10.12	73,509	176.1
3/31/07 through 5/4/07	362,569	10.69	362,569	176.1
5/5/07 through 6/1/07	328,216	11.03	328,216	176.1
6/2/07 through 6/29/07	230,467	10.80	230,467	176.1
6/30/07 through 8/3/07	934,498	11.82	934,498	176.1
8/4/07 through 8/31/07	117,842	10.62	117,842	176.1
9/1/07 through 9/28/07	127,180	10.49	127,180	176.1
9/29/07 through 11/2/07	61,490	9.05	61,490	176.1
11/3/07 through 11/30/07	20,483,643	7.14	20,483,643	629.9
12/1/07 through 12/28/07	20,851	7.08	20,851	629.9

Total	25,056,403	$7.82	25,056,403

(1)	The amounts in this column represent the remaining amounts under the two $300 million and one $600 million programs. The Rule10b5-1 repurchase program does not have a limit; therefore, it is not included in the remaining value of shares.

ITEM 6.	SELECTED FINANCIAL DATA

The five years of selected financial data, for our 2007, 2006, 2005, 2004 and 2003 fiscal years is included in the 11-Year Summary of Selected Financial Data in our 2007 Annual Report, included herein as Exhibit 13, and such five years of selected data is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 2007 Annual Report, included herein as Exhibit 13, and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investments in Marketable Securities

During the normal course of business, we invest a portion of our cash and cash equivalents in marketable securities. For a discussion of our investments in marketable securities for the fiscal years ended December 28, 2007, and December 29, 2006, see the notes to our consolidated financial statements in our 2007 Annual Report, included herein as Exhibit 13, and incorporated herein by reference.

Financial Contracts and Market Risk

We conduct business on a global basis in U.S. and foreign currencies, so our financial results are subject to risks associated with fluctuating foreign exchange rates. To mitigate these risks, we have a foreign currency exposure management program, which uses derivative foreign exchange contracts to address nonfunctional currency exposures that are expected to be settled in one year or less. We enter into derivative foreign exchange contracts only to the extent necessary to meet our goal of mitigating nonfunctional foreign currency exposures. We do not enter into hedging transactions for speculative purposes. The derivative foreign exchange contracts consist of foreign currency forward and option contracts.

Derivative financial contracts involve elements of market and credit risk not recognized in the financial statements. The market risk that results from these contracts relates to changes in foreign currency exchange rates, which generally are offset by changes in the value of the underlying assets or liabilities being held. Credit risk relates to the risk of nonperformance by a counterparty to one of our derivative contracts. We do not believe there is a significant credit risk associated with our hedging activities because the counterparties are all large international financial institutions. We monitor the counterparties’ credit ratings and other market data to minimize our credit risk. In addition, we also limit the aggregate notional amount of agreements entered into with any one financial institution to mitigate credit risk.

Non-designated Hedges

We use derivative contracts to manage overall foreign currency exposures that are remeasured through income. We record these contracts on the balance sheet at fair value. Changes in the fair value of these contracts are included in earnings as part of Other expense, net. We had a net gain of $2.2 million in 2007, a net gain of $7.5 million in 2006 and a net loss of $23.3 million in 2005. Receivables resulting from the contracts are included in Miscellaneous receivables and other current assets, while payables from the contracts are included as part of Other accrued liabilities. We do not engage in hedging specific individual transactions.

Cash Flow Hedges

We use derivative contracts designated as cash flow hedges to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conducted monthly effectiveness tests of our derivative contracts on a spot-to-spot basis, which excludes the time value related to forward points. In 2007, we recorded a loss of $0.4 million related to time value in Other expense, net. Effective gains and losses from our derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions are realized, at which point they are reclassified to either Operating expense, Other expense, net or Other cost of revenue, depending on the nature of the underlying transaction. Ineffectiveness of our derivative contracts is recorded to Other expense, net. We recorded nominal ineffectiveness in 2007. If it becomes probable that an anticipated transaction, which is hedged, will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other expense, net. At year-end 2007, we had a balance of $0.4 million remaining in Accumulated other comprehensive income, which is expected to be reclassified to income within the next twelve months.

Our net foreign currency exposure is diversified among a broad number of currencies. The notional amounts reflected in the following table represent the U.S. dollar values of the agreed-upon amounts that will be delivered to a third party on the agreed-upon date:

(In millions)	Weighted Average Contract Rate	Notional Value of Forward Contracts Maturing in 2008
Forward contracts at December 28, 2007:
Forward contracts to sell foreign currencies for Euro:
United States dollar	1.4383	$97.8
British pound	1.3784	40.8
Norwegian kroner	8.0460	1.0
Swedish kroner	9.4476	5.9
Swiss franc	1.6600	0.8

		$146.3

Forward contracts to buy foreign currencies for Euro:
British pound	1.3801	$45.6
Norwegian kroner	8.0460	1.0
Swedish kroner	9.4476	8.6
United States dollar	1.4382	2.4

		$57.6

Forward contracts to sell foreign currencies for British pound:
Euro	1.3784	$15.8

Forward contracts to sell foreign currencies for U.S. dollar:
Mexican peso	0.0915	$9.0
Euro	1.4382	2.1
Canadian dollar	1.0073	0.6
Australian dollar	0.8663	2.1

		$13.8

Forward contracts to buy foreign currencies for U.S. dollar:
Canadian dollar	1.0073	1.1
Singapore dollar	0.6885	1.0

		$2.1

Forward contracts to buy foreign currencies for Australia dollar:
United States dollar	0.8663	$11.6

Forward contracts to buy foreign currencies for Singapore dollar:
United States dollar	0.6885	$1.3

Total contracts outstanding at December 28, 2007:		$248.5

(In millions)	Weighted Average Contract Rate	Notional Value of Forward Contracts Maturing in 2007
Forward contracts at December 29, 2006:
Forward contracts to sell foreign currencies for Euro:
United States dollar	1.3219	$70.0
British pound	1.4868	15.6
Norwegian kroner	8.1913	1.6
Swedish kroner	8.9872	2.7

		$89.9

Forward contracts to buy foreign currencies for Euro:
British pound	1.4902	$21.7
Swedish kroner	9.0098	4.6
United States dollar	1.3152	1.9

		$28.2

Forward contracts to sell foreign currencies for British pound:
Euro	1.4937	$15.0

Forward contracts to buy foreign currencies for British pound:
United States dollar	1.9565	$0.9

Forward contracts to sell foreign currencies for U.S. dollar:
Mexican peso	10.9240	$7.6
Euro	1.3152	0.8
Australian dollar	0.7833	0.5

		$8.9
Forward contracts to buy foreign currencies for U.S. dollar:
India rupee	0.0225	$0.5
Singapore dollar	0.6505	2.5

		$3.0

Forward contracts to sell foreign currencies for India rupee:
United States dollar	0.0218	$1.3

Forward contracts to buy foreign currencies for India rupee:
United States dollar	0.0215	$3.1

Forward contracts to buy foreign currencies for Thai baht:
United States dollar	37.5770	$2.1

Forward contracts to sell foreign currencies for Australia dollar:
United States dollar	0.7833	$1.5

Forward contracts to sell foreign currencies for Danish kroner:
United States dollar	5.6710	$1.4

Total contracts outstanding at December 29, 2006:		$155.3

Pursuant to our policy, we entered into the above contracts immediately prior to the respective year-ends. Accordingly, the fair value of such contracts was nominal as of December 28, 2007 and December 29, 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes, Report of Independent Registered Public Accounting Firm and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting in our 2007 Annual Report, included herein as Exhibit 13, are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) carried out an evaluation under their supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective and there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Ernst and Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is set forth in our 2007 Annual Report, included herein as Exhibit 13, and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is incorporated herein by reference to the sections entitled “Voting Information - Election of Directors,” “Committees of the Board-Audit and Ethics Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 28, 2007, and the sections entitled “Officers” and “Code of Ethics” in our 2007 Annual Report, included herein as Exhibit 13, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to the sections entitled “Executive Compensation,” “Director Compensation,” and “Corporate Governance,” in our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days, after the fiscal year ended December 28, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 28, 2007. Securities authorized for issuance under equity compensation plans is included in the notes to our 2007 Annual Report, included herein as Exhibit 13, and is incorporated herein by reference.

Equity Compensation Plan Table

The following table summarizes information as of December 28, 2007, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	30,581,723	$18.38	29,445,041
Equity compensation plans not approved by security holders (1)	6,406,931	$11.86	—

Total	36,988,654	$17.25	29,445,041

(1)	All of these options were issued pursuant to option plans that were assumed in merger transactions. The Company has not made, and will not make, any future grants or awards of equity securities under these plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is incorporated herein by reference to the section entitled “Transactions with Related Persons”, “Policies and Procedures for Review and Approval of Related-Person Transactions” and “Corporate Governance” in our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 28, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to the section entitled “Independent Auditor’s Fees and Services” in our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 28, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

The following Consolidated Financial Statements of Tellabs, Inc. and Subsidiaries, included in the registrant’s 2007 Annual Report, included herein as Exhibit 13, were previously incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets: December 28, 2007 and December 29, 2006

Consolidated Statements of Income: Years ended December 28, 2007, December 29, 2006 and December 30, 2005

Consolidated Statements of Stockholders’ Equity: Years ended December 28, 2007, December 29, 2006 and December 30, 2005

Consolidated Statements of Cash Flow: Years ended December 28, 2007, December 29, 2006 and December 30, 2005

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

The following Consolidated Financial Statement Schedule of Tellabs, Inc. and Subsidiaries and related Report of Independent Registered Public Accounting Firm are included herein pursuant to Item 15(d):

Schedule II. Valuation and Qualifying Accounts and Reserves

Other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation and Amendments 14/

3.2	Third Amended and Restated By-Laws dated February 13, 2008 (incorporated by reference to Exhibit 3.2 of Tellabs, Inc. Form 8-K filed with the SEC on February 15, 2008)21/

10.1	Tellabs Operations, Inc. Deferred Compensation Plan, as amended and its related trust, as amended 3/

10.2	Tellabs, Inc. Deferred Income Plan

10.3	1986 Non-Qualified Stock Option Plan, as amended and restated 1/

10.4	Amendment to Tellabs, Inc. 1986 Non-Qualified Stock Option Plan (As Amended and Restated June 26, 1992) 7/

10.5	1987 Stock Option Plan for Non-Employee Corporate Directors, as amended and restated 1/

10.6	Amendment to Tellabs, Inc. 1987 Stock Option Plan for Non-Employee Corporate Directors (As Amended and Restated June 26, 1992) 7/

10.7	1989 Stock Option Plan, as amended and restated 1/

10.8	Amendment to Tellabs, Inc. 1989 Stock Option Plan (As Amended and Restated June 26, 1992) 7/

10.9	Employee Quality Stock Award Program 2/

10.10	1991 Stock Option Plan, as amended and restated 1/

10.11	Amendment to Tellabs, Inc. 1991 Stock Option Plan (As Amended and Restated June 26, 1992) 7/

10.12	Amendment to the Coherent Communications Systems Corporation Amended and Restated 1993 Equity Compensation Plan 7/

10.13	Amendment to the Coherent Communications Systems Corporation 1993 Equity Compensation Plan 8/

10.14	1994 Stock Option Plan 3/

10.15	Amendment to the Tellabs, Inc. 1994 Stock Option Plan 7/

10.16	Tellabs, Inc. 1998 Stock Option Plan 4/

10.17	Amendment to the Tellabs, Inc. 1998 Stock Option Plan 7/

10.18	1999 Tellabs, Inc., Stock Bonus Plan 6/

10.19	SALIX Technologies, Inc. 1998 Omnibus Stock Plan and Option Agreement Dated as of December 1, 1997 5/

10.20	Amendment to the SALIX Technologies, Inc. Omnibus Stock Plan 7/

10.21	Tellabs, Inc. 2001 Stock Option Plan 8/

10.22	Form of Executive Agreement for Corporate Officers 11/

10.23	Ocular Networks, Inc. Amended and Restated 2000 Stock Incentive Plan 9/

10.24	Tellabs Advantage Plan, as amended and restated 13/

10.25	First Amendment to the Tellabs Advantage Plan 13/

10.26	Second Amendment to the Tellabs Advantage Plan 13/

10.27	2004 Amendment to the Tellabs Advantage Plan 15/

10.28	2006 Amendment to the Tellabs Advantage Plan 19/

10.29	Vivace Networks, Inc. 1999 Equity Incentive Plan, as amended 18/

10.30	Tellabs, Inc. 2004 Incentive Compensation Plan 12/

10.31	Forms of Stock Award Statement, Stock Award Agreement and RSU Award Statement pertaining to Tellabs, Inc. 2004 Incentive Compensation Plan 15/

10.32	Advanced Fibre Communication, Inc. 1996 Stock Incentive Plan 15/

10.33	Form of Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 15/

10.34	Form of Automatic Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 15/

10.35	Form of Notice of Grant of Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 15/

10.36	Form of Notice of Grant of Non-Employee Director Automatic Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 15/

10.37	Form of Stock Issuance Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 15/

10.38	2005 Tellabs, Inc. Employee Stock Purchase Plan 16/

10.39	Tellabs, Inc. Executive Continuity and Protection Program 16/

10.40	Form of Executive Performance Stock Units Statement and Award Agreement 17/

10.41	401(k) Plan as Amended and Restated Effective January 1, 2007 20/

10.42	Addendum Incorporating Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) to Tellabs 401(k) Plan 20/

13	Annual Report to Stockholders

21	Subsidiaries of Tellabs, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits 10.1 through 10.42 contain, among other documents, management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(b) hereof.

(c) Schedules: See Item 15(a)2 above.

1/	Incorporated by reference from Tellabs, Inc. Post-effective Amendment No. 1 on Form S-8 to Form S-4 filed on or about June 29, 1992 (File No. 33-45788).
2/	Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended April 1, 1988 (File No. 0-9692).
3/	Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 1993 (File No. 0-9692).
4/	Incorporated by reference from Tellabs, Inc. Definitive Proxy Statement filed on or about March 16, 1998 (File No. 0-9692).
5/	Incorporated by reference from Tellabs, Inc. Post-Effective Amendment No. 1 on Form S-8 to Form S-4, filed on March 13, 2000 (File No. 33-95135).
6/	Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 1999 (File No. 0-9692).
7/	Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 30, 2000 (File No. 0-9692).
8/	Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended March 30, 2001 (File No. 0-9692).
9/	Incorporated by reference from Tellabs, Inc. Form S-8 filed on January 25, 2002 (File No. 333-81360).
10/	Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended March 29, 2002 (File No. 0-9692).
11/	Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended September 26, 2003 (File No. 0-9692).
12/	Incorporated by reference from Tellabs, Inc. Definitive Proxy Statement filed March 19, 2004 (File No. 0-9692).
13/	Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended January 2, 2004 (File No. 0-9692).
14/	Incorporated by reference from Tellabs, Inc. Form S-4 filed June 23, 2004 (File No. 333-116794).

15/	Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 2004 (File No. 0-9692).
16/	Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended March 31, 2005 (File No. 0-9692).
17/	Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended September 29, 2006 (File No. 0-9692).
18/	Incorporated by reference from Tellabs, Inc. Form S-8 filed on July 29, 2003 (File no. 333-107457).
19/	Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 29, 2006 (File No. 0-9692).
20/	Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended September 28, 2007 (File No. 0-9692).
21/	Incorporated by reference from Tellabs, Inc. Form 8-K Current Report dated February 13, 2008 (File No. 0-9692).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLABS, INC.

February 26, 2008	/s/ Krish A. Prabhu
Krish A. Prabhu
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Krish A. Prabhu	February 26, 2008
Krish A. Prabhu
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy J. Wiggins	February 26, 2008
Timothy J. Wiggins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas P. Minichiello
Thomas P. Minichiello	February 26, 2008
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Michael J. Birck
Michael J. Birck	February 26, 2008
Chairman and Director

/s/ Linda Beck
Linda Beck	February 26, 2008
Director

/s/ Bo Hedfors
Bo Hedfors	February 26 , 2008
Director

/s/ Frank Ianna
Frank Ianna	February 26, 2008
Director

/s/ Frederick A. Krehbiel
Frederick A. Krehbiel	February 26, 2008
Director

/s/ Michael E. Lavin
Michael E. Lavin	February 26, 2008
Director

/s/ Stephanie Pace Marshall
Stephanie Pace Marshall	February 26, 2008
Director

/s/ William F. Souders
William F. Souders	February 26, 2008
Director

/s/ Jan H. Suwinski
Jan H. Suwinski	February 26, 2008
Director

TELLABS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended December 28, 2007, December 29, 2006 and December 30, 2005

Accounts Receivable Allowances

(In millions)	Balance at Beginning of Year	Net Additions (Reductions) Charged to Costs and Expenses	Deductions (A)	Acquisitions (B)	Reclass (C)	Currency Translation Adjustments	Balance at End of Year
2007	$3.8	$(0.9)	$—	$—	$—	$0.1	$3.0
2006	$4.2	$—	$(0.2)	$—	$—	$(0.2)	$3.8
2005	$14.8	$(1.4)	$(1.3)	$(3.8)	$(4.2)	$0.1	$4.2

NOTE:

(A) – Net uncollectable accounts (charged off) recovered.

(B) – Purchase price adjustments related to the acquisition of AFC.

(C) – Reclass of returns to current liabilities.

Exhibit Index

10.2	Tellabs, Inc. Deferred Income Plan

13	Annual Report to Stockholders

21	Subsidiaries of Tellabs, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002