Form 10-Q
period 2008-03-28
TELLABS INC
filed 2008-05-07
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Common Shares, $0.01 Par Value – 397,419,649 shares outstanding on April 25, 2008.

TELLABS, INC.

PART I . FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	First Quarter
	3/28/08	3/30/07
In millions, except per-share data
Revenue
Products	$408.0	$410.0
Services	56.1	41.9

Total revenue	464.1	451.9

Cost of Revenue
Products	242.8	233.0
Services	43.4	33.0

Total cost of revenue	286.2	266.0

Gross Profit	177.9	185.9

Gross profit as a percentage of revenue	38.3%	41.1%

Gross profit as a percentage of revenue - products	40.5%	43.2%
Gross profit as a percentage of revenue - services	22.6%	21.2%

Operating Expenses
Research and development	80.7	84.5
Sales and marketing	43.4	45.8
General and administrative	26.1	26.6
Intangible asset amortization	5.6	5.6
Restructuring and other charges	8.7	—

Total operating expenses	164.5	162.5

Operating Earnings	13.4	23.4

Other Income
Interest income, net	9.9	11.8
Other income, net	0.6	0.3

Total other income	10.5	12.1

Earnings Before Income Tax	23.9	35.5
Income tax expense	(7.3)	(10.0)

Net Earnings	$16.6	$25.5

Net Earnings Per Share
Basic	$0.04	$0.06

Diluted	$0.04	$0.06

Weighted Average Shares Outstanding
Basic	407.9	438.2

Diluted	408.9	443.2

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	3/28/08	12/28/07
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$172.1	$213.0
Investments in marketable securities	981.7	1,005.5

Total cash and investments	1,153.8	1,218.5

Other marketable securities	254.3	291.0
Accounts receivable, net of allowances of $3.2 and $3.0	367.2	363.8
Inventories
Raw materials	39.6	35.3
Work in process	10.6	11.7
Finished goods	115.6	124.2

Total inventories	165.8	171.2
Income taxes	11.0	10.6
Miscellaneous receivables and other current assets	57.6	56.6

Total Current Assets	2,009.7	2,111.7

Property, Plant and Equipment
Land	21.7	21.2
Buildings and improvements	213.5	209.6
Equipment	448.4	439.3

Total property, plant & equipment	683.6	670.1
Accumulated depreciation	(385.9)	(367.7)

Property, plant and equipment, net	297.7	302.4
Goodwill	1,113.0	1,110.5
Intangible Assets, Net of Amortization	61.4	67.0
Other Assets	154.7	155.0

Total Assets	$3,636.5	$3,746.6

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$81.0	$91.3
Accrued compensation	47.2	49.1
Restructuring and other charges	15.9	10.8
Income taxes	85.6	83.8
Stock loan	254.3	291.0
Deferred revenue	35.8	30.0
Other accrued liabilities	113.2	117.0

Total Current Liabilities	633.0	673.0

Long-Term Restructuring Liabilities	12.5	14.4
Income Taxes	90.9	78.9
Other Long-Term Liabilities	68.8	67.0

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 494,098,070 and 493,900,528 shares issued	4.9	4.9
Additional paid-in capital	1,467.7	1,459.5
Treasury stock, at cost: 96,691,726 and 75,177,591 shares	(938.8)	(796.7)
Retained earnings	2,129.9	2,113.3
Accumulated other comprehensive income	167.6	132.3

Total Stockholders’ Equity	2,831.3	2,913.3

Total Liabilities and Stockholders’ Equity	$3,636.5	$3,746.6

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	First Quarter
	3/28/08	3/30/07
In millions
Operating Activities
Net earnings	$16.6	$25.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21.8	23.3
Equity-based compensation	8.0	8.9
Deferred income taxes	(4.0)	4.3
Restructuring and other charges	8.7	—
Other-than-temporary impairment charge	1.4	—
Net changes in assets and liabilities:
Accounts receivable	24.2	44.4
Inventories	9.7	(42.3)
Miscellaneous receivables and other current assets	2.8	(3.0)
Other assets	18.9	2.8
Accounts payable	(16.4)	(21.3)
Restructuring and other charges	(5.5)	(2.0)
Deferred revenue	5.8	24.6
Other accrued liabilities	(8.0)	(28.7)
Income taxes	0.7	(10.5)
Other long-term liabilities	(2.6)	1.5

Net Cash Provided by Operating Activities	82.1	27.5

Investing Activities
Capital expenditures	(7.1)	(10.4)
Disposals of property, plant and equipment	0.9	0.4
Payments for purchases of investments	(482.3)	(273.7)
Proceeds from sales and maturities of investments	506.3	270.6

Net Cash Provided by (Used for) Investing Activities	17.8	(13.1)

Financing Activities
Proceeds from issuance of common stock under stock plans	0.4	4.7
Repurchase of common stock	(142.1)	(25.5)

Net Cash Used for Financing Activities	(141.7)	(20.8)

Effect of Exchange Rate Changes on Cash	0.9	2.2

Net Decrease in Cash and Cash Equivalents	(40.9)	(4.2)
Cash and Cash Equivalents - Beginning of Year	213.0	153.6

Cash and Cash Equivalents - End of Period	$172.1	$149.4

The accompanying notes are an integral part of these statements.

TELLABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IN MILLIONS, EXCEPT SHARE AND PER-SHARE DATA

1. Basis of Presentation

We prepared our accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial statements, the requirements of Form 10-Q and applicable rules of the U.S. Securities and Exchange Commission’s Regulation S-X. Therefore, they do not include all disclosures normally required by generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein are to be read in conjunction with our Annual Report on Form 10-K for the year ended December 28, 2007.

In our opinion, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

2. New Accounting Pronouncements

We adopted the provisions of SFAS 157, Fair Value Measurements, for all financial assets and liabilities and recurring non-financial assets and liabilities and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS 115, on December 29, 2007. The adoption of these standards had no effect on our beginning retained earnings or current earnings. Based on the provisions of FASB Staff Position (FSP) No. FAS 157-2, we have deferred adoption of SFAS 157 to fiscal year 2009 for all non-recurring non-financial assets that include property, plant and equipment, goodwill and intangible assets. See Note 9, Fair Value Measurements, for additional information.

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS 133. SFAS 161 is designed to improve the transparency of an entity’s financial reporting by requiring enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 requires enhanced disclosures regarding:

•	how and why an entity uses derivative instruments,

•	how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations,

•	and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

SFAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. Currently, we are not able to estimate the impact SFAS 161 will have on our financial statements or disclosure requirements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) establishes principles and requirements for an acquirer, that is designed to improve the relevance, representational faithfulness and comparability of information provided by a reporting entity in its financial reports about business combinations and its effects. SFAS 141(R) is effective prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, we are not able to estimate the impact SFAS 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51). SFAS 160 establishes accounting and reporting standards designed to improve the relevance, comparability and transparency of the financial information provided in a reporting entity’s consolidated financial statements. SFAS 160 requires:

•

ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity,

•	net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income,

•	changes in the parent’s ownership interest to be accounted for as equity transactions, if a subsidiary is deconsolidated and any retained noncontrolling equity investment to be measured at fair value,

•	and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and noncontrolling owners.

SFAS 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. Currently, we are not able to estimate the impact SFAS 160 will have on our financial statements.

3. Restructuring and Other Charges

On January 21, 2008, our management committed to a plan to improve gross profit margins and reduce operating expenses. The cost of the plan is expected to be between $12 million and $14 million, which includes between $6 million and $7 million in severance charges for workforce reductions of approximately 225 employees and $6 million to $7 million in facility and asset related charges. Estimated cash payments under the plan are in the range of $11 million to $12 million.

We recorded $8.7 million related to these restructuring activities in the first quarter of 2008, of which $6.4 million is severance expenses, $1.8 million is facility and asset related expenses, and $0.5 million is non-cancelable software licenses.

As of March 28, 2008, we had $28.4 million accrued for restructuring plans. The 2008 restructuring plan balance of $7.3 million consists of $5.8 million in cash severance that we expect to pay through the fourth quarter of 2008, $0.6 million in net lease obligations that expire by 2009, and $0.9 million in non-cash asset write downs. The 2007 restructuring plan balance of $1.8 million primarily consists of cash severance that we expect to pay through the fourth quarter of 2008. The $19.3 million balance for previous restructuring plans for the years 2001 through 2006 relates to net lease obligations that expire by 2012.

The following table summarizes restructuring and other charges recorded for the plans mentioned above, as well as adjustments to reserves recorded for prior restructurings:

	First Quarter
	3/28/08	3/30/07
Severance and other termination benefits	$6.4	$—
Facility and other exit costs	1.8	—
Other obligations	0.5	—

Total restructuring and other charges	$8.7	$—

Total of above items related to cost of revenue	$4.0	$—

Total of above items related to operating expenses	$4.7	$—

The following table summarizes our restructuring and other charges activity, by segments, for the first quarter of 2008, and the status of the reserves at March 28, 2008:

		First Quarter Activity
	Balance at 12/28/07	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 3/28/08
2008 Restructuring Plans
Broadband	$—	$3.2	$(0.1)	$—	$3.1
Transport	—	2.4	(0.1)	(0.6)	1.7
Services	—	3.1	(0.4)	(0.2)	2.5

Subtotal 2008 Restructuring	—	8.7	(0.6)	(0.8)	7.3

2007 Restructuring Plans
Broadband	3.6	—	(1.8)	—	1.8
Transport	0.4	—	(0.4)	—	—

Subtotal 2007 Restructuring	4.0	—	(2.2)	—	1.8

Previous Restructuring Plans
Broadband	5.5	—	(0.7)	—	4.8
Transport	15.7	—	(1.2)	—	14.5

Subtotal Previous Restructuring	21.2	—	(1.9)	—	19.3

Total All Restructuring Plans	$25.2	$8.7	$(4.7)	$(0.8)	$28.4

1 Other activities include the effects of currency translation, write downs of property, plant and equipment to be disposed, and other charges in the reserve that do not flow through restructuring expense.

4. Equity-Based Compensation

The Tellabs, Inc. 2004 Incentive Compensation Plan provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units. Our stockholders previously approved 39,139,977 shares for grant under the plan, of which 20,473,655 remain available for grant at March 28, 2008. Under the 2004 plan and predecessor plans, we granted awards at market value on the date of grant. Subsequent to the end of the first quarter, on April 24, 2008, stockholders approved the Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan, which authorized an additional 14,750,000 shares for issuance.

Stock Options

Stock options granted in the first quarters of 2008 and 2007 generally vest over three years from the date of the grant. We recognize compensation expense on a straight-line basis over the service period based on the fair value of the stock options on the grant date. Compensation expense for stock options was $3.8 million for the first quarter of 2008 and $6.7 million for the first quarter of 2007. Options granted but unexercised generally expire 10 years from the grant date.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted average fair value of current period stock option grants:

	First Quarter
	3/28/08	3/30/07
Expected volatility	43.6%	43.9%
Risk-free interest rate	2.9%	4.7%
Expected term (in years)	4.6	4.6
Expected dividend yield	0.0%	0.0%

We based our calculation of expected volatility on a combination of historical and implied volatility for options granted in the first three months of 2008 and 2007. We based the risk-free interest rate on the U.S. Treasury yield curve in effect at the date of grant. We estimated the expected term of the options using their vesting period, post-vesting employment termination behavior and historical exercise patterns.

The following is a summary of the activity in our stock options during 2008 as of March 28, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – beginning of year	36,988,654	$17.25
Granted	170,250	$6.57
Exercised	(94,425)	$3.78
Forfeited/expired	(1,004,287)	$17.10

Outstanding – end of period	36,060,192	$17.24	4.7	$1.3

Exercisable – end of period	32,427,370	$17.98	4.3	$1.3
Shares expected to vest	35,447,819	$17.35	4.7	$1.3
Weighted average fair value of options granted during the quarter		$2.65

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of March 28, 2008, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the first quarter of 2008 was $0.3 million.

As of March 28, 2008, we had $12.7 million of unrecognized compensation cost related to stock options that we expect to recognize over a weighted average period of 1.6 years.

Cash-Settled Stock Appreciation Rights

Our 2004 Incentive Compensation Plan also provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the plans. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. These cash payments were negligible in the first quarter of 2008 and 2007. The cash-settled SARs are generally assigned 10-year terms. Cash-settled SARs generally vest over three years from the grant date. At March 28, 2008, there were 235,003 cash-settled SARs outstanding with exercise prices that ranged from $6.01 to $70.06. The weighted average price of the 17,200 cash-settled SARs granted in the first quarter of 2008 was $6.66 and the weighted average price of the 21,200 cash-settled SARs granted in the first quarter of 2007 was $10.21.

Restricted Stock

We granted 144,927 restricted shares in the first quarter of 2008 and 7,250 restricted shares in the first quarter of 2007. All of the shares granted in the first quarter of 2008 vest over a three-year period. Of the 7,250 shares granted in the first quarter of 2007, 3,250 vest over a two-year period and 4,000 shares vest over a one-year period. We recognize compensation expense on a straight-line basis over the vesting periods based on the market price of our stock on the grant date. Compensation expense was $4.1 million for the first quarter of 2008 and $1.8 million for the first quarter of 2007. The weighted average issuance price of restricted stock granted in the first quarter of 2008 was $6.90 per share and the weighted average issuance price of restricted stock granted in the first quarter of 2007 was $10.44 per share. Our non-vested stock award activity for 2008 follows:

	First Quarter
	3/28/08
	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	3,221,011	$10.28
Granted	144,927	$6.90
Vested	(36,625)	$12.81
Forfeited	(95,369)	$10.49

Non-vested – end of period	3,233,944	$10.10

As of March 28, 2008, we had $20.2 million of unrecognized compensation cost related to restricted stock that we expect to recognize over a weighted average period of 1.0 years.

Performance Stock Units

We granted 777,000 performance stock units (PSUs) in the first quarter of 2008. We did not grant PSUs in the first quarter of 2007. The PSUs granted in the first quarter of 2008 entitle the recipients to receive shares of our common stock commencing in March 2009, contingent on the achievement of company operating income and revenue-based targets for the 2008 fiscal year. Following achievement of these financial measures and subject to continued employment, one-third of such shares will be issued in annual installments in March 2009, March 2010 and March 2011. At minimum target performance, we will issue one-half share for each PSU granted and at maximum target performance, we will issue two shares for each PSU granted. The weighted average price of PSUs granted in the first quarter of 2008 was $5.40 per share.

We granted 270,000 PSUs in the third quarter of 2006, of which 50,000 PSUs were forfeited in 2007. The PSUs granted in the third quarter of 2006 entitle the recipients to receive shares of our common stock in March 2008, contingent on the achievement of cumulative company operating income and revenue-based targets for the 2006 and 2007 fiscal years. Based on cumulative actual performance in 2006 and 2007, we issued 44,000 shares of the total PSUs based on attainment tied to the revenue objective in the first quarter of 2008. We granted a total of 375,000 PSUs in 2007, of which 40,000 PSUs were forfeited in 2007. None of the 2007 grants were earned, since 2007 performance fell below threshold performance. Compensation expense for PSUs was $0.1 million for the first quarter of 2008 and $0.1 million for the first quarter of 2007. Our PSU activity for 2008 follows:

	First Quarter
	3/28/08
	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	555,000	$12.07
Granted	777,000	$5.40
Vested	(44,000)	$11.37
Cancelled	(511,000)	$12.13

Non-vested – end of period	777,000	$5.40

As of March 28, 2008, we had $4.1 million of unrecognized compensation cost related to PSUs, based on our most recent forecast performance, that we expect to recognize over a weighted average period of 1.5 years.

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, stock appreciation rights, restricted stock, performance stock units and our employee stock purchase plan (suspended effective April 25, 2007):

	First Quarter
	3/28/08	3/30/07
Cost of revenue – products	$0.7	$0.6
Cost of revenue – services	1.0	0.9
Research and development	2.7	3.5
Sales and marketing	1.6	1.8
General and administrative	2.0	2.1

Equity-based compensation expense before income taxes	8.0	8.9
Income tax benefit	2.8	3.0

Total equity-based compensation expense after income taxes	$5.2	$5.9

5. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for our retiree medical plan:

	First Quarter
	3/28/08	3/30/07
Service cost	$0.2	$0.3
Interest cost	0.2	0.2
Expected return on plan assets	(0.1)	(0.1)

Net periodic benefit cost	$0.3	$0.4

We currently do not anticipate contributing to the plan in 2008, as it is adequately funded at this time.

6. Product Warranties

We provide warranties for all of our products. The specific terms and conditions of those warranties vary depending on the product. We provide a basic limited warranty, including parts and labor, for all products except access products, for periods ranging from 90 days to 5 years. The basic limited warranty for access products covers parts and labor for periods ranging from 2 to 6 years.

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

	First Quarter
	3/28/08	3/30/07
Balance – beginning of period	$49.1	$45.0
Accruals for product warranties issued	1.8	5.6
Settlements	(1.7)	(3.4)
Other adjustments to accruals for product warranties issued	(1.9)	(0.7)

Balance – end of period	$47.3	$46.5

Balance sheet classification - end of period	Balance at 3/28/08	Balance at 3/30/07

Other accrued liabilities	$22.9	$23.9
Other long-term liabilities	24.4	22.6

Total product warranty liabilities	$47.3	$46.5

7. Stock Repurchase Programs

On January 24, 2008, our Board of Directors authorized a one-year extension of the purchase of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of March 28, 2008, we purchased 7.2 million shares of our common stock under this program since February 2006, at a total cost of $91.2 million, including $0.4 million (0.1 million shares) in the first quarter of 2008.

On July 31, 2006, our Board of Directors authorized a repurchase program of up to $300 million of our outstanding common stock. As of February 1, 2008, we purchased 37.0 million shares of our common stock under this program at a total cost of $300 million, completing this program. This total includes purchases of $29.9 million (4.6 million shares) in the first quarter of 2008.

On November 8, 2007, our Board of Directors authorized a new repurchase program of up to $600 million of our outstanding common stock. As of March 28, 2008, we purchased 16.8 million shares of our common stock under this program at a total cost of $111.5 million, leaving $488.5 million available to be purchased under this program.

We provide no assurance that we will continue our repurchase activity and we may change our repurchase activity in the future.

In addition, in the first quarter of 2008, we purchased 31,651 shares for $0.3 million to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

8. Comprehensive Income

Comprehensive income (net of tax) for the first quarter of 2008 and 2007 consists of the following:

	First Quarter
	3/28/08	3/30/07
Net earnings	$16.6	$25.5
Other comprehensive income:
Foreign currency translation adjustments	34.4	4.4
Unrealized gain on available-for-sale securities	4.0	0.1
Fair value adjustments of cash flow hedges	(3.0)	0.1

Comprehensive income	$52.0	$30.1

9. Fair Value Measurements

We adopted the provisions of SFAS 157, Fair Value Measurements and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS 115, on December 29, 2007.

SFAS 157, Fair Value Measurements, defines fair value, establishes a fair value hierarchy that prioritizes the sources used to measure fair value and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - Observable inputs such as quoted prices in active markets;

•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining fair value for recurring financial assets and liabilities, we separate our financial instruments into three categories: marketable securities, other marketable securities and stock loan and derivative financial instruments. These assets and liabilities are all valued based on the market approach that uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Marketable Securities

We use a third-party provider to determine fair values of our marketable securities. The third-party provider receives market prices for each marketable security from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources with reasonable levels of price transparency. The third-party provider uses these multiple prices as inputs into a pricing model to determine a weighted average price for each security. We classify our marketable securities as Level 2 based upon the other than quoted prices with observable market data. The type of instruments valued based upon the observable market data include U.S. and foreign government bonds, agency securities, state and municipal obligations, investment grade corporate bonds, certain mortgage and asset-backed bonds and certain bank securities.

Other Marketable Securities

We classify our holdings in other marketable securities (Cisco common stock) as a Level 1 of the fair value hierarchy because this common stock is an actively traded security that trades through a governed exchange.

Derivative Financial Instruments

Our foreign currency forward contracts are executed as exchange-traded. Market participants can be described as large money center or regional banks. Exchange-traded derivatives typically fall within Level 1 or Level 2 of the fair value hierarchy depending on whether they are deemed to be actively traded or not.

We have elected to value our derivatives as Level 2, using observable market data at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rate, interest rates and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date. The following values are calculated from commonly quoted intervals available from a third-party financial information provider. Forward points and LIBOR rates are used to calculate a discount rate to apply to our assets and liabilities. One-year credit default swap spreads are used to discount derivative assets, all of which have final maturities of less than 12 months. We calculate the discount to the derivative liabilities to reflect the potential credit risk to lenders and have used the spread over LIBOR based on the credit risk of our counterparties. Each asset is individually discounted to reflect our potential credit risk and we have used the spread over LIBOR based on similar credit risk. We do not adjust the fair value for immaterial credit risk.

We have applied a valuation method for our financial assets and liabilities and recurring non-financial assets consistently during this period and prior periods. The following table sets forth by level within the fair value hierarchy “Financial instruments owned at fair value.” As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at March 28, 2008
Description	Balance at 3/28/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$134.7	$—	$134.7	$—
U.S. government-sponsored enterprise (agency) debt obligations	272.1	—	272.1	—
Municipal tax-exempt debt obligations	211.8	—	211.8	—
Corporate debt and asset-backed obligations	128.2	—	128.2	—
Foreign government debt obligations	154.0	—	154.0	—
Foreign bank and corporate debt obligations	63.5	—	63.5	—
Preferred and common stocks	17.4	—	17.4	—
Other marketable securities	254.3	254.3	—	—

Total Assets	$1,236.0	$254.3	$981.7	$—

Liabilities
Stock loan	$254.3	$254.3	$—	$—
Derivative financial instruments	0.7	—	0.7	—

Total Liabilities	$255.0	$254.3	$0.7	$—

Fair Value Option

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS 115. SFAS 159 allows a fair value option election for certain financial assets and liabilities with changes in fair value recognized in earnings as they occur. SFAS 159 allows the fair value option election on an instrument by instrument basis at initial recognition. We adopted the provisions of SFAS 159 on December 29, 2007. At December 29, 2007 (date of adoption) and March 28, 2008, we did not elect the fair value option election for any eligible financial assets and liabilities.

10. Derivative Financial Instruments

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

Non-designated Hedges

We use derivative contracts to manage overall foreign currency exposures that are remeasured through income. We record these contracts on the balance sheet at fair value. Changes in the fair value of these contracts are included in earnings as part of Other income, net. We had a net gain of $0.4 million in the first quarter of 2008 and a negligible amount in the first quarter of 2007. Receivables resulting from the contracts are included in Miscellaneous receivables and other current assets, while payables from the contracts are included as part of Other accrued liabilities. We do not engage in hedging specific individual transactions.

Cash Flow Hedges

We use derivative contracts designated as cash flow hedges to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conducted monthly effectiveness tests of our derivative contracts on a spot-to-spot basis, which excludes forward points. In the first quarter of 2008, we recorded a gain of $0.3 million related to forward points in Other income, net. Effective gains and losses from our derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions are realized, at which point they are reclassified to Other cost of revenue. Ineffectiveness of our derivative contracts is recorded to Other income, net. We did not have any ineffective derivative contracts in the first quarter of 2008. We recorded nominal ineffectiveness in the first quarter of 2007. If it becomes probable that an anticipated transaction, that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other income, net. At March 28, 2008, we had an unrealized loss of $3.4 million in Accumulated other comprehensive income, which is expected to be reclassified to income within the next twelve months at the prevailing market rate. We held derivatives designated as cash flow hedges at the end of the quarter.

The following table summarizes the impact of cash flow hedges on Accumulated other comprehensive income:

	First Quarter
	3/28/08	3/30/07
Unrealized (loss) gain at beginning of period	$(0.4)	$0.2
Net loss during the period	(3.3)	(0.1)
Reclassifications to expense	0.3	0.2

Unrealized (loss) gain at end of period	$(3.4)	$0.3

11. Income Taxes

For the first quarter of 2008, we recorded tax expense of $7.3 million at an effective tax rate of 30.5% compared with a tax expense of $10.0 million and a rate of 28.2% for the first quarter of 2007. Our effective rate differs from the U.S. federal statutory rate of 35% due to the impact of generating a greater percentage of our earnings from foreign operations that are taxed at lower rates.

12. Operating Segments

We report operating results for three segments: Broadband, Transport and Services.

Our Broadband segment includes access, managed access and data product portfolios that facilitate the delivery of bundled voice, video and high-speed Internet/data services over copper-based and/or fiber-based networks and delivery of next-generation wireline and wireless services. Access offerings include the Tellabs® 1000 multiservice access series, the Tellabs® 1100 multiservice access series and the Tellabs® 1600 optical network terminal (ONT) series. Managed access products include the Tellabs® 2300 cable telephony distribution system, the Tellabs® 6300 managed transport system and the Tellabs® 8100 managed access system. Data products include the Tellabs® 8600 managed edge system and the Tellabs® 8800 multiservice router series.

Our Transport segment includes solutions that enable service providers to transport service and manage optical bandwidth by adding capacity when and where it’s needed. Wireline and wireless carriers use these products within the metropolitan portion of their transport networks to support wireless services, business services for enterprise customers, and triple-play voice, video and data services for residential customers. Product offerings include the Tellabs® 3000 voice quality enhancement products, the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 5500 NGX transport switch and the Tellabs® 7100 optical transport system (OTS).

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

Financial information for each operating segment is as follows:

Revenue

	First Quarter
	3/28/08	3/30/07
Broadband	$202.1	$218.7
Transport	205.9	191.3
Services	56.1	41.9

Total segment revenue	$464.1	$451.9

Segment Profit (Loss) and Reconciliation to Operating Earnings

	First Quarter
	3/28/08	3/30/07
Broadband	$8.7	$(14.8)
Transport	79.2	110.9
Services	13.7	9.9

Total segment profit	101.6	106.0
Sales and marketing expenses	(43.4)	(45.8)
General and administrative expenses	(26.1)	(26.6)
Equity-based compensation and deferred stock compensation not included in segment profit	(4.4)	(4.6)
Intangible asset amortization	(5.6)	(5.6)
Restructuring and other charges	(8.7)	—

Operating earnings	$13.4	$23.4

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

We generate revenue principally through the sale of telecommunication products, both as stand-alone products and as elements of integrated systems, to communications service providers worldwide. We also generate revenue by providing services related primarily to our own products and systems.

Our Broadband segment includes the access, managed access and data product portfolios that facilitate the delivery of bundled triple-play services and next-generation wireline and wireless services. We earn revenue from our Broadband segment globally. Revenue from our access products is earned primarily in North America for the support of copper-based and fiber-based networks. Access product revenue is driven by consumer demand for the triple-play of bundled voice, video and high-speed Internet/data services in addition to competition among traditional telecommunications companies and cable service operators to be the sole provider of triple-play services. Revenue for our managed access products is earned primarily outside North America. Managed access product revenue is driven by business services for voice and high-speed data as well as network access services for wireless communications. Revenue from our data products is earned globally. Data product revenue is driven by consumer demand for wireless and wireline carriers to deliver business services and next-generation wireless services.

Our Transport segment includes digital cross-connect systems, converged transport systems and voice quality enhancement products. These products enable service providers to manage bandwidth, improve voice quality and transport traffic by adding capacity when and where it is needed. Revenue from our Transport segment is primarily earned in North America. Transport product revenue is driven by the needs of service providers to support wireless services, business services for enterprises and triple-play voice, video and data services for consumers.

Our Services segment delivers deployment, support, professional consulting, training and systems integration services to Tellabs customers. These services support various phases of the network including planning, installation and on-going support. Revenue from our Services segment is earned globally. Deployment service revenue makes up almost half of our Services revenue, which arises primarily from sales of our transport products in North America, and tends to lag product sales by approximately one fiscal quarter. In addition, revenue comes from support agreements, professional consulting and training.

We operate in a dynamic industry in which both our customers and competitors have consolidated, creating more pricing pressure.

In the first quarter of 2008, North American wireless customers purchased at reduced levels, particularly the Tellabs® 5500 digital cross-connect system, thus adversely affecting our overall revenue and profitability. It is not clear whether or when these customers will resume spending at previous levels.

We are transforming the company from a business based primarily on the circuit-switched Time Division Multiplexing (TDM) technology used in our digital cross-connect and managed access products to a business based on packet-switching and Internet Protocol (IP) technology used in our converged transport, access and multi-service data products. These products are taking root as service providers transform their networks to next-generation capabilities. Some of these products carry gross profit margins lower than our historical average. The mix of our products can affect overall profitability in any given quarter.

On April 2, 2008, we announced the discontinuation of our gigabit passive optical network (GPON) next-generation fiber access activities with one large North American carrier. We also announced, on April 8, 2008, the discontinuation of our investment in the Tellabs® 8865 GPON optical line terminal (OLT) for fiber access networks, for which this carrier was the initial targeted customer. While our fiber access revenues declined in the first quarter, we have a strong embedded base of fiber access equipment in carrier networks and remain committed to the fiber access business, including the Tellabs® 1100 multi-service access products, which include GPON capabilities.

Management continues to prepare and implement initiatives to improve our overall performance. On January 21, 2008, we committed to a plan to bring our operating expenses as well as our cost to produce products and deliver services in line with our current revenue and market conditions. On April 30, 2008, our management initiated a plan to consolidate several of our facilities as a result of the discontinuation of the Tellabs® 8865 OLT and headcount reductions announced in September 2007 and January 2008. To further improve financial performance and fund growth initiatives, we plan to free up resources to create innovative products and services that help our customers succeed.

In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, we review goodwill annually for impairment, unless potential interim indicators exist that could result in an impairment. Our market capitalization has continued to be under our book value per share throughout 2008. Should our market capitalization not sufficiently recover, we may perform an interim step one review of our goodwill during the second quarter of 2008. If such review indicates our carrying value is greater than the fair value, we will complete a step two analysis and determine if a goodwill impairment is necessary. At this time, we cannot estimate the impact, if any, an impairment may have on our financial statements.

RESULTS OF OPERATIONS

For the first quarter of 2008, our revenue was $464.1 million, up 2.7% from $451.9 million in the first quarter of 2007. Revenue growth in our Transport and Services segments was partially offset by a decline in our Broadband segment.

Consolidated gross margin decreased 2.8 percentage points to 38.3% in the first quarter, compared with 41.1% in the first quarter of 2007. The impact from a product-mix shift was partially offset by cost reductions.

Operating expenses increased by $2.0 million to $164.5 million in the first quarter of 2008, compared with $162.5 million in the first quarter of 2007. Expenses from restructuring activities were partially offset by cost reductions.

Net earnings for the first quarter of 2008 were $16.6 million or $0.04 per share (basic and diluted) compared with $25.5 million or $0.06 per share (basic and diluted) in the same period of 2007.

Revenue (in millions)

	First Quarter
	2008	2007	Change
Products	$408.0	$410.0	$(2.0)
Services	56.1	41.9	14.2

Total revenue	$464.1	$451.9	$12.2

Revenue from products decreased $2.0 million in the first quarter of 2008 compared with the first quarter of 2007. The decrease in the quarter was due to lower Broadband segment revenue partially offset by higher Transport segment revenue. Broadband segment revenue was lower from our access and managed access products, partially offset by higher revenue from data products. Revenue from our Transport segment was higher from our Tellabs® 7100 optical transport systems (OTS), partially offset by lower revenue from our Tellabs® 5500 digital cross-connect.

Services revenue increased $14.2 million in the first quarter of 2008 compared with the same period in 2007. During the quarter, our revenue increased from professional services, deployment and support services.

On a geographic basis, revenue from customers in North America was $349.5 million in the first quarter of 2008, up 2.4% from a year ago. Revenue from customers outside North America was $114.6 million in the first quarter of 2008, up 3.7% from a year ago.

Gross Margin

	First Quarter
	2008	2007	% Point Change
Products	40.5%	43.2%	(2.7)%
Services	22.6%	21.2%	1.4%
Consolidated	38.3%	41.1%	(2.8)%

Our products margin decreased in the first quarter compared with the same period in 2007. The decrease was primarily due to a product mix shift, which contained fewer Tellabs® 5500 digital cross-connects and more Tellabs® 7100 OTS, partially offset by cost improvements, including lower product warranty costs.

Our services margin increased in the first quarter of 2008 compared with the first quarter of 2007, primarily due to increased revenue from higher-margin professional services.

Operating Expenses (in millions)

	First Quarter			Percent of Revenue
	2008	2007	Change	2008	2007
Research and development	$80.7	$84.5	$(3.8)	17.4%	18.7%
Sales and marketing	43.4	45.8	(2.4)	9.4%	10.1%
General and administrative	26.1	26.6	(0.5)	5.6%	5.9%

Subtotal	150.2	156.9	(6.7)	32.4%	34.7%
Intangible asset amortization	5.6	5.6	—
Restructuring and other charges	8.7	—	8.7

Total operating expenses	$164.5	$162.5	$2.0

Operating expenses increased by $2.0 million to $164.5 million in the first quarter of 2008, compared with $162.5 million in the first quarter of 2007. Total operating expenses increased due to our restructuring and other charges for the first quarter of 2008. These charges were for severance and facility-related costs and reflect our $100 million cost-reduction program, announced in the first quarter of 2008, to better align our operating expenses with current revenue and market conditions.

All other categories of operating expenses decreased this quarter compared to the prior year quarter, as a result of headcount reductions and other cost savings associated with the $100 million cost-reduction program.

Other Income (in millions)

	First Quarter
	2008	2007	Change
Interest income, net	$9.9	$11.8	$(1.9)
Other income, net	0.6	0.3	0.3

Total other income	$10.5	$12.1	$(1.6)

Interest income, net, was lower in the first quarter of 2008 compared with the first quarter of 2007 due to lower invested balances and lower interest rates. Other income, net was higher in the first quarter of 2008 due primarily to net gains of $1.4 million from the sale of investments in marketable securities and $0.3 million from the sale of a long-term equity investment. Our gains were partially offset by a charge of $0.8 million for an other-than-temporary impairment from investments in marketable securities and a charge of $0.6 million for the write-down of a long-term equity investment.

Income Taxes

Our effective tax rate was 30.5% for the first quarter of 2008, compared with a rate of 28.2% in the first quarter of 2007. The change in our rate was primarily attributable to the exclusion of a benefit for U.S. research and development credits in the current year due to the expiration of the statute, partially offset by a shift in earnings to lower tax jurisdictions.

Segments

Segment Revenue (in millions)

	First Quarter
	2008	2007	Change
Broadband	$202.1	$218.7	(7.6)%
Transport	205.9	191.3	7.6%
Services	56.1	41.9	33.9%

Total segment revenue	$464.1	$451.9	2.7%

Segment Profit (Loss)* (in millions)

	First Quarter
	2008	2007	Change
Broadband	$8.7	$(14.8)	NM
Transport	79.2	110.9	(28.6)%
Services	13.7	9.9	38.4%

Total segment profit	$101.6	$106.0	(4.2)%

*	We define segment profit (loss) as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of purchased deferred stock compensation and intangibles, restructuring and other charges, and the impact of equity-based compensation (which contains restricted stock and performance stock units granted after June 30, 2006, and stock options).

Broadband

Revenue

Revenue from our Broadband segment was $202.1 million in the first quarter of 2008, down $16.6 million from the prior-year quarter. Revenue declines from our access and managed access products were partially offset by growth from our data products.

First quarter access revenue decreased to $99.9 million in 2008 from $121.2 million in 2007. Access revenue was lower for the quarter for copper-based platforms and from one major customer transitioning from a broadband passive optical network (BPON) to a gigabit passive optical network (GPON). Our access revenue decrease was partially offset by higher revenue from our optical network terminal (ONT). Approximately 69% of access revenue came from fiber-based platforms in the first quarter of 2008, with the balance coming from copper-based platforms.

Managed access revenue declined to $58.8 million in the first quarter of 2008 from $68.7 million in the same quarter of 2007. Revenue decreased in the quarter due to lower demand for our Tellabs® 8100 managed access system primarily in the EMEA region, that was partially offset by higher revenue from our Tellabs® 6300 SDH transport products from a diversified customer base.

Data product revenue was $43.4 million in the first quarter of 2008, up 50.7% from $28.8 million in the first quarter of 2007. Our data product revenue increased from new customers in several geographic regions outside North America for wireless backhaul applications and from existing customers in North America.

Segment Profit (Loss)

Our Broadband segment profit was $8.7 million in the first quarter of 2008, compared with a loss of $14.8 million in the first quarter of 2007. The increase in our segment profit for the quarter was primarily due to lower product costs and lower expenses from a reduction in headcount, partially offset by lower revenue.

Transport

Revenue

Revenue from our Transport segment grew by $14.6 million to $205.9 million in the first quarter of 2008, compared with $191.3 million in the first quarter of 2007. Our revenue growth in the quarter was driven by the continued rollout of our Tellabs® 7100 OTS with a reconfigurable optical add/drop multiplexer (ROADM) and a new network buildout we began this year with a major North American service provider. This growth was partially offset by lower revenue from our Tellabs® 5500 digital cross-connects.

During the first quarter of 2008, approximately 44% of the Tellabs® 5500 digital cross-connect product revenue came from new systems, system expansions and system upgrades. The remaining balance of 56% consisted of port-card growth on the installed base. We shipped approximately 2.3 million T-1 equivalents during the first quarter of 2008 and approximately 2.4 million T-1 equivalents during the first quarter of 2007.

Segment Profit

Our Transport segment profit was $79.2 million in the first quarter of 2008, down from $110.9 million in the first quarter of 2007. The decrease for the quarter was due to a product mix shift, which contained fewer Tellabs® 5500 digital cross-connects and other mature Transport products and more Tellabs® 7100 optical transport systems.

Services

Revenue

Revenue from our Services segment grew by $14.2 million to $56.1 million for the first quarter of 2008, compared with $41.9 million in the first quarter of 2007. During the quarter, our revenue increased from professional services, as well as deployment and support services that include revenue for the rollout of our Tellabs® 7100 optical transport systems.

Segment Profit

Our Services segment profit was $13.7 million for the first quarter of 2008, up $3.8 million from the first quarter of 2007. The increase for the first quarter was due to higher revenue, including higher-margin professional and support services.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained our cash, cash equivalents and marketable securities of $1,153.8 million as of the end of the first quarter of 2008, which decreased by $64.7 million during the quarter. The decrease in the first quarter was primarily driven by cash used to repurchase our common stock, partially offset by cash from operating activities for the quarter of $82.1 million.

During the first quarter of 2008, we repurchased a total of 21.5 million shares of our common stock at a cost of $141.8 million. Our repurchases include $111.5 million under our $600 million repurchase program, $29.9 million under our $300 million share repurchase program and $0.4 million under our 10b5-1 share repurchase program. During the first quarter we completed our $300 million share repurchase program.

Since 2005, we repurchased 92.9 million shares of our common stock at a cost of $802.7 million under all stock repurchase programs.

We provide no assurance that we will continue our repurchase activity and we may change our repurchase activity in the future.

Based on historical performance and current forecasts, we believe that our cash and marketable securities will satisfy our working capital needs, capital expenditures and other liquidity requirements related to our existing operations for the next twelve months. Future available sources of working capital, including cash, cash equivalents, marketable securities, cash generated from future operations, short-term or long-term financing, equity offerings or any combination of these sources, should allow us to meet our long-term liquidity needs. Our current policy is to use our liquidity, financial strength and stability to expand our business, potentially through acquisitions, to repurchase our common stock and to fund our business operations. We do not anticipate paying a cash dividend.

Subsequent Event

On April 30, 2008, our management initiated a plan to consolidate several of our facilities as a result of the discontinuation of the Tellabs® 8865 optical line terminal and headcount reductions announced in September 2007 and January 2008. Restructuring actions under this plan are expected to be completed by the end of 2008. We expect to record pretax restructuring charges of approximately $13 million during 2008, primarily from facilities reductions and fixed asset write downs. Estimated cash payments under this plan are expected to be in the range of $5 million to $6 million beginning in the fourth quarter of 2008 and will continue for net lease obligations that expire in 2014. We anticipate a second quarter 2008 non-cash charge of approximately $6 million.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no material changes in our critical accounting policies during the quarter.

Outlook for Second Quarter

We expect second quarter revenue to be in the range of $425 million to $445 million. We expect gross margin for the second quarter to be 31%, plus or minus, as a result of product mix. We expect our second quarter 2008 operating expenses, excluding restructuring charges, to be about flat to slightly down compared with the first quarter of 2008.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q, including the statements under the caption “Outlook for Second Quarter”, contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on current and available information at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “project,” “intend,” “likely,” “will,” “should,” “could,” “may,” “foreseeable,” “would” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: economic changes impacting the telecommunications industry; financial condition of telecommunications service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; initiatives to improve profitability that may have financial consequences including further restructuring charges, exiting businesses and product areas; impairment charges and other cost cutting initiatives and related charges and costs; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies; charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on forward-looking statements in determining whether to buy, sell or hold any of our securities. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the risk factors, financial statements and related notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 28, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 28, 2008, there were no material changes to our market risks disclosure in our Annual Report on Form 10-K for the year ended December 28, 2007.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QPSX Developments 5 Pty Ltd. v. Ciena Corporation et al. On October 1, 2007, Tellabs was served with a complaint filed in the United States District Court for the Eastern District of Texas against Tellabs and several other companies in a case captioned QPSX Developments 5 Pty Ltd. v. Ciena Corporation et al., Civil Action No. 2:07-cv-118. The complaint alleges infringement of U.S. Patent No. 5,689,499, and seeks unspecified damages including enhanced damages, as well as interest, costs, attorney fees and other remedies including injunctive relief. On November 21, 2007, Tellabs filed its answer, defenses and counterclaims in response to the complaint. We believe that we have valid defenses to the lawsuit.

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 6,487,686, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On March 21, 2008, Tellabs filed its answer, defenses and counterclaims in response to the complaint. We believe that we have valid defenses to the lawsuit.

Fenner Investments, Ltd. v. 3COM Corp. et al. On February 26, 2008, Fenner Investments, Ltd. (“Fenner”) instituted in the United States District Court for the Eastern District of Texas, Tyler Division, an action alleging patent infringement in a case captioned Fenner Investments, Ltd. v. 3COM Corp. et al., Civil Action No. 08-CV-00061 (“the Fenner litigation”). On February 28, 2008, Fenner filed Plaintiff’s First Amended Complaint for Patent Infringement (“the First Amended Complaint”) adding additional defendants to the Fenner litigation, including Tellabs, Inc. and Tellabs North America, Inc. (“the Tellabs defendants”). The First Amended Complaint alleged infringement of U.S. Patent No. 7,145,906 (“the ‘906 patent”), and sought unspecified damages including enhanced damages, as well as interest, costs, attorney fees and other remedies including injunctive relief. On April 21, 2008, the Court granted an Unopposed Joint Motion, ordering Fenner to file a Second Amended Complaint on or before May 2, 2008. At the same time, the Court gave the defendants until May 16, 2008 to answer or otherwise respond to the Second Amended Complaint. Fenner’s Second Amended Complaint alleges that all defendants are infringing the ‘906 patent and that at least certain individual ones of the defendants, not including the Tellabs defendants, are infringing U.S. Patent 5,842,224 (“the ‘224 patent”). Fenner’s Second Amended Complaint also seeks unspecified damages, as well as interest, costs, attorney fees and other remedies including injunctive relief. Fenner served the Second Amended Complaint on Tellabs on May 6, 2008, and Tellabs is first reviewing Fenner’s Second Amended Complaint and intends to answer or otherwise respond to the Second Amended Complaint by May 16, 2008.

Apart from the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Based on our historical experience for these types of litigation, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2007. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (in millions) (1)
12/29/07 through 2/1/08	5,046,445	$6.49	5,046,445	$597.2
2/2/08 through 2/29/08	16,424,792	$6.64	16,424,792	$488.5
3/1/08 through 3/28/08	11,247	$6.34	11,247	$488.5

Total	21,482,484	$6.60	21,482,484

(1)	The amounts in this column represent the remaining amounts under the current $600 million program described below and does not include amounts remaining under the $300 million program, also described below, which was completed January 2008. The Rule10b5-1 repurchase program described below does not have a repurchase amount limit; therefore, it is not included in the remaining value of shares.

On January 24, 2008, our Board of Directors authorized a one-year extension of the purchase of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of March 28, 2008, we purchased 7.2 million shares of our common stock under this program at a total cost of $91.2 million, including $0.4 million (0.1 million shares) in the first quarter of 2008.

On July 31, 2006, our Board of Directors authorized a repurchase program of up to $300 million of our outstanding common stock. As of February 1, 2008, we purchased 37.0 million shares of our common stock under this program at a total cost of $300 million, completing this program. This includes purchases of $29.9 million (4.6 million shares) in the first quarter of 2008.

On November 8, 2007, our Board of Directors authorized a repurchase program of up to $600 million of our outstanding common stock. As of March 28, 2008, we purchased 16.8 million new shares of our common stock under this program at a total cost of $111.5 million, leaving $488.5 million available to be purchased under this program.

We provide no assurance that we will continue our repurchase activity and we may change our repurchase activity in the future.

In addition, in the first quarter of 2008, we purchased 31,651 shares for $0.3 million to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on April 24, 2008. The following directors were re-elected to serve until the annual meeting of stockholders in 2011:

Director	For	Against	Abstain
Frank Ianna	349,456,985	5,157,694	3,253,748
Stephanie Pace Marshall	334,876,577	19,763,073	3,228,777
William F. Souders	345,613,641	8,920,457	3,334,329

The following directors continued to hold office after the annual meeting: Bo Hedfors, Michael E. Lavin, Jan H. Suwinski, Michael J. Birck, Fred A. Krehbiel, Robert W. Pullen and Linda Beck.

Our stockholders voted to approve the proposal to approve the amended and restated 2004 Incentive Compensation Plan in accordance with the following vote:

For	Against	Abstain
252,219,187	44,209,051	3,110,935

Our stockholders voted to approve the proposal to ratify the appointment of Ernst & Young LLP, independent registered public accounting firm, as our independent auditors for 2008 in accordance with the following vote:

For	Against	Abstain
351,143,567	3,701,696	3,023,165

Item 6. Exhibits

(A) Exhibits

10.43	Letter Agreement with Steve McCarthy

10.44	Executive Performance Stock Units Award Statement.

10.45	Letter Agreement with Carl DeWilde

11	Computation of Per Share Earnings

31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.
(Registrant)

/s/ Thomas P. Minichiello
Thomas P. Minichiello
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer and duly authorized officer)

May 6, 2008
(Date)