Form 10-Q
period 2008-06-27
TELLABS INC
filed 2008-08-05
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

Common Shares, $0.01 Par Value – 397,570,808 shares outstanding on July 25, 2008.

TELLABS, INC.

PART I . FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Second Quarter		Six Months
In millions, except per-share data	6/27/08	6/29/07	6/27/08	6/29/07
Revenue
Products	$372.2	$469.0	$780.2	$879.0
Services	60.3	65.5	116.4	107.4

Total revenue	432.5	534.5	896.6	986.4

Cost of Revenue
Products	243.0	307.1	485.8	540.1
Services	39.3	39.8	82.7	72.8

Total cost of revenue	282.3	346.9	568.5	612.9

Gross Profit	150.2	187.6	328.1	373.5

Gross profit as a percentage of revenue	34.7%	35.1%	36.6%	37.9%

Gross profit as a percentage of revenue - products	34.7%	34.5%	37.7%	38.6%
Gross profit as a percentage of revenue - services	34.8%	39.2%	29.0%	32.2%

Operating Expenses
Research and development	78.6	85.3	159.3	169.8
Sales and marketing	43.2	44.4	86.6	90.2
General and administrative	25.2	24.7	51.3	51.3
Intangible asset amortization	5.6	5.7	11.2	11.3
Restructuring and other charges	5.4	—	14.1	—

Total operating expenses	158.0	160.1	322.5	322.6

Operating (Loss) Earnings	(7.8)	27.5	5.6	50.9

Other Income
Interest income, net	10.5	13.4	20.4	25.2
Other income, net	1.7	0.3	2.3	0.6

Total other income	12.2	13.7	22.7	25.8

Earnings Before Income Tax	4.4	41.2	28.3	76.7
Income tax benefit (expense)	34.6	(11.6)	27.3	(21.6)

Net Earnings	$39.0	$29.6	$55.6	$55.1

Net Earnings Per Share
Basic	$0.10	$0.07	$0.14	$0.13

Diluted	$0.10	$0.07	$0.14	$0.12

Weighted Average Shares Outstanding
Basic	397.5	438.1	402.7	438.1

Diluted	398.5	443.3	403.6	443.2

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	6/27/08	12/28/07
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$208.6	$213.0
Investments in marketable securities	987.7	1,005.5

Total cash and investments	1,196.3	1,218.5

Other marketable securities	249.3	291.0
Accounts receivable, net of allowances of $2.2 and $3.0	321.8	363.8
Inventories
Raw materials	34.8	35.3
Work in process	11.0	11.7
Finished goods	135.8	124.2

Total inventories	181.6	171.2
Income taxes	11.5	10.6
Miscellaneous receivables and other current assets	57.8	56.6

Total Current Assets	2,018.3	2,111.7

Property, Plant and Equipment
Land	21.8	21.2
Buildings and improvements	214.0	209.6
Equipment	445.6	439.3

Total property, plant & equipment	681.4	670.1
Accumulated depreciation	(393.2)	(367.7)

Property, plant and equipment, net	288.2	302.4
Goodwill	1,113.3	1,110.5
Intangible Assets, net of amortization	55.8	67.0
Other Assets	154.1	155.0

Total Assets	$3,629.7	$3,746.6

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$84.0	$91.3
Accrued compensation	59.2	49.1
Restructuring and other charges	12.5	10.8
Income taxes	58.5	83.8
Stock loan	249.3	291.0
Deferred revenue	41.5	30.0
Other accrued liabilities	105.9	117.0

Total Current Liabilities	610.9	673.0

Long-Term Restructuring Liabilities	10.8	14.4
Income Taxes	70.9	78.9
Other Long-Term Liabilities	65.2	67.0

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 494,186,578 and 493,900,528 shares issued	4.9	4.9
Additional paid-in capital	1,475.7	1,459.5
Treasury stock, at cost: 96,911,847 and 75,177,591 shares	(940.0)	(796.7)
Retained earnings	2,168.9	2,113.3
Accumulated other comprehensive income	162.4	132.3

Total Stockholders’ Equity	2,871.9	2,913.3

Total Liabilities and Stockholders’ Equity	$3,629.7	$3,746.6

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months
In millions	6/27/08	6/29/07
Operating Activities
Net earnings	$55.6	$55.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44.8	46.6
Equity-based compensation	15.9	17.1
Deferred income taxes	(22.1)	7.6
Excess tax benefits from equity-based compensation	—	(2.1)
Restructuring and other charges	14.1	—
Other-than-temporary impairment charge	1.4	—
Net changes in assets and liabilities:
Accounts receivable	69.9	27.6
Inventories	(4.2)	(5.9)
Miscellaneous receivables and other current assets	3.4	(3.8)
Other assets	20.4	3.0
Accounts payable	(17.3)	(34.0)
Restructuring and other charges	(16.0)	(4.0)
Deferred revenue	11.5	(9.5)
Other accrued liabilities	(2.2)	(25.7)
Income taxes	(27.8)	(15.1)
Other long-term liabilities	(6.5)	2.9

Net Cash Provided by Operating Activities	140.9	59.8

Investing Activities
Capital expenditures	(17.8)	(25.7)
Disposals of property, plant and equipment	4.7	1.3
Payments for purchases of investments	(688.7)	(594.4)
Proceeds from sales and maturities of investments	697.8	685.7

Net Cash (Used for) Provided by Investing Activities	(4.0)	66.9

Financing Activities
Proceeds from issuance of common stock under stock plans	0.4	14.7
Repurchase of common stock	(143.3)	(35.8)
Excess tax benefits from equity-based compensation	—	2.1

Net Cash Used for Financing Activities	(142.9)	(19.0)

Effect of Exchange Rate Changes on Cash	1.6	1.4
Net (Decrease) Increase in Cash and Cash Equivalents	(4.4)	109.1
Cash and Cash Equivalents - Beginning of Year	213.0	153.6

Cash and Cash Equivalents - End of Period	$208.6	$262.7

The accompanying notes are an integral part of these statements.

TELLABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IN MILLIONS, EXCEPT SHARE AND PER-SHARE DATA

1. Basis of Presentation

We prepared our accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial statements, the requirements of Form 10-Q and applicable rules of the U.S. Securities and Exchange Commission’s Regulation S-X. Therefore, they do not include all disclosures normally required by U.S. generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein are to be read in conjunction with our Annual Report on Form 10-K for the year ended December 28, 2007.

In our opinion, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

2. New Accounting Pronouncements

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and how those accounting principles should be used in preparing financial statements in accordance with U.S. generally accepted accounting principles. This statement is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to Auditing Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 will have no impact on our financial statements.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) establishes principles and requirements for an acquirer, that are designed to improve the relevance, representational faithfulness and comparability of information provided by a reporting entity in its financial reports about business combinations and its effects. SFAS 141(R) is effective prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, we are not able to estimate the impact SFAS 141(R) will have on our financial statements.

We adopted the provisions of SFAS 157, Fair Value Measurements, for all financial assets and liabilities and recurring non-financial assets and liabilities and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS 115, on December 29, 2007. The adoption of these standards had no effect on our beginning retained earnings or current earnings. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, an amendment to the Fair Value Measurements standard. Based on the provisions of FSP FAS 157-2, we have deferred adoption of SFAS 157 to fiscal year 2009 for all non-recurring non-financial assets that include property, plant and equipment, goodwill and intangible assets. See Note 9, Fair Value Measurements for additional information.

3. Restructuring and Other Charges

On January 21, 2008, our management committed to a plan to improve gross profit margins and reduce operating expenses. The pretax restructuring charges for this plan are expected to be approximately $13 million, which includes $7 million in severance charges for workforce reductions of approximately 225 employees and $6 million in facility- and asset-related charges. We incurred $0.8 million in the second quarter of 2008 and $9.5 million for the first six months of 2008. Remaining actions under this plan are anticipated to be completed by the end of 2008. Estimated cash payments are expected to be a total of approximately $12 million, of which $3 million was paid in the first six months of 2008, primarily related to severance. The remaining cash payments of approximately $9 million consist of $5 million related to severance, expected to be completed in 2009, and approximately $4 million for net lease obligations that expire through 2012.

On April 30, 2008, our management initiated a plan to consolidate several of our facilities as a result of the discontinuation of the Tellabs® 8865 optical line terminal. The facility consolidations were also impacted by the headcount reductions that were announced in September 2007 and again in January 2008. We expect pretax restructuring charges for this plan of approximately $12 million during 2008, of which $4.7 million was incurred in the second quarter of 2008, primarily for facility reductions and fixed asset write-downs. Restructuring actions under this plan are expected to be completed by the end of 2008. Estimated cash payments are expected to be a total of approximately $4 million beginning with approximately $1 million in the second half of 2008 and will continue for net lease obligations that expire through 2014.

In addition, we recorded a net reduction of $0.1 million in the second quarter of 2008 related to prior restructuring plans, which included a reduction of $0.2 million for severance related to the 2007 restructuring plans and expense of $0.1 million for facility-related charges associated with previous restructuring plans for the years 2001 through 2006.

As of June 27, 2008, we had $23.3 million accrued for restructuring plans. The 2008 restructuring plan balance of $5.2 million consists of $4.9 million in cash severance that we expect to pay through the third quarter of 2009 and $0.3 million in net lease obligations that expire in 2008. The 2007 restructuring plan balance of $0.6 million primarily consists of cash severance that we expect to pay through the first quarter of 2009. The $17.5 million balance for previous restructuring plans for the years 2001 through 2006 relates to net lease obligations that expire by 2012.

The following table summarizes restructuring and other charges recorded for the plans mentioned above, as well as adjustments to reserves recorded for prior restructurings:

	Second Quarter		Six Months
	6/27/08	6/29/07	6/27/08	6/29/07
Severance and other termination benefits	$0.9	$—	$7.3	$—
Facility and other exit costs	4.4	—	6.2	—
Other obligations	0.1	—	0.6	—

Total restructuring and other charges	$5.4	$—	$14.1	$—

Total of above items related to cost of revenue	$(0.2)	$—	$3.8	$—

Total of above items related to operating expenses	$5.6	$—	$10.3	$—

The following table summarizes our restructuring and other charges activity, by segments, for the second quarter and six months of 2008, and the status of the reserves at June 27, 2008:

		Second Quarter Activity
	Balance at 3/28/08	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 6/27/08
2008 Restructuring Plans
Broadband	$3.1	$5.5	$(1.0)	$(4.9)	$2.7
Transport	1.7	0.2	(0.2)	(0.4)	1.3
Services	2.5	(0.2)	(1.1)	—	1.2

Subtotal 2008 Restructuring	7.3	5.5	(2.3)	(5.3)	5.2

2007 Restructuring Plans
Broadband	1.8	(0.2)	(1.0)	—	0.6
Transport	—	—	—	—	—

Subtotal 2007 Restructuring	1.8	(0.2)	(1.0)	—	0.6

Previous Restructuring Plans
Broadband	4.8	0.1	(0.5)	—	4.4
Transport	14.5	—	(1.4)	—	13.1

Subtotal Previous Restructuring	19.3	0.1	(1.9)	—	17.5

Total All Restructuring Plans	$28.4	$5.4	$(5.2)	$(5.3)	$23.3

		Six Months Activity
	Balance at 12/28/07	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 6/27/08
2008 Restructuring Plans
Broadband	$—	$8.7	$(1.1)	$(4.9)	$2.7
Transport	—	2.6	(0.3)	(1.0)	1.3
Services	—	2.9	(1.5)	(0.2)	1.2

Subtotal 2008 Restructuring	—	14.2	(2.9)	(6.1)	5.2

2007 Restructuring Plans
Broadband	3.6	(0.2)	(2.8)	—	0.6
Transport	0.4	—	(0.4)	—	—

Subtotal 2007 Restructuring	4.0	(0.2)	(3.2)	—	0.6

Previous Restructuring Plans
Broadband	5.5	0.1	(1.2)	—	4.4
Transport	15.7	—	(2.6)	—	13.1

Subtotal Previous Restructuring	21.2	0.1	(3.8)	—	17.5

Total All Restructuring Plans	$25.2	$14.1	$(9.9)	$(6.1)	$23.3

[1]

Other activities include the effects of currency translation, write-downs of property, plant and equipment to be disposed, and other charges in the reserve that do not flow through restructuring expense.

4. Equity-Based Compensation

The Tellabs, Inc. 2004 Incentive Compensation Plan provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units. Our stockholders previously approved 53,889,977 shares for grant under the plan, of which 32,518,743 remain available for grant at June 27, 2008. Under the 2004 plan and predecessor plans, we granted awards at market value on the date of grant. On April 24, 2008, stockholders approved the Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan, which authorized an additional 14,750,000 shares for issuance.

Stock Options

Stock options granted in the first half of 2008 and 2007 generally vest over three years from the date of the grant. We recognize compensation expense on a straight-line basis over the service period based on the fair value of the stock options on the grant date. Compensation expense for stock options was $3.4 million for the second quarter of 2008, $7.2 million for the first six months of 2008, $6.2 million for the second quarter of 2007 and $12.9 million for the first six months of 2007. Options granted but unexercised generally expire 10 years from the grant date.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted average fair value of current period stock option grants:

	Six Months
	6/27/08	6/29/07
Expected volatility	45.9%	40.9%
Risk-free interest rate	3.1%	4.6%
Expected term (in years)	4.5	4.6
Expected dividend yield	0.0%	0.0%

We based our calculation of expected volatility on a combination of historical and implied volatility for options granted in the first six months of 2008 and 2007. We based the risk-free interest rate on the U.S. Treasury yield curve in effect at the date of grant. We estimated the expected term of the options using their vesting period, post-vesting employment termination behavior and historical exercise patterns.

The following is a summary of the activity in our stock options during 2008 as of June 27, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – beginning of year	36,988,654	$17.25
Granted	1,447,500	$5.52
Exercised	(132,940)	$3.18
Forfeited/expired	(2,217,053)	$16.98

Outstanding – end of period	36,086,161	$16.85	4.5	$0.9

Exercisable – end of period	32,019,705	$17.83	4.0	$0.9
Shares expected to vest	35,417,143	$16.99	4.5	$0.9

Weighted average fair value of options granted during the quarter		$2.30

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of June 27, 2008, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the second quarter of 2008 was $0.2 million.

As of June 27, 2008, we had $11.3 million of unrecognized compensation cost related to stock options, which we expect to recognize over a weighted average period of 1.9 years.

Cash-Settled Stock Appreciation Rights

Our 2004 Incentive Compensation Plan also provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the plans. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. These cash payments were negligible in the second quarter and first six months of 2008 and negligible in the second quarter and first six months of 2007. The cash-settled SARs are generally assigned 10-year terms and typically vest over three years from the grant date. At June 27, 2008, there were 245,352 cash-settled SARs outstanding with exercise prices that ranged from $5.26 to $70.06. The weighted average price of the 43,300 cash-settled SARs granted in the first six months of 2008 was $5.88 and the weighted average price of the 56,800 cash-settled SARs granted in the first six months of 2007 was $10.72.

Restricted Stock

We granted 2,145,603 restricted shares in the first six months of 2008 and 99,725 restricted shares in the first six months of 2007. Of the shares granted in the first six months of 2008, 2,005,603 shares vest over a three-year period, 100,000 shares vest over a two-year period, and 40,000 shares vest over a one-year period. Of the shares granted in the first six months of 2007, 69,725 shares vest over a two-year period and 30,000 shares vest over a one-year period. We recognize compensation expense on a straight-line basis over the vesting periods based on the market price of our stock on the grant date. Compensation expense was $4.3 million for the second quarter of 2008, $8.4 million for the first six months of 2008, $1.7 million for the second quarter of 2007 and $3.5 million for the first six months of 2007. The weighted average issuance price of restricted stock granted in the first six months of 2008 was $5.50 per share and the weighted average issuance price of restricted stock granted in the first six months of 2007 was $10.68 per share. Our non-vested stock award activity for 2008 follows:

	Six Months
	6/27/08
	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	3,221,011	$10.28
Granted	2,145,603	$5.50
Vested	(86,601)	$11.65
Forfeited	(237,815)	$10.11

Non-vested – end of period	5,042,198	$8.23

As of June 27, 2008, we had $24.8 million of unrecognized compensation cost related to restricted stock, which we expect to recognize over a weighted average period of 1.1 years.

Performance Stock Units

We granted 777,000 performance stock units (PSUs) in the first six months of 2008. We did not grant PSUs in the first six months of 2007. The PSUs granted in the first six months of 2008 entitle the recipients to receive shares of our common stock commencing in March 2009, contingent on the achievement of company operating income and revenue-based targets for the 2008 fiscal year. Following achievement of these financial measures and subject to continued employment, one-third of such shares will be issued in annual installments in March 2009, March 2010 and March 2011. At minimum target performance, we will issue one-half share for each PSU granted and at maximum target performance, we will issue two shares for each PSU granted. The weighted average price of PSUs granted in the first six months of 2008 was $5.40 per share. Compensation expense for PSUs was $0.2 million for the second quarter of 2008, $0.3 million for the first six months of 2008, $0.1 million for the second quarter of 2007 and $0.2 million for the first six months of 2007. Our PSU activity for 2008 follows:

	Six Months
	6/27/08
	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	555,000	$12.07
Granted	777,000	$5.40
Vested	(44,000)	$11.37
Cancelled	(523,000)	$11.98

Non-vested – end of period	765,000	$5.40

As of June 27, 2008, we had $2.2 million of unrecognized compensation cost related to PSUs, based on our most recent forecast performance, which we expect to recognize over a weighted average period of 1.3 years.

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, stock appreciation rights, restricted stock, performance stock units and our employee stock purchase plan (suspended effective April 25, 2007):

	Second Quarter		Six Months
	6/27/08	6/29/07	6/27/08	6/29/07
Cost of revenue – products	$0.6	$0.7	$1.3	$1.3
Cost of revenue – services	1.0	0.9	2.0	1.8
Research and development	2.7	3.0	5.4	6.5
Sales and marketing	1.5	1.6	3.1	3.4
General and administrative	2.1	2.0	4.1	4.1

Equity-based compensation expense before income taxes	7.9	8.2	15.9	17.1
Income tax benefit	2.7	2.9	5.5	5.9

Total equity-based compensation expense after income taxes	$5.2	$5.3	$10.4	$11.2

5. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for our retiree medical plan:

	Second Quarter		Six Months
	6/27/08	6/29/07	6/27/08	6/29/07
Service cost	$0.2	$0.3	$0.4	$0.6
Interest cost	0.2	0.2	0.4	0.4
Expected return on plan assets	(0.2)	(0.1)	(0.3)	(0.2)

Net periodic benefit cost	$0.2	$0.4	$0.5	$0.8

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

	Second Quarter		Six Months
	6/27/08	6/29/07	6/27/08	6/29/07
Balance – beginning of period	$47.3	$46.5	$49.1	$45.0
Accruals for product warranties issued	0.5	4.0	2.3	8.9
Settlements	(2.6)	(3.9)	(4.3)	(7.3)
Other adjustments to accruals for product warranties issued	(0.6)	—	(2.5)	—

Balance – end of period	$44.6	$46.6	$44.6	$46.6

	Balance at 6/27/08	Balance at 6/29/07
Balance sheet classification - end of period
Other accrued liabilities	$21.0	$23.6
Other long-term liabilities	23.6	23.0

Total product warranty liabilities	$44.6	$46.6

7. Stock Repurchase Programs

On January 24, 2008, our Board of Directors authorized a one-year extension of the purchase of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of June 27, 2008, we purchased 7.2 million shares of our common stock under this program since February 2006, at a total cost of $91.3 million, including $0.1 million (12,065 shares) in the second quarter of 2008 and $0.4 million (0.1 million shares) in the first six months of 2008.

On July 31, 2006, our Board of Directors authorized a repurchase program of up to $300 million of our outstanding common stock. As of February 1, 2008, we purchased 37.0 million shares of our common stock under this program at a total cost of $300 million, completing this program. This total includes purchases of $29.9 million (4.6 million shares) in the first six months of 2008.

On November 8, 2007, our Board of Directors authorized a repurchase program of up to $600 million of our outstanding common stock. As of June 27, 2008, we purchased 17.0 million shares of our common stock under this program at a total cost of $112.7 million, including $1.1 million (0.2 million shares) in the second quarter of 2008, leaving $487.3 million available to be purchased under this program.

We significantly reduced share repurchases during the second quarter of 2008, as we re-evaluate uses of cash as we work to position the company for future growth, and in light of capital market conditions. Although we may resume our repurchase activity at levels experienced in prior periods, we provide no assurance that we will not further reduce or otherwise change our repurchase activity in the future.

In addition, in the second quarter of 2008, we purchased 6,492 shares for $35 thousand to cover withholding taxes on shares issued under employee stock plans. In the first six months of 2008, we purchased 38,143 shares for $0.2 million under this program.

We record repurchased shares as Treasury stock.

8. Comprehensive Income

Comprehensive income (net of tax) for the second quarter and first six months of 2008 and 2007 consists of the following:

	Second Quarter		Six Months
	6/27/08	6/29/07	6/27/08	6/29/07
Net earnings	$39.0	$29.6	$55.6	$55.1
Other comprehensive income:
Foreign currency translation adjustments	3.6	3.5	38.0	7.9
Unrealized loss on available-for-sale securities	(9.6)	(3.3)	(5.6)	(3.2)
Fair value adjustments of cash flow hedges	0.7	—	(2.3)	(0.1)

Comprehensive income	$33.7	$29.8	$85.7	$59.9

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at June 27, 2008
Description	Balance at 6/27/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$152.5	$—	$152.5	$—
U.S. government-sponsored enterprise (agency) debt obligations	236.8	—	236.8	—
Municipal tax-exempt debt obligations	218.1	—	218.1	—
Corporate debt and asset-backed obligations	124.4	—	124.4	—
Foreign government debt obligations	181.7	—	181.7	—
Foreign bank and corporate debt obligations	63.2	—	63.2	—
Preferred and common stocks	11.0	—	11.0	—
Other marketable securities	249.3	249.3	—	—
Derivative financial instruments	0.5	—	0.5	—

Total Assets	$1,237.5	$249.3	$988.2	$—

Liabilities
Stock loan	$249.3	$249.3	$—	$—

Total Liabilities	$249.3	$249.3	$—	$—

Fair Value Option

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS 115. SFAS 159 allows a fair value option election for certain financial assets and liabilities with changes in fair value recognized in earnings as they occur. SFAS 159 allows the fair value option election on an instrument by instrument basis at initial recognition. We adopted the provisions of SFAS 159 on December 29, 2007. At December 29, 2007 (date of adoption), and as of June 27, 2008, we did not elect the fair value option election for any eligible financial assets and liabilities.

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

Non-designated Hedges

We use derivative contracts to manage overall foreign currency exposures that are remeasured through income. We record these contracts on the balance sheet at fair value. Changes in the fair value of these contracts are included in earnings as part of Other income, net. We had net gains of $1.4 million in the second quarter of 2008 and $1.8 million in the first six months of 2008, compared with net gains of $0.6 million in the second quarter of 2007 and $1.3 million in the first six months of 2007. Receivables resulting from the contracts are included in Miscellaneous receivables and other current assets, while payables from the contracts are included as part of Other accrued liabilities. We do not engage in hedging specific individual transactions. We held derivatives designated as non-designated hedges at the end of the quarter.

Cash Flow Hedges

We use derivative contracts designated as cash flow hedges to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conducted monthly effectiveness tests of our derivative contracts on a spot-to-spot basis, which excludes forward points. In the second quarter of 2008, we recorded a loss of $0.3 million related to forward points in Other income, net. Effective gains and losses from our derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions are realized, at which point they are reclassified to Other cost of revenue. Ineffectiveness of our derivative contracts is recorded to Other income, net. We did not have any ineffective derivative contracts in the second quarter of 2008 or 2007. If it becomes probable that an anticipated transaction that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other income, net. At June 27, 2008, we had an unrealized loss of $2.7 million in Accumulated other comprehensive income, which is expected to be reclassified to income within the next twelve months at the prevailing market rate. We held derivatives designated as cash flow hedges at the end of the quarter.

The following table summarizes the impact of cash flow hedges on Accumulated other comprehensive income (net of tax):

	Second Quarter		Six Months
	6/27/08	6/29/07	6/27/08	6/29/07
Unrealized loss at beginning of period	$(3.4)	$(0.3)	$(0.4)	$(0.2)
Net loss during the period	(0.8)	(0.2)	(4.1)	(0.1)
Reclassification to expense	1.5	0.2	1.8	—

Unrealized loss at end of period	$(2.7)	$(0.3)	$(2.7)	$(0.3)

Net Investment Hedges

During the second quarter of 2008, we entered into foreign currency forward contracts to hedge a portion of our net investment in one of our foreign subsidiaries to reduce economic currency risk. Changes in the fair value of these contracts due to Euro exchange rate fluctuations are recorded as foreign currency translation adjustments within Accumulated Other Comprehensive Income. Forward points on the contracts are recorded in Other income, net. As of June 27, 2008, we had net investment hedges of 50 million Euros outstanding.

11. Income Taxes

We recorded an income tax benefit of $34.6 million for the second quarter and $27.3 million for the first six months of 2008. The second quarter includes a benefit of $34.8 million related to the resolution of federal income tax audits for the periods 2001 through 2005. Excluding this benefit our effective tax rate was 5.3% for the second quarter and 26.2% for the first six months of 2008. Our effective rate differs from the U.S. federal statutory rate of 35% due to the impact of earnings from foreign operations that are taxed at lower rates.

The balance of our gross unrecognized tax benefits at June 27, 2008 was $29.5 million compared with $63.8 million at December 28, 2007, representing a decrease of $34.3 million for the year. The total unrecognized tax benefit at June 27, 2008, includes accruals, net of federal benefit, of $10.7 million, that if recognized, would impact the effective tax rate, and $13.0 million, that if recognized, would decrease goodwill associated with prior acquisitions. We continue to recognize interest and penalties related to income tax matters as part of our income tax expense. Our tax provision included interest of $0.9 million for the second quarter and $1.7 million for the first six months of 2008. The balance of interest and penalties accrued at June 27, 2008 was $9.8 million.

It is reasonably possible that unrecognized benefits related to federal and state income taxes will decrease by approximately $17.0 million as a result of the settlement of audits or the expiration of statute of limitations within the next 12 months.

It is reasonably possible that unrecognized benefits related to foreign income taxes will decrease by approximately $3.0 million as a result of the settlement of audits or the expiration of statute of limitations within the next 12 months.

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

We define segment profit (loss) as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, and the impact of equity-based compensation (which includes restricted stock and performance stock units granted after June 30, 2006, and stock options).

Financial information for each operating segment is as follows:

Revenue

	Second Quarter		Six Months
	6/27/08	6/29/07	6/27/08	6/29/07
Broadband	$231.5	$246.4	$433.6	$465.1
Transport	140.7	222.6	346.6	413.9
Services	60.3	65.5	116.4	107.4

Total segment revenue	$432.5	$534.5	$896.6	$986.4

Segment Profit (Loss) and Reconciliation to Operating Earnings
	Second Quarter		Six Months
	6/27/08	6/29/07	6/27/08	6/29/07
Broadband	$23.1	$(0.8)	$31.8	$(15.6)
Transport	30.8	81.0	110.0	191.9
Services	22.0	26.4	35.7	36.3

Total segment profit	75.9	106.6	177.5	212.6
Sales and marketing expenses	(43.2)	(44.4)	(86.6)	(90.2)
General and administrative expenses	(25.2)	(24.7)	(51.3)	(51.3)
Equity-based compensation and deferred stock compensation not included in segment profit	(4.3)	(4.3)	(8.7)	(8.9)
Intangible asset amortization	(5.6)	(5.7)	(11.2)	(11.3)
Restructuring and other charges	(5.4)	—	(14.1)	—

Operating (loss) earnings	$(7.8)	$27.5	$5.6	$50.9

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

Our Broadband segment includes the access, managed access and data (multiservice router) product portfolios that facilitate the delivery of bundled triple-play services and next-generation wireline and wireless services. We earn revenue from our Broadband segment globally. Revenue from our access products is earned primarily in North America for the support of copper-based and fiber-based networks. Access product revenue is driven by consumer demand for the triple-play of bundled voice, video and high-speed Internet/data services in addition to competition among traditional telecommunications companies and cable service operators to be the sole provider of triple-play services. Revenue for our managed access products is earned primarily outside North America. Managed access product revenue is driven by business services for voice and high-speed data as well as network access services for wireless communications. Revenue from our data products is earned globally. Data product revenue is driven by consumer demand for wireless and wireline carriers to deliver business services and next-generation wireless services.

Our Transport segment includes digital cross-connect systems, packet transport systems and voice quality enhancement products. These products enable service providers to manage bandwidth, improve voice quality and transport traffic by adding capacity when and where it is needed. Revenue from our Transport segment is primarily earned in North America. Transport product revenue is driven by the needs of service providers to support wireless services, business services for enterprises and triple-play voice, video and data services for consumers.

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

We operate in a dynamic industry in which both our customers and competitors have consolidated, creating more pricing pressure. In the first six months of 2008, North American wireless customers purchased at reduced levels, particularly the Tellabs® 5500 digital cross-connect system, thus adversely affecting our overall revenue and profitability. It is not clear whether or when these customers will resume spending at previous levels.

We continue to transform the company from a business based primarily on the circuit-switched Time Division Multiplexing (TDM) technology used in our digital cross-connect and managed access products to a business based on packet-switching and Internet Protocol (IP) technology used in our converged transport, access and multi-service data products. These products are taking root as service providers transform their networks to next-generation capabilities. Some of these products carry gross profit margins lower than our historical average. The mix of our products can affect overall profitability in any given quarter.

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

In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, we review goodwill annually for impairment, unless potential interim indicators exist that could result in an impairment. Given that our market capitalization was under our book value during the second quarter of 2008, we completed an interim step one review, including a reconciliation between what we believe to be our implied fair value and our current market capitalization and concluded goodwill was not impaired. Should our market capitalization not sufficiently recover during the third quarter of 2008, we may need to reconsider the assumptions that underlie our implied fair value and may perform another interim step one review of our goodwill. If such review indicates our carrying value is greater than the fair value, we will complete a step two analysis and determine if a goodwill impairment is necessary. At this time, we cannot estimate the impact, if any, an impairment may have on our financial statements.

RESULTS OF OPERATIONS

For the second quarter of 2008, our revenue was $432.5 million, down 19.1% from $534.5 million in the second quarter of 2007, primarily due to lower revenue from our digital cross-connects and access products. Year-to-date, revenue was $896.6 million, down 9.1% from $986.4 million in 2007. Revenue declines in the first six months of 2008 for our Broadband and Transport segments were partially offset by higher revenue in our Services segment.

Consolidated gross margin was 34.7% in the second quarter, down 0.4 percentage points from 35.1% in the second quarter of 2007. Improved products gross margin was offset by lower services gross margin. On a six-month basis, consolidated gross margin declined by 1.3 percentage points to 36.6% from 37.9% in 2007. The impact from a product-mix shift and lower services gross margin was partially offset by cost reductions.

Operating expenses decreased by $2.1 million to $158.0 million in the second quarter of 2008, compared with $160.1 million in the second quarter of 2007. Excluding restructuring and other charges, our operating expenses decreased by $7.5 million, led by savings from our previously announced cost-reduction program pursuant to which we expect to reduce annual costs and expenses by approximately $100 million by 2009. On a six-month basis, operating expenses were $322.5 million, flat compared with the first six months of 2007. Excluding restructuring and other charges, our operating expenses decreased by $14.2 million, led by savings from our previously announced cost-reduction program.

Net earnings for the second quarter of 2008 were $39.0 million or $0.10 per share (basic and diluted) compared with $29.6 million or $0.07 per share (basic and diluted) in the same period of 2007. In the second quarter of 2008, we had a benefit of $34.8 million or $0.09 per share (basic and diluted), related to the resolution of federal income tax audits for the periods 2001 through 2005. Net earnings for the six-month period in 2008 were $55.6 million or $0.14 per share (basic and diluted) compared with $55.1 million or $0.13 per basic share and $0.12 per diluted share for the first six months of 2007.

Revenue (in millions)

	Second Quarter			Six Months
	2008	2007	Change	2008	2007	Change
Products	$372.2	$469.0	(20.6)%	$780.2	$879.0	(11.2)
Services	60.3	65.5	(7.9)%	116.4	107.4	8.4%

Total revenue	$432.5	$534.5	(19.1)%	$896.6	$986.4	(9.1)%

Revenue from products decreased $96.8 million in the second quarter of 2008 compared with the second quarter of 2007. On a six-month basis, revenue from products decreased $98.8 million compared with the first six months of 2007. The decrease for both time periods was due to lower Broadband segment and Transport segment revenue. Broadband segment revenue was lower from our access products, partially offset by higher revenue from data products. Within Broadband, our managed access product revenue was higher for the second quarter but down for the first six months. Revenue declines in our Transport segment for both time periods were due to lower revenue from our digital cross-connects. In the second quarter of 2008, revenue was slightly lower from our Tellabs® 7100 optical transport system® (OTS) from the comparable period in 2007 when we recognized $38.9 million of deferred revenue related to this product. For the first six months of 2008, our revenue for this product significantly improved despite the inclusion of recognition of deferred revenue in the prior year.

Services revenue decreased $5.2 million in the second quarter of 2008 compared with the same period in 2007. Deployment services revenue decreased due to the recognition of $6.1 million of deferred revenue in the second quarter of 2007 for the rollout of the Tellabs 7100 OTS, while professional services revenue increased. On a six-month basis, services revenue increased $9.0 million compared with the first six months of 2007. Our professional and support services revenue increased, which more than offset the decrease in our deployment services revenue.

On a geographic basis, revenue from customers in North America was $287.3 million in the second quarter of 2008, down 30.5% from the year ago quarter. Revenue from customers outside North America was $145.2 million in the second quarter of 2008, up 19.7% from the year ago quarter. On a six-month basis, North America revenue was $636.8 million, down 15.6% from a year ago. Revenue from customers outside North America was $259.8 million, up 12.1% from a year ago. For the quarter and first six months of 2008, our revenue from customers outside North America benefited from the strengthening of the Euro against the U.S. Dollar.

Gross Margin

	Second Quarter			Six Months
	2008	2007	% Point Change	2008	2007	% Point Change
Products	34.7%	34.5%	0.2%	37.7%	38.6%	(0.9)%
Services	34.8%	39.2%	(4.4)%	29.0%	32.2%	(3.2)%
Consolidated	34.7%	35.1%	(0.4)%	36.6%	37.9%	(1.3)%

Our products gross margin slightly improved in the second quarter compared with the same period in 2007 primarily due to cost reductions on our Tellabs 7100 OTS, largely offset by the impact from a shift to lower-margin products. For the first six months of 2008, our products gross margin decreased compared with the same period in 2007. The decrease was primarily due to a product mix shift with fewer digital cross-connects, which was partially offset by margin improvements on our Tellabs 7100 OTS and optical network terminal (ONT).

Our services gross margin decreased in the second quarter and first six months of 2008, compared with the same periods in 2007. The decline was due to lower deployment services revenue and an increase in expenses to expand our services business outside North America.

Operating Expenses (in millions)

	Second Quarter			Percent of Revenue
	2008	2007	Change	2008	2007
Research and development	$78.6	$85.3	$(6.7)	18.2%	16.0%
Sales and marketing	43.2	44.4	(1.2)	10.0%	8.3%
General and administrative	25.2	24.7	0.5	5.8%	4.6%

Subtotal	147.0	154.4	(7.4)	34.0%	28.9%

Intangible asset amortization	5.6	5.7	(0.1)
Restructuring and other charges	5.4	—	5.4

Total operating expenses	$158.0	$160.1	$(2.1)

	Six Months			Percent of Revenue
	2008	2007	Change	2008	2007
Research and development	$159.3	$169.8	$(10.5)	17.8%	17.2%
Sales and marketing	86.6	90.2	(3.6)	9.7%	9.1%
General and administrative	51.3	51.3	—	5.7%	5.2%

Subtotal	297.2	311.3	(14.1)	33.1%	31.6%

Intangible asset amortization	11.2	11.3	(0.1)
Restructuring and other charges	14.1	—	14.1

Total operating expenses	$322.5	$322.6	$(0.1)

Operating expenses decreased by $2.1 million to $158.0 million in the second quarter of 2008, compared with $160.1 million in the second quarter of 2007. Excluding restructuring and other charges, our operating expenses decreased by $7.5 million. For the first six months of 2008, operating expenses decreased by $0.1 million to $322.5 million compared with the same period in 2007. Excluding restructuring and other charges, our operating expenses decreased by $14.2 million. Decreased operating expenses in the second quarter and the first six months of 2008 reflect savings from our previously announced cost-reduction program despite the negative impact of the strengthening of the Euro against the U.S. Dollar. General and administrative expenses in the second quarter and first six months of 2008 included an increase in legal expenses as a result of current lawsuits.

Our restructuring and other charges for the second quarter of 2008 were primarily for accelerated depreciation and fixed asset write- downs due to the consolidation of several facilities and the discontinuation of the Tellabs 8865® optical line terminal announced in April 2008. For the first six months of 2008, restructuring and other charges were for severance and facility-related costs and reflect our $100 million cost-reduction program, announced in the first quarter of 2008, as well as the previously mentioned consolidation of several facilities announced in April 2008.

$100 million Cost-Reduction Program

On January 21, 2008, our management committed to a plan to improve gross profit margins and reduce operating expenses. Through this plan, the restructuring plan announced in September 2007 and other cost saving initiatives, we expect to achieve approximately $100 million in savings by 2009. Reductions will include approximately $75 million from annual operating expenses and $25 million from overhead costs of products and services. During the first six months of 2008, we realized approximately $31 million of annualized cost savings in operating expenses and $10 million of annualized savings in overhead costs of products and services affecting gross margin.

Other Income (in millions)

	Second Quarter			Six Months
	2008	2007	Change	2008	2007	Change
Interest income, net	$10.5	$13.4	$(2.9)	$20.4	$25.2	$(4.8)
Other income, net	1.7	0.3	1.4	2.3	0.6	1.7

Total	$12.2	$13.7	$(1.5)	$22.7	$25.8	$(3.1)

Interest income, net, was lower in the second quarter of 2008 and first six months of 2008 compared with 2007 due to lower invested balances and lower interest rates. Other income, net, was higher in the second quarter and first six months of 2008 compared with the same periods in 2007 due primarily to net gains from the sale of investments in marketable securities and foreign exchange gains. Our gains for the first six months of 2008 were partially offset by a charge of $1.4 million for an other-than-temporary impairment from investments in marketable securities and the write-down of a long-term equity investment.

Income Taxes

For the second quarter of 2008, we recorded an income tax benefit of $34.6 million compared with an income tax expense of $11.6 million for the second quarter of 2007. For the first six months of 2008, we recorded an income tax benefit of $27.3 million compared with an income tax expense of $21.6 million for the first six months of 2007. The second quarter includes a tax benefit of $34.8 million related to the resolution of federal income tax audits for the periods 2001 through 2005. Excluding this benefit, our income tax rate was 5.3% for the second quarter of 2008 and 26.2% for the first six months of 2008, compared with 28.1% in the comparable periods of 2007. The change in our effective tax rate, excluding the impact of audit settlements, reflects a shift in earnings to lower tax jurisdictions.

Segments

Segment Revenue (in millions)

	Second Quarter			Six Months
	2008	2007	Change	2008	2007	Change
Broadband	$231.5	$246.4	(6.0)%	$433.6	$465.1	(6.8)%
Transport	140.7	222.6	(36.8)%	346.6	413.9	(16.3)%
Services	60.3	65.5	(7.9)%	116.4	107.4	8.4%

Total revenue	$432.5	$534.5	(19.1)%	$896.6	$986.4	(9.1)%

Segment Profit* (in millions)

	Second Quarter			Six Months
	2008	2007	Change	2008	2007	Change
Broadband	$23.1	$(0.8)	n/a	$31.8	$(15.6)	n/a
Transport	30.8	81.0	(62.0)%	110.0	191.9	(42.7)%
Services	22.0	26.4	(16.7)%	35.7	36.3	(1.7)%

Total segment profit	$75.9	$106.6	(28.8)%	$177.5	$212.6	(16.5)%

*	We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, and the impact of equity-based compensation (which contains restricted stock and performance stock units granted after June 30, 2006, and stock options).

Broadband

Revenue

Revenue from our Broadband segment was $231.5 million in the second quarter of 2008, down $14.9 million from the prior-year quarter. Lower revenue from our access products was partially offset by increased revenue from our managed access and data products. For the first six months of 2008, revenue from our Broadband segment was $433.6 million, down $31.5 million from the first six months of 2007. Lower revenue from our access and managed access products was partially offset by growth from our data products.

Access revenue decreased to $103.6 million in the second quarter of 2008 from $134.6 million in 2007. On a six-month basis, access revenue decreased to $203.5 million in 2008 from $255.8 million in 2007. Access revenue was lower as one major customer began transitioning to a new network architecture and another was affected by the slowdown in new housing developments, in addition to lower revenue for copper-based platforms. Our access revenue decrease was partially offset by higher revenue from our ONT. Approximately 66% of access revenue came from fiber-based platforms in the second quarter of 2008, with the balance coming from copper-based platforms.

Managed access revenue increased to $83.4 million in the second quarter of 2008 from $77.1 million in the same quarter of 2007. Our revenue increased due to higher Tellabs® 6300 SDH transport product revenue in several regions partially offset by lower revenue from our Tellabs® 8100 managed access system. For the first six months of 2008, managed access revenue declined to $142.2 million from $145.8 million in the first six months of 2007. Our revenue decreased for our Tellabs 8100 managed access system primarily in the EMEA region which was partially offset by higher revenue from our Tellabs 6300 SDH transport products in several regions.

Data (multiservice router) product revenue was $44.5 million in the second quarter of 2008, up 28.2% from $34.7 million in the second quarter of 2007. For the first six months of 2008, our data product revenue was $87.9 million, up 38.4% compared with the first six months of 2007. Revenue increased from the growth of the Tellabs 8600® managed edge system and from continued strength with existing and new customers globally from both of our data products.

Segment Profit (Loss)

Our Broadband segment profit was $23.1 million in the second quarter of 2008, compared with a loss of $0.8 million in the second quarter of 2007. For the first six months of 2008, our Broadband segment profit was $31.8 million, up $47.4 million from a loss of $15.6 million in the comparable period of 2007. The increase in our segment profit for both time periods was primarily due to higher volume of our Tellabs 6300 SDH transport product and cost reductions on our ONT, partially offset by lower access revenue.

Transport

Revenue

Revenue from our Transport segment was down $81.9 million to $140.7 million in the second quarter of 2008, compared with $222.6 million in the second quarter of 2007. Revenue was lower primarily from our digital cross-connects and was slightly lower for our Tellabs 7100 OTS from the second quarter of 2007, which included the recognition of $38.9 million of Tellabs 7100 OTS deferred revenue. On a six month-basis, transport revenue was $346.6 million, down by $67.3 million from the same period in 2007. Revenue was lower from our Tellabs 5500 digital cross-connects, which was partially offset by the continued growth from our global customers for our Tellabs 7100 OTS.

During the second quarter of 2008, approximately 17% of the Tellabs 5500® digital cross-connect product revenue came from new systems, system expansions and system upgrades. This percentage was approximately 35% for the first six months of 2008. The remaining balances consisted of port-card growth on the installed base.

Segment Profit

Our Transport segment profit was $30.8 million in the second quarter of 2008, down from $81.0 million in the second quarter of 2007. Our segment profit for the first six months of 2008 was $110.0 million, compared with $191.9 million for the first six months of 2007. The decrease for the quarter and the first six months of 2008 was due to lower revenue from digital cross-connects, partially offset by improved gross margins from our Tellabs 7100 OTS.

Services

Revenue

Revenue from our Services segment was $60.3 million for the second quarter of 2008, compared with $65.5 million in the second quarter of 2007. During the quarter, services revenue declined due to lower deployment services revenue from the recognition of $6.1 million of deferred revenue in the second quarter of 2007 for the rollout of the Tellabs 7100 OTS, partially offset by an increase in professional services. On a six-month basis, revenue from our Services segment was $116.4 million in 2008, up from $107.4 million in the first six months of 2007. Our revenue increased from professional and support services, which more than offset our lower deployment services revenue.

Segment Profit

Our Services segment profit was $22.0 million for the second quarter of 2008, compared with $26.4 million in the second quarter of 2007. For the first six months, Services segment profit was $35.7 million in 2008, compared with $36.3 million in 2007. The decrease for the second quarter and six months was due to lower deployment services revenue and an increase in expenses to expand our business outside North America, which was offset by higher revenue from professional and support services.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained our cash, cash equivalents and marketable securities of $1,196.3 million as of the end of the second quarter of 2008, which increased by $42.5 million during the quarter and decreased by $22.2 million since year-end 2007. Our cash from operating activities was $58.8 million for the quarter and $140.9 million for the first six months of 2008. The increase in cash, cash equivalents and marketable securities in the second quarter of 2008 was primarily driven by cash from operating activities partially offset by cash used for normal capital expenditures. The year-to-date decrease reflects cash used to repurchase our common stock and cash used for normal capital expenditures partially offset by cash from operating activities.

Since 2005, we repurchased 93.1 million shares of our common stock at a cost of $803.9 million under all stock repurchase programs. During the second quarter of 2008, we repurchased our common stock at a cost of $1.2 million (0.2 million shares). On a year-to-date basis, we repurchased our common stock at a cost of $143.0 million (21.7 million shares). Our year-to-date repurchases include $112.7 million under our $600 million repurchase program, $29.9 million under our now-completed $300 million share repurchase program and $0.4 million under our 10b5-1 share repurchase program. We significantly reduced share repurchases during the second quarter of 2008, as we re-evaluate uses of cash as we work to position the company for future growth, and in light of capital market conditions. Although we may resume our repurchase activity at levels experienced in prior periods, we provide no assurance that we will not further reduce or otherwise change our repurchase activity in the future.

Based on historical performance and current forecasts, we believe that our cash and marketable securities will satisfy our working capital needs, capital expenditures and other liquidity requirements related to our existing operations for the next twelve months. Future available sources of working capital, including cash-on-hand, cash generated from future operations, short-term or long-term financing, equity offerings or any combination of these sources, should allow us to meet our long-term liquidity needs. Our current policy is to use our liquidity, financial strength and stability to fund our business operations, to expand our business, potentially through acquisitions, or to repurchase our common stock. We do not anticipate paying a cash dividend in the foreseeable future.

Off-Balance Sheet Arrangements

None.

Derivative Activities

During the second quarter of 2008, we entered into foreign currency forward contracts to hedge a portion of our net investment in one of our foreign subsidiaries to reduce economic currency risk. Changes in the fair value of these contracts due to Euro exchange rate fluctuations are recorded as foreign currency translation adjustments within Accumulated Other Comprehensive Income. Forward points on the contracts are recorded in Other income, net. As of June 27, 2008, we had net investment hedges of 50 million Euros outstanding.

Critical Accounting Policies

There were no material changes in our critical accounting policies during the quarter.

Outlook for Third Quarter

Compared with the second quarter of 2008, we expect third quarter 2008 revenue to be flat to slightly down (between $432 million and $410 million). We also see macroeconomic risks in the economy, in enterprise spending and in customers’ capital expenditures. We expect gross margin for the third quarter, excluding $1 million in equity-based compensation expense, to be flat, plus or minus, based on product and customer mix. We expect our third quarter 2008 operating expenses, excluding restructuring charges, to be lower, as a result of the $100 million cost and operating expense reduction plan announced in January 2008.

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

protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies; charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2007, filed with the SEC on February 26, 2008. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on forward-looking statements in determining whether to buy, sell or hold any of our securities. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the risk factors, financial statements and related notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 28, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 27, 2008, there were no material changes to our market risks disclosure in our Annual Report on Form 10-K for the year ended December 28, 2007.

Item 4.	Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QPSX Developments 5 Pty Ltd. v. Ciena Corporation et al. On October 1, 2007, Tellabs was served with a complaint filed in the United States District Court for the Eastern District of Texas against Tellabs and several other companies in a case captioned QPSX Developments 5 Pty Ltd. v. Ciena Corporation et al., Civil Action No. 2:07-cv-118. The complaint alleges infringement of U.S. Patent No. 5,689,499, and seeks unspecified damages including enhanced damages, as well as interest, costs, attorney fees and other remedies including injunctive relief. On November 21, 2007, Tellabs filed its answer, defenses and counterclaims in response to the complaint. A date for jury selection for trial has been set for November 1, 2010. We believe that we have valid defenses to the lawsuit.

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 6,487,686, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On March 21, 2008, Tellabs filed its answer, defenses and counterclaims in response to the complaint. A trial date has been set for May 10, 2010. We believe that we have valid defenses to the lawsuit.

Fenner Investments, Ltd. v. 3COM Corp. et al. On February 26, 2008, Fenner Investments, Ltd. (“Fenner”) instituted in the United States District Court for the Eastern District of Texas, Tyler Division, an action alleging patent infringement in a case captioned Fenner Investments, Ltd. v. 3COM Corp. et al., Civil Action No. 08-CV-00061 (“the Fenner litigation”). On February 28, 2008, Fenner filed Plaintiff’s First Amended Complaint for Patent Infringement (“the First Amended Complaint”) adding additional defendants to the Fenner litigation, including Tellabs, Inc. and Tellabs North America, Inc. (“the Tellabs defendants”). The First Amended Complaint alleged infringement of U.S. Patent No. 7,145,906 (“the ‘906 patent”), and sought unspecified damages including enhanced damages, as well as interest, costs, attorney fees and other remedies including injunctive relief. On April 21, 2008, the Court granted an Unopposed Joint Motion, ordering Fenner to file a Second Amended Complaint on or before May 2, 2008. Fenner’s Second Amended Complaint alleges that all defendants are infringing the ‘906 patent and that at least certain individual ones of the defendants, not including the Tellabs defendants, are infringing U.S. Patent No. 5,842,224 (“the ‘224 patent”). Fenner’s Second Amended Complaint also seeks unspecified damages, as well as interest, costs, attorney fees and other remedies including injunctive relief. The Tellabs defendants timely filed their answers, defenses and counterclaims in response to the Second Amended Complaint, and a trial date has been set for October 13, 2009. We believe that we have valid defenses to the lawsuit.

Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications Inc. On June 11, 2008, Tellabs Operations, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against Fujitsu Limited and Fujitsu Network Communications, Inc. in a case captioned Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications, Inc. Civil Action No. 1:08-cv-3379. The complaint alleges infringement of Tellabs Operations, Inc.’s U.S. Patent No. 7,369,722, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. Fujitsu Limited and Fujitsu Network Communications, Inc. have not yet answered the complaint but each are expected to file their response to the complaint in the near future. A hearing related to case scheduling is set for August 14, 2008.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (in millions) (1)
12/29/07 through 2/1/08	5,046,445	$6.49	5,046,445	$597.2
2/2/08 through 2/29/08	16,424,792	$6.64	16,424,792	$488.5
3/1/08 through 3/28/08	11,247	$6.34	11,247	$488.5
3/29/08 through 5/2/08	6,823	$5.94	6,823	$488.5
5/3/08 through 5/30/08	203,302	$5.53	203,302	$487.3
5/31/08 through 6/27/08	3,504	$5.19	3,504	$487.3

Total	21,696,113	$6.59	21,696,113

(1)	The amounts in this column represent the remaining amounts under the current $600 million program described below and does not include amounts remaining under the $300 million program, also described below, which was completed in February 2008. The Rule10b5-1 repurchase program described below does not have a repurchase amount limit; therefore, it is not included in the remaining value of shares.

On January 24, 2008, our Board of Directors authorized a one-year extension of the purchase of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of June 27, 2008, we purchased 7.2 million shares of our common stock under this program since February 2006, at a total cost of $91.3 million, including $0.1 million (12,065 shares) in the second quarter of 2008 and $0.4 million (0.1 million shares) in the first six months of 2008.

On July 31, 2006, our Board of Directors authorized a repurchase program of up to $300 million of our outstanding common stock. As of February 1, 2008, we purchased 37.0 million shares of our common stock under this program at a total cost of $300 million, completing this program. This total includes purchases of $29.9 million (4.6 million shares) in the first six months of 2008.

On November 8, 2007, our Board of Directors authorized a repurchase program of up to $600 million of our outstanding common stock. As of June 27, 2008, we purchased 17.0 million shares of our common stock under this program at a total cost of $112.7 million, including $1.1 million (0.2 million shares) in the second quarter of 2008, leaving $487.3 million available to be purchased under this program.

We significantly reduced share repurchases during the second quarter of 2008, as we re-evaluate uses of cash as we work to position the company for future growth, and in light of capital market conditions. Although we may resume our repurchase activity at levels experienced in prior periods, we provide no assurance that we will not further reduce or otherwise change our repurchase activity in the future.

In addition, in the second quarter of 2008, we purchased 6,492 shares for $35 thousand to cover withholding taxes on shares issued under employee stock plans and in the first six months of 2008, we purchased 38,143 shares for $0.2 million under this program.

We record repurchased shares as Treasury stock.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on April 24, 2008. The results of that meeting and related disclosures can be found in Part II, Item 4, “Submission of Matters to a Vote of Security Holders” in our Form 10-Q for the quarter ended March 28, 2008.

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

August 5, 2008
(Date)