Form 10-Q
period 2008-09-26
TELLABS INC
filed 2008-11-04
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Common Shares, $0.01 Par Value – 398,022,731 shares outstanding on October 27, 2008.

TELLABS, INC.

PART I . FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Third Quarter		Nine Months
	9/26/08	9/28/07	9/26/08	9/28/07
In millions, except per-share data
Revenue
Products	$368.8	$402.4	$1,149.0	$1,281.4
Services	55.3	55.5	171.7	162.9

Total revenue	424.1	457.9	1,320.7	1,444.3

Cost of Revenue
Products	226.7	274.6	712.5	814.7
Services	35.2	39.0	117.9	111.8

Total cost of revenue	261.9	313.6	830.4	926.5

Gross Profit	162.2	144.3	490.3	517.8

Gross profit as a percentage of revenue	38.2%	31.5%	37.1%	35.9%

Gross profit as a percentage of revenue - products	38.5%	31.8%	38.0%	36.4%
Gross profit as a percentage of revenue - services	36.3%	29.7%	31.3%	31.4%

Operating Expenses
Research and development	74.0	86.6	233.3	256.4
Sales and marketing	42.9	41.8	129.5	132.0
General and administrative	23.7	23.5	75.0	74.8
Intangible asset amortization[1]	6.2	5.6	17.4	16.9
Restructuring and other charges	9.1	5.6	23.2	5.6
Goodwill impairment	988.3	—	988.3	—

Total operating expenses	1,144.2	163.1	1,466.7	485.7

Operating (Loss) Earnings	(982.0)	(18.8)	(976.4)	32.1

Other Income
Interest income, net	8.3	13.1	28.7	38.3
Other expense, net	(7.3)	(2.4)	(5.0)	(1.8)

Total other income	1.0	10.7	23.7	36.5

(Loss) Earnings Before Income Tax	(981.0)	(8.1)	(952.7)	68.6
Income tax (expense) benefit	(17.5)	11.7	9.8	(9.9)

Net (Loss) Earnings	$(998.5)	$3.6	$(942.9)	$58.7

Net (Loss) Earnings Per Share
Basic	$(2.51)	$0.01	$(2.35)	$0.13

Diluted	$(2.51)	$0.01	$(2.35)	$0.13

Weighted Average Shares Outstanding
Basic	398.0	439.2	401.1	438.5

Diluted	398.0	444.5	401.1	443.8

1 The third quarter of 2008 includes a $0.6 million impairment charge for developed technology.

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	9/26/08	12/28/07
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$606.9	$213.0
Investments in marketable securities	560.2	1,005.5

Total cash and investments	1,167.1	1,218.5
Other marketable securities	251.5	291.0
Accounts receivable, net of allowances of $1.8 and $3.0	325.8	363.8
Inventories
Raw materials	37.4	35.3
Work in process	13.4	11.7
Finished goods	110.7	124.2

Total inventories	161.5	171.2
Income taxes	12.3	10.6
Miscellaneous receivables and other current assets	55.6	56.6

Total Current Assets	1,973.8	2,111.7

Property, Plant and Equipment
Land	21.4	21.2
Buildings and improvements	203.3	209.6
Equipment	433.4	439.3

Total property, plant & equipment	658.1	670.1
Accumulated depreciation	(377.5)	(367.7)

Property, plant and equipment, net	280.6	302.4
Goodwill	122.6	1,110.5
Intangible Assets, net of amortization	50.7	67.0
Other Assets	133.6	155.0

Total Assets	$2,561.3	$3,746.6

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$69.3	$91.3
Accrued compensation	57.2	49.1
Restructuring and other charges	12.3	10.8
Income taxes	64.9	83.8
Stock loan	251.5	291.0
Deferred revenue	26.9	30.0
Other accrued liabilities	98.7	117.0

Total Current Liabilities	580.8	673.0

Long-Term Restructuring Liabilities	13.6	14.4
Income Taxes	58.2	78.9
Other Long-Term Liabilities	60.4	67.0

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value;
495,250,249 and 493,900,528 shares issued	4.9	4.9
Additional paid-in capital	1,481.0	1,459.5
Treasury stock, at cost: 97,240,412 and 75,177,591 shares	(941.6)	(796.7)
Retained earnings	1,170.4	2,113.3
Accumulated other comprehensive income	133.6	132.3

Total Stockholders’ Equity	1,848.3	2,913.3

Total Liabilities and Stockholders’ Equity	$2,561.3	$3,746.6

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months
	9/26/08	9/28/07
In millions
Operating Activities
Net (loss) earnings	$(942.9)	$58.7
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	67.0	68.6
Loss on disposal of property, plant and equipment	7.2	1.6
Goodwill impairment	988.3	—
Equity-based compensation	20.9	23.7
Deferred income taxes	(19.9)	14.9
Excess tax benefits from equity-based compensation	—	(0.9)
Restructuring and other charges	23.2	5.6
Other than temporary impairment charge	1.4	—
Net changes in assets and liabilities:
Accounts receivable	39.1	73.9
Inventories	8.2	6.0
Miscellaneous receivables and other current assets	1.1	(2.5)
Other assets	13.9	12.6
Accounts payable	(24.2)	(40.3)
Restructuring and other charges	(22.5)	(7.2)
Deferred revenue	(3.1)	(20.9)
Other accrued liabilities	(7.5)	(31.4)
Income taxes	(16.0)	(39.5)
Other long-term liabilities	(4.5)	3.1

Net Cash Provided by Operating Activities	129.7	126.0

Investing Activities
Capital expenditures	(33.1)	(37.5)
Disposals of property, plant and equipment	0.2	0.1
Payments for purchases of investments	(1,034.9)	(686.1)
Proceeds from sales and maturities of investments	1,476.1	706.0

Net Cash Provided by (Used for) Investing Activities	408.3	(17.5)

Financing Activities
Proceeds from issuance of common stock under stock plans	0.8	30.4
Repurchase of common stock	(144.9)	(51.0)
Excess tax benefits from equity-based compensation	—	0.9

Net Cash Used for Financing Activities	(144.1)	(19.7)

Effect of Exchange Rate Changes on Cash	—	1.6

Net Increase in Cash and Cash Equivalents	393.9	90.4
Cash and Cash Equivalents - Beginning of Year	213.0	153.6

Cash and Cash Equivalents - End of Period	$606.9	$244.0

The accompanying notes are an integral part of these statements.

TELLABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IN MILLIONS, EXCEPT SHARE AND PER-SHARE DATA

1. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial statements, the requirements of Form 10-Q and applicable rules of the U.S. Securities and Exchange Commission’s Regulation S-X. Therefore, they do not include all disclosures normally required by U.S. generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein are to be read in conjunction with our Annual Report on Form 10-K for the year ended December 28, 2007.

In our opinion, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

2. New Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and how those accounting principles should be used in preparing financial statements in accordance with U.S. generally accepted accounting principles. This statement is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to Auditing Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 will have no impact on our financial statements.

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

SFAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. SFAS 161 will not impact our financial position or results of operations because it only affects financial statement disclosures.

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

SFAS 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on our financial statements. However, it could impact our accounting for future transactions.

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

We adopted the provisions of SFAS 157, Fair Value Measurements, for all financial assets and liabilities and recurring non-financial assets and liabilities and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS 115, on December 29, 2007. The adoption of these standards had no effect on our beginning retained earnings or current earnings. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, an amendment to the Fair Value Measurements standard. Based on the provisions of FSP FAS 157-2, we have deferred adoption of SFAS 157 to fiscal year 2009 for all non-recurring non-financial assets that include property, plant and equipment, goodwill and intangible assets. See Note 5, Fair Value Measurements for additional information.

3. Restructuring and Other Charges

On January 21, 2008, management committed to a plan to improve gross profit margins and reduce operating expenses. The pretax restructuring charges for this plan are approximately $12 million, which includes $7 million in severance charges for workforce reductions of approximately 210 employees and $5 million in facility- and asset-related charges. We incurred $2.8 million in the third quarter of 2008 and $12.3 million for the first nine months of 2008. Remaining actions under this plan are anticipated to be completed by the end of the first quarter of 2009. Estimated cash payments are expected to be a total of approximately $11 million, of which $6 million was paid in the first nine months of 2008, primarily related to severance. The remaining cash payments consist of approximately $2 million related to severance, expected to be completed in 2009, and $3 million for net lease obligations that expire through 2012.

On April 30, 2008, management initiated a plan to consolidate several facilities as a result of the discontinuation of the Tellabs® 8865 optical line terminal. The facility consolidations were also impacted by the headcount reductions that were announced in September 2007 and again in January 2008. We incurred $6.4 million in the third quarter of 2008 and $11.1 million for the first nine months of 2008, of which $11.0 million was for facility reductions and fixed asset write-downs and $0.1 million was for other obligations. Actions under this plan were completed in the third quarter of 2008.

In addition, we recorded a reduction of $0.1 million in the third quarter of 2008 and $0.2 million for the first nine months of 2008 relating to prior restructuring plans primarily for facility-related charges and severance related to the 2007 restructuring plans.

As of September 26, 2008, we had $25.9 million accrued for restructuring plans. The 2008 restructuring plan balance of $9.9 million consists of $2.3 million in cash severance that we expect to pay through the third quarter of 2009 and $7.6 million in net lease obligations that expire by 2014. The 2007 restructuring plan balance of $0.4 million consists of cash severance that we expect to pay through the first quarter of 2009. The $15.6 million balance for previous restructuring plans for the years 2001 through 2006 relate to net lease obligations that expire by 2012.

The following table summarizes restructuring and other charges recorded for the plans mentioned above, as well as adjustments to reserves recorded for prior restructurings:

	Third Quarter		Nine Months
	9/26/08	9/28/07	9/26/08	9/28/07
Severance and other termination benefits	$(0.5)	$5.6	$6.8	$5.6
Facility and other exit costs	9.6	—	15.8	—
Other obligations	—	—	0.6	—

Total restructuring and other charges	$9.1	$5.6	$23.2	$5.6

The following table summarizes restructuring and other charges activity, by segments, for the third quarter and nine months of 2008, and the status of the reserves at September 26, 2008:

		Third Quarter Activity
	Balance at 6/27/08	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 9/26/08
2008 Restructuring Plans
Broadband	$2.7	$9.0	$(1.9)	$(1.4)	$8.4
Transport	1.3	0.3	(0.5)	(0.2)	0.9
Services	1.2	(0.1)	(0.5)	—	0.6

Subtotal 2008 Restructuring	5.2	9.2	(2.9)	(1.6)	9.9

2007 Restructuring Plans
Broadband	0.6	—	(0.2)	—	0.4
Transport	—	—	—	—	—

Subtotal 2007 Restructuring	0.6	—	(0.2)	—	0.4

Previous Restructuring Plans
Broadband	4.4	—	(0.6)	—	3.8
Transport	13.1	(0.1)	(1.2)	—	11.8

Subtotal Previous Restructuring	17.5	(0.1)	(1.8)	—	15.6

Total All Restructuring Plans	$23.3	$9.1	$(4.9)	$(1.6)	$25.9

		Nine Months Activity
	Balance at 12/28/07	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 9/26/08
2008 Restructuring Plans
Broadband	$—	$17.7	$(3.0)	$(6.3)	$8.4
Transport	—	2.9	(0.8)	(1.2)	0.9
Services	—	2.8	(2.0)	(0.2)	0.6

Subtotal 2008 Restructuring	—	23.4	(5.8)	(7.7)	9.9

2007 Restructuring Plans
Broadband	3.6	(0.2)	(3.0)	—	0.4
Transport	0.4	—	(0.4)	—	—

Subtotal 2007 Restructuring	4.0	(0.2)	(3.4)	—	0.4

Previous Restructuring Plans
Broadband	5.5	0.1	(1.8)	—	3.8
Transport	15.7	(0.1)	(3.8)	—	11.8

Subtotal Previous Restructuring	21.2	—	(5.6)	—	15.6

Total All Restructuring Plans	$25.2	$23.2	$(14.8)	$(7.7)	$25.9

1 Other activities include the effects of currency translation, write-downs of property, plant and equipment to be disposed, and other changes in the reserve that do not flow through restructuring expense.

For a discussion of restructuring activity subsequent to the third quarter of 2008, see Subsequent Event on page 22 of “Management’s Discussion and Analysis of Results of Operations and Financial Condition”.

4. Goodwill and Intangible Assets

In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, we review goodwill annually for impairment, unless potential interim indicators exist that could result in impairment. Because market capitalization was less than book value for a sustained period and the continuation of challenging market conditions, we performed an interim step one analysis on all three operating segments: Broadband, Transport and Services. The fair values of each of the operating segments for goodwill impairment testing were estimated using the expected present value of future cash flows, using estimates, judgments and assumptions that management believed were appropriate for the circumstances.

Based on the step one analysis, we determined the fair values of the Broadband and Transport segments to be less than the carrying values, requiring a step two analysis for these two segments. Based on the step two analysis, the implied fair value of goodwill was less than the carrying value of goodwill for both segments, resulting in a goodwill impairment charge in the third quarter of 2008. The total impairment recorded was $988.3 million, of which $594.2 million related to the Broadband segment and $394.1 million related to the Transport segment, completely eliminating their goodwill balances. The Services segment did not incur an impairment of its goodwill since the fair value of the segment was determined to be greater than the carrying value. The Services segment has a balance of $122.6 million of goodwill.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, intangible assets are reviewed for impairment when events or circumstances indicate that its carrying amount may not be recoverable. Based on recent business conditions, a review of intangible assets was completed for the third quarter of 2008. Based on this review, we recorded an impairment of $0.6 million for impaired developed technology related to the Tellabs® 1100 access platform due to reduced demand. The impairment adjustment is included in Intangible asset amortization.

5. Fair Value Measurements

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining fair value for recurring financial assets and liabilities, we separate financial instruments into three categories: marketable securities, other marketable securities and stock loan and derivative financial instruments. These assets and liabilities are all valued based on the market approach that uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at September 26, 2008
Description	Balance at 9/26/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$94.1	$94.1	$—	$—
U.S. government-sponsored enterprise (agency) debt obligations	107.0	—	107.0	—
Municipal tax-exempt debt obligations	29.7	—	29.7	—
Corporate debt and asset-backed obligations	95.7	—	95.7	—
Foreign government debt obligations	233.7	—	233.7	—
Preferred and common stocks	—	—	—	—
Other marketable securities	251.5	251.5	—	—
Derivative financial instruments	0.2	—	0.2	—

Total Assets	$811.9	$345.6	$466.3	$—

Liabilities
Stock loan	$251.5	$251.5	$—	$—

Total Liabilities	$251.5	$251.5	$—	$—

Fair Value Option

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS 115. SFAS 159 allows a fair value option election for certain financial assets and liabilities with changes in fair value recognized in earnings as they occur. SFAS 159 allows the fair value option election on an instrument by instrument basis at initial recognition. We adopted the provisions of SFAS 159 on December 29, 2007. At December 29, 2007 (date of adoption), and as of September 26, 2008, we did not elect the fair value option for any eligible financial assets and liabilities.

6. Derivative Financial Instruments

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

Derivative financial contracts involve elements of market and credit risk not recognized in the financial statements. The market risk that results from these contracts relates to changes in foreign currency exchange rates, which generally are offset by changes in the value of the underlying assets or liabilities being held. Credit risk relates to the risk of nonperformance by a counterparty to one of our derivative contracts. We do not believe there is a significant credit risk associated with our hedging activities. We monitor the counterparties’ credit ratings and other market data to minimize credit risk. In addition, we also limit the aggregate contract amount entered into with any one financial institution to mitigate credit risk.

Non-designated Hedges

We use derivative contracts to manage overall foreign currency exposures that are remeasured through income. We record these contracts on the balance sheet at fair value. Changes in the fair value of these contracts, excluding forward points, are included in earnings as part of Other expense, net. We had net losses of $0.8 million in the third quarter of 2008 and net gains of $0.3 million in the first nine months of 2008, compared with net losses of $2.2 million in the third quarter of 2007 and $1.4 million in the first nine months of 2007. Receivables resulting from the contracts are included in Miscellaneous receivables and other current assets, while payables from the contracts are included as part of Other accrued liabilities. In the third quarter of 2008, we recorded expense of $0.5 million related to forward points in Other expense, net. We do not engage in hedging specific individual transactions. We held derivatives designated as non-designated hedges at the end of the quarter.

Cash Flow Hedges

We use derivative contracts designated as cash flow hedges to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conducted monthly effectiveness tests of our derivative contracts on a spot-to-spot basis, which excludes forward points. In the third quarter of 2008, we recorded expense of $0.6 million related to forward points in Other expense, net. Effective gains and losses from derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions are realized, at which point they are reclassified to Other cost of revenue. Ineffectiveness of derivative contracts is recorded to Other expense, net. We did not have any ineffective derivative contracts in the third quarter of 2008 or 2007. If it becomes probable that an anticipated transaction that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other expense, net. At September 26, 2008, we had an unrealized gain of $1.9 million in Accumulated other comprehensive income, which is expected to be reclassified to income within the next twelve months at the prevailing market rate. We held derivatives designated as cash flow hedges at the end of the quarter.

The following table summarizes the impact of cash flow hedges on Accumulated other comprehensive income (net of tax):

	Third Quarter		Nine Months
	9/26/08	9/28/07	9/26/08	9/28/07
Unrealized loss at beginning of period	$(2.7)	$(0.3)	$(0.4)	$(0.2)
Net gain (loss) during the period	3.8	(0.2)	(0.3)	(0.3)
Reclassification to expense	0.8	0.1	2.6	0.1

Unrealized gain (loss) at end of period	$1.9	$(0.4)	$1.9	$(0.4)

Net Investment Hedges

During the third quarter of 2008, we entered into foreign currency forward contracts to hedge a portion of our net investment in one of our foreign subsidiaries to reduce economic currency risk. Changes in the fair value of these contracts due to Euro exchange rate fluctuations are recorded as foreign currency translation adjustments within Accumulated other comprehensive income. As of September 26, 2008, we had an unrealized gain of $3.3 million in Accumulated other comprehensive income. Forward points on the contracts are recorded in Other expense, net. In the third quarter of 2008, we recorded expense of $0.1 million related to forward points in Other expense, net. We held net investment hedges for the aggregate contract amount of 75 million Euros at the end of the quarter.

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

Our estimate of warranty liability involves many factors, including the number of units shipped, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the amounts as necessary. We classify the portion of warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of warranty liability that we expect to incur more than 12 months in the future as a long-term liability. The product warranty activity for the third quarter and first nine months of 2008 represents a lower number of returns. Product warranty liabilities are as follows:

	Third Quarter		Nine Months
	9/26/08	9/28/07	9/26/08	9/28/07
Balance – beginning of period	$44.6	$46.6	$49.1	$45.0
Accruals for product warranties issued	1.0	7.2	3.3	19.3
Settlements	(0.9)	(4.5)	(5.2)	(11.8)
Other adjustments to accruals for product warranties issued	(2.3)	(0.8)	(4.8)	(4.0)

Balance – end of period	$42.4	$48.5	$42.4	$48.5

Balance sheet classification - end of period			Balance at 9/26/08	Balance at 9/28/07
Other accrued liabilities			$21.0	$22.7
Other long-term liabilities			21.4	25.8

Total product warranty liabilities			$42.4	$48.5

8. Equity-Based Compensation

The Tellabs, Inc. 2004 Incentive Compensation Plan provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units. Our stockholders previously approved 53,889,977 shares for grant under the plan, of which 33,398,501 remain available for grant at September 26, 2008. Under the 2004 plan and predecessor plans, we granted awards at market value on the date of grant. On April 24, 2008, stockholders approved the Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan, which authorized an additional 14,750,000 shares for issuance.

Stock Options

Stock options granted in the first nine months of 2008 and 2007 generally vest over three years from the date of the grant. We recognize compensation expense on a straight-line basis over the service period based on the fair value of the stock options on the grant date. Compensation expense for stock options was $1.8 million for the third quarter of 2008, $9.0 million for the first nine months of 2008, $4.4 million for the third quarter of 2007 and $17.3 million for the first nine months of 2007. Options granted but unexercised generally expire 10 years from the grant date.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted average fair value of current period stock option grants:

	Nine Months
	9/26/08	9/28/07
Expected volatility	45.6%	41.3%
Risk-free interest rate	3.1%	4.6%
Expected term (in years)	4.5	4.6
Expected dividend yield	0.0%	0.0%

We based our calculation of expected volatility on a combination of historical and implied volatility for options granted in the first nine months of 2008 and 2007. We based the risk-free interest rate on the U.S. Treasury yield curve in effect at the date of grant. We estimated the expected term of the options using their vesting period, post-vesting employment termination behavior and historical exercise patterns.

The following is a summary of stock option activity during 2008 as of September 26, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – beginning of year	36,988,654	$17.25
Granted	1,667,900	$5.43
Exercised	(246,210)	$3.03
Forfeited/expired	(3,848,220)	$14.80

Outstanding – end of period	34,562,124	$17.05	4.4	$0.5

Exercisable – end of period	31,220,958	$17.99	3.9	$0.5
Shares expected to vest	33,992,731	$17.19	4.3	$0.5
Weighted average fair value of options granted during the quarter		$2.26

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of September 26, 2008, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the third quarter of 2008 was $0.2 million.

As of September 26, 2008, we had $9.3 million of unrecognized compensation cost related to stock options, which we expect to recognize over a weighted average period of 1.9 years.

Cash-Settled Stock Appreciation Rights

The Tellabs, Inc. 2004 Incentive Compensation Plan also provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the plans. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. These cash payments were negligible in the third quarter and first nine months of 2008 and negligible in the third quarter and first nine months of 2007. The cash-settled SARs are generally assigned 10-year terms and typically vest over three years from the grant date. At September 26, 2008, there were 258,786 cash-settled SARs outstanding with exercise prices that ranged from $4.65 to $70.06. The weighted average price of the 65,700 cash-settled SARs granted in the first nine months of 2008 was $5.55 and the weighted average price of the 114,743 cash-settled SARs granted in the first nine months of 2007 was $10.70.

Restricted Stock

We granted 2,145,603 restricted shares in the first nine months of 2008 and 1,450,146 restricted shares in the first nine months of 2007. Of the shares granted in the first nine months of 2008, 2,005,603 shares vest over a three-year period, 100,000 shares vest over a two-year period, and 40,000 shares vest over a one-year period. Of the shares granted in the first nine months of 2007, 1,415,146 shares vest over a two-year period and 35,000 shares vest over a one-year period. We recognize compensation expense on a straight-line basis over the vesting periods based on the market price of our stock on the grant date. Compensation expense was $3.5 million for the third quarter of 2008, $11.8 million for the first nine months of 2008, $2.8 million for the third quarter of 2007 and $6.3 million for the first nine months of 2007. The weighted average issuance price of restricted stock granted in the first nine months of 2008 was $5.50 per share and the weighted average issuance price of restricted stock granted in the first nine months of 2007 was $10.50 per share. Non-vested stock award activity for 2008 follows:

	Nine Months
	9/26/08
	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	3,221,011	$10.28
Granted	2,145,603	$5.50
Vested	(1,047,230)	$11.46
Forfeited	(389,460)	$9.29

Non-vested – end of period	3,929,924	$7.46

As of September 26, 2008, we had $20.7 million of unrecognized compensation cost related to restricted stock, which we expect to recognize over a weighted average period of 1.0 years.

Performance Stock Units

We granted 777,000 performance stock units (PSUs) in the first nine months of 2008 and 375,000 PSUs in the third quarter of 2007. We did not grant PSUs in the first six months of 2007. The PSUs granted in the first nine months of 2008 entitle the recipients to receive shares of our common stock commencing in March 2009, contingent on the achievement of our operating income and revenue-based targets for the 2008 fiscal year. Following achievement of these financial measures and subject to continued employment, one-third of such shares will be issued in annual installments in March 2009, March 2010 and March 2011. At minimum target performance, we will issue one-half share for each PSU granted and at maximum target performance, we will issue two shares for each PSU granted. The weighted average price of PSUs granted in the first nine months of 2008 was $5.40 per share. Due to a decline in operating performance relative to targets, compensation expense for PSUs was a credit of $0.2 million for the third quarter of 2008, expense of $0.1 million for the first nine months of 2008, a credit of $0.6 million for the third quarter of 2007 and a credit of $0.4 million for the first nine months of 2007. PSU activity for 2008 follows:

	Nine Months
	9/26/08
	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	555,000	$12.07
Granted	777,000	$5.40
Vested	(44,000)	$11.37
Cancelled	(567,000)	$11.47

Non-vested – end of period	721,000	$5.40

As of September 26, 2008, we had no unrecognized compensation cost related to PSUs, based on target performance.

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, stock appreciation rights, restricted stock, performance stock units and our employee stock purchase plan (suspended effective April 25, 2007):

	Third Quarter		Nine Months
	9/26/08	9/28/07	9/26/08	9/28/07
Cost of revenue – products	$0.5	$0.5	$1.8	$1.8
Cost of revenue – services	0.6	0.8	2.6	2.6
Research and development	1.7	2.7	7.1	9.2
Sales and marketing	1.0	1.4	4.1	4.8
General and administrative	1.2	1.2	5.3	5.3

Equity-based compensation expense before income taxes	5.0	6.6	20.9	23.7
Income tax benefit	1.7	2.2	7.2	8.1

Total equity-based compensation expense after income taxes	$3.3	$4.4	$13.7	$15.6

9. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for the retiree medical plan:

	Third Quarter		Nine Months
	9/26/08	9/28/07	9/26/08	9/28/07
Service cost	$0.3	$0.2	$0.7	$0.8
Interest cost	0.1	0.2	0.5	0.6
Expected return on plan assets	(0.1)	(0.1)	(0.4)	(0.3)

Net periodic benefit cost	$0.3	$0.3	$0.8	$1.1

We currently do not anticipate contributing to the plan in 2008, as it is adequately funded at this time.

10. Income Taxes

We recorded an income tax expense of $17.5 million for the third quarter and income tax benefit of $9.8 million for the first nine months of 2008. During the first nine months of 2008, we recorded a benefit of $34.8 million related to the resolution of federal income tax audits for the periods 2001 through 2005. The third quarter includes a charge of approximately $5.7 million for a valuation allowance established against our domestic deferred tax assets resulting largely from the impairment of goodwill. Excluding the benefit for the resolution of audits, our effective tax rate was (1.8%) for the third quarter and (2.6%) for the first nine months of 2008. Our effective rate differs from the U.S. federal statutory rate of 35% due to the impact of the impairment of goodwill as well as the impact of earnings from foreign operations that are taxed at lower rates.

According to the provisions of SFAS 109, Accounting for Income Taxes, we are permitted to carry deferred tax assets on our balance sheet at full value as long as it is “more likely than not” that the deductions, losses or credits generating such deferred tax assets will be used in the future. Alternatively, we are required to record a valuation allowance against deferred tax assets if this test cannot be met. At September 26, 2008, we have domestic deferred tax assets on our balance sheet, and due to the goodwill impairment, we are in a cumulative loss position for the current and prior two years. A company in a cumulative loss position would have a difficult, perhaps impossible, task supporting a position that utilization of its deferred tax assets was more likely than not to occur. While management believes that the full value of our deferred taxes will be realized over time, we have determined that, based on U.S. GAAP, it was appropriate to record a valuation allowance against our domestic deferred tax assets.

The balance of our gross unrecognized tax benefits at September 26, 2008 was $28.4 million compared with $63.8 million at December 28, 2007, representing a decrease of $35.4 million for the year. The total unrecognized tax benefit at September 26, 2008, included accruals, net of federal benefit, of $18.0 million, that if recognized would impact the effective tax rate, and $14.4 million, that if recognized, would decrease goodwill associated with prior acquisitions. We continue to recognize interest and penalties related to income tax matters as part of our income tax expense. Our tax provision included interest of $0.9 million for the third quarter and $2.6 million for the first nine months of 2008. The balance of interest and penalties accrued at September 26, 2008 was $10.1 million.

It is reasonably possible that unrecognized benefits related to federal and state income taxes will decrease by approximately $32.5 million as a result of the settlement of audits or the expiration of statute of limitations within the next 12 months.

It is reasonably possible that unrecognized benefits related to foreign income taxes will decrease by approximately $0.5 million as a result of the settlement of audits or the expiration of statute of limitations within the next 12 months.

11. Comprehensive (Loss) Income

Comprehensive (loss) income for the third quarter and first nine months of 2008 and 2007 consists of the following:

	Third Quarter		Nine Months
	9/26/08	9/28/07	9/26/08	9/28/07
Net (loss) earnings	$(998.5)	$3.6	$(942.9)	$58.7
Other comprehensive income:
Foreign currency translation adjustments	(33.4)	19.8	4.6	27.7
Unrealized gain (loss) on available-for-sale securities, net of tax	0.1	3.1	(5.5)	(0.1)
Fair value adjustments of cash flow hedges, net of tax	4.5	0.2	2.2	0.3

Comprehensive (loss) income	$(1,027.3)	$26.7	$(941.6)	$86.6

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

The Transport segment includes solutions that enable service providers to transport service and manage optical bandwidth by adding capacity when and where it’s needed. Wireline and wireless carriers use these products within the metropolitan portion of their transport networks to support wireless services, business services for enterprise customers, and triple-play voice, video and data services for residential customers. Product offerings include the Tellabs® 3000 voice quality enhancement products, the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 5500 NGX transport switch and the Tellabs® 7100 optical transport system (OTS).

The Services segment delivers deployment, support, professional consulting, training and systems integration services to our customers. These services support all phases of the network: planning, building and operating.

We define segment profit (loss) as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, the impact of equity-based compensation (which includes restricted stock and performance stock units granted after June 30, 2006, and stock options), and the goodwill impairment charge.

Financial information for each operating segment is as follows:

Revenue

	Third Quarter		Nine Months
	9/26/08	9/28/07	9/26/08	9/28/07
Broadband	$259.3	$279.2	$692.9	$744.3
Transport	109.5	123.2	456.1	537.1
Services	55.3	55.5	171.7	162.9

Total segment revenue	$424.1	$457.9	$1,320.7	$1,444.3

Segment Profit and Reconciliation to Operating (Loss) Earnings

	Third Quarter		Nine Months
	9/26/08	9/28/07	9/26/08	9/28/07
Broadband	$48.5	$23.1	$80.3	$7.5
Transport	21.7	21.5	131.7	213.4
Services	20.8	17.1	56.5	53.4

Total segment profit	91.0	61.7	268.5	274.3
Sales and marketing expenses	(42.9)	(41.8)	(129.5)	(132.0)
General and administrative expenses	(23.7)	(23.5)	(75.0)	(74.8)
Equity-based compensation not included in segment profit	(2.8)	(4.0)	(11.5)	(12.9)
Intangible asset amortization	(6.2)	(5.6)	(17.4)	(16.9)
Restructuring and other charges	(9.1)	(5.6)	(23.2)	(5.6)
Goodwill impairment	(988.3)	—	(988.3)	—

Operating (loss) earnings	$(982.0)	$(18.8)	$(976.4)	$32.1

The segments use many of the same assets. For internal reporting purposes, we do not allocate assets by segment and therefore no asset, depreciation and amortization, or capital expenditure by segment information is provided to our chief operating decision maker.

13. Stock Repurchase Programs

On January 24, 2008, our Board of Directors authorized a one-year extension of the purchase of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of September 26, 2008, we purchased 7.2 million shares of our common stock under this program since February 2006, at a total cost of $91.7 million, including $0.4 million (66,571 shares) in the third quarter of 2008 and $0.8 million (0.1 million shares) in the first nine months of 2008.

On July 31, 2006, our Board of Directors authorized a repurchase program of up to $300 million of our outstanding common stock. As of February 1, 2008, we purchased 37.0 million shares of our common stock under this program at a total cost of $300 million, completing this program. This total includes purchases of $29.9 million (4.6 million shares) in the first nine months of 2008.

On November 8, 2007, our Board of Directors authorized a repurchase program of up to $600 million of our outstanding common stock. As of September 26, 2008, we purchased 17.0 million shares of our common stock under this program at a total cost of $112.7 million, leaving $487.3 million available to be purchased under this program.

Since the beginning of the second quarter of 2008, we significantly reduced share repurchases, as we re-evaluate uses of cash as we work to position the company for future growth, and in light of capital market conditions. Although we may resume our repurchase activity at levels experienced in prior periods, we provide no assurance that we will not change our repurchase activity in the future.

In addition, in the third quarter of 2008, we purchased 261,994 shares for $1.3 million to cover withholding taxes on shares issued under employee stock plans. In the first nine months of 2008, we purchased 300,137 shares for $1.5 million under this program.

We record repurchased shares as Treasury stock.

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

The Broadband segment includes the access, managed access and data product portfolios that facilitate the delivery of bundled triple-play services and next-generation wireline and wireless services. We earn revenue from the Broadband segment globally. Revenue from access products is earned primarily in North America for the support of copper-based and fiber-based networks. Access product revenue is driven by consumer demand for the triple-play of bundled voice, video and high-speed Internet/data services in addition to competition among traditional telecommunications companies and cable service operators to be the sole provider of triple-play services. Revenue for managed access products is earned primarily outside North America. Managed access product revenue is driven by business services for voice and high-speed data as well as network access services for wireless communications. Revenue from data products is earned globally. Data product revenue is driven by consumer demand for wireless and wireline carriers to deliver business services and next-generation wireless services.

The Transport segment includes digital cross-connect systems, packet transport systems and voice quality enhancement products. These products enable service providers to manage bandwidth, improve voice quality and transport traffic by adding capacity when and where it is needed. Revenue from the Transport segment is primarily earned in North America. Transport product revenue is driven by the needs of service providers to support wireless services, business services for enterprises and triple-play voice, video and data services for consumers.

The Services segment delivers deployment, support, professional consulting, training and systems integration services to Tellabs customers. These services support various phases of the network including planning, installation and on-going support. Revenue from the Services segment is earned globally. Deployment service revenue makes up almost half of Services revenue, which arises primarily from sales of transport products in North America, and tends to lag product sales by approximately one fiscal quarter. In addition, revenue comes from support agreements, professional consulting and training.

We operate in a dynamic industry in which both our customers and competitors have consolidated, creating more pricing pressure. In the first nine months of 2008, North American wireless customers purchased at reduced levels, particularly the Tellabs® 5500 digital cross-connect system, thus adversely affecting our overall revenue and profitability. It is not clear whether or when these customers will resume spending at previous levels.

We continue to transform the company from a business based primarily on the circuit-switched Time Division Multiplexing (TDM) technology used in digital cross-connect and managed access products to a business based on packet-switching and Internet Protocol (IP) technology used in converged transport, access and multi-service data products. These products are taking root as service providers transform their networks to next-generation capabilities. Some of these products carry gross profit margins lower than our historical average. The mix of products can affect overall profitability in any given quarter.

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

Management continues to prepare and implement initiatives to improve overall performance. On January 21, 2008, we committed to a plan to bring operating expenses as well as cost to produce products and deliver services in line with current revenue and market conditions. On April 30, 2008, management initiated a plan to consolidate several facilities as a result of the discontinuation of the Tellabs® 8865 OLT and headcount reductions announced in September 2007 and January 2008. On October 20, 2008, management initiated a restructuring plan that resizes Tellabs’ business to reflect market conditions. Restructuring actions include reducing future investment in access products and freeing up resources to focus on data and transport products. To further improve financial performance and fund growth initiatives, we plan to free up resources to create innovative products and services that help customers succeed.

RESULTS OF OPERATIONS

For the third quarter of 2008, revenue was $424.1 million, down 7.4% from $457.9 million in the third quarter of 2007 due to revenue declines in the Broadband and Transport segments. Year-to-date, revenue was $1,320.7 million, down 8.6% from $1,444.3 million in 2007. Revenue declines in the first nine months of 2008 from the Broadband and Transport segments were partially offset by higher revenue in the Services segment.

Consolidated gross margin was 38.2% in the third quarter, an increase of 6.7 percentage points from 31.5% in the third quarter of 2007, which was the result of an improved product and services mix as well as the realization of cost reductions. On a nine-month basis, consolidated gross margin improved by 1.2 percentage points to 37.1% from 35.9% in 2007, which was the result of an improved product mix and cost reductions.

Operating expenses increased by $981.1 million to $1,144.2 million in the third quarter of 2008, compared with $163.1 million in the third quarter of 2007 as a result of a goodwill impairment charge of $988.3 million. Excluding the goodwill impairment charge and restructuring and other charges, operating expenses decreased by $10.7 million, led by savings from the previously announced cost-reduction program pursuant to which we expect to reduce annual costs and expenses by approximately $100 million by 2009. On a nine-month basis, operating expenses were $1,466.7 million, up $981.0 million compared with the first nine months of 2007 as a result of the goodwill impairment charge. Excluding the goodwill impairment charge and restructuring and other charges, operating expenses decreased by $24.9 million, led by savings from the previously announced cost-reduction program.

Net loss for the third quarter of 2008 was $998.5 million or $2.51 per share compared with net earnings of $3.6 million or $0.01 per share (basic and diluted) in the same period of 2007. Net loss for the nine-month period in 2008 was $942.9 million or $2.35 per share compared with net earnings of $58.7 million or $0.13 per share (basic and diluted) for the first nine months of 2007. The net loss in both 2008 time periods was the result of a goodwill impairment charge of $988.3 million.

Revenue (in millions)

	Third Quarter			Nine Months
	2008	2007	Change	2008	2007	Change
Products	$368.8	$402.4	(8.3)%	$1,149.0	$1,281.4	(10.3)%
Services	55.3	55.5	(0.4)%	171.7	162.9	5.4%

Total revenue	$424.1	$457.9	(7.4)%	$1,320.7	$1,444.3	(8.6)%

Revenue from products decreased $33.6 million in the third quarter of 2008 compared with the third quarter of 2007. On a nine-month basis, revenue from products decreased $132.4 million compared with the first nine months of 2007. The decrease for both time periods was due to lower Broadband segment and Transport segment revenue. Broadband segment revenue benefited from data and managed access product-portfolio revenue growth but was offset by lower access product revenue. Revenue declines in the Transport segment for both time periods were due to lower revenue from digital cross-connects. Revenue from the Tellabs® 7100 optical transport system (OTS) was significantly higher for the first nine months of 2008 from the comparable period in 2007 and was flat in the third quarter of 2008 compared with the third quarter of 2007.

Services revenue slightly decreased by $0.2 million in the third quarter of 2008 compared with the same period in 2007. On a nine-month basis, services revenue increased $8.8 million compared with the first nine months of 2007. For the first nine months, professional and support services revenue increased, which offset the decrease in deployment services revenue.

On a geographic basis, revenue from customers in North America (United States and Canada) was $263.8 million in the third quarter of 2008, down 18.8% from the year ago quarter. Revenue from customers outside North America was $160.3 million in the third quarter of 2008, up 20.6% from the year ago quarter. On a nine-month basis, North America revenue was $900.6 million, down 16.6% from a year ago. Revenue from customers outside North America was $420.1 million, up 15.2% from a year ago. For the quarter and first nine months of 2008, revenue from customers outside North America benefited from the strengthening of the Euro against the U.S. Dollar and from growth in our business outside North America.

Gross Margin

	Third Quarter			Nine Months
	2008	2007	% Point Change	2008	2007	% Point Change
Products	38.5%	31.8%	6.7%	38.0%	36.4%	1.6%
Services	36.3%	29.7%	6.6%	31.3%	31.4%	(0.1)%
Consolidated	38.2%	31.5%	6.7%	37.1%	35.9%	1.2%

Products gross margin improved in the third quarter compared with the same period in 2007 primarily due to cost reductions on the Tellabs 7100 OTS and the Tellabs® 1600 Optical Network Terminal (ONT) and a product mix with higher data and managed access product revenue. For the first nine months of 2008, overall product gross margin increased compared with the same period in 2007. The increase was primarily due to margin improvements, which includes the Tellabs 7100 OTS and Tellabs® 1600 ONT, but was partially offset by a product mix with fewer digital cross-connects but more data and managed access products.

Services gross margin increased in the third quarter but was about flat in the first nine months of 2008, compared with the same periods in 2007. The increase in the third quarter reflects growth in higher margin professional services and support services revenue coupled with a decline in lower margin deployment services revenue. The flat year-to-date results reflect continued investment in our services business outside the United States.

Operating Expenses (in millions)

	Third Quarter			Percent of Revenue
	2008	2007	Change	2008	2007
Research and development	$74.0	$86.6	$(12.6)	17.4%	18.9%
Sales and marketing	42.9	41.8	1.1	10.1%	9.1%
General and administrative	23.7	23.5	0.2	5.6%	5.1%

Subtotal	140.6	151.9	(11.3)	33.2%	33.2%

Intangible asset amortization	6.2	5.6	0.6
Restructuring and other charges	9.1	5.6	3.5
Goodwill impairment	988.3	—	988.3

Total operating expenses	$1,144.2	$163.1	$981.1

	Nine Months			Percent of Revenue
	2008	2007	Change	2008	2007
Research and development	$233.3	$256.4	$(23.1)	17.7%	17.8%
Sales and marketing	129.5	132.0	(2.5)	9.8%	9.1%
General and administrative	75.0	74.8	0.2	5.7%	5.2%

Subtotal	437.8	463.2	(25.4)	33.1%	32.1%

Intangible asset amortization	17.4	16.9	0.5
Restructuring and other charges	23.2	5.6	17.6
Goodwill impairment	988.3	—	988.3

Total operating expenses	$1,466.7	$485.7	$981.0

Operating expenses increased by $981.1 million to $1,144.2 million in the third quarter of 2008, compared with $163.1 million in the third quarter of 2007. Excluding the goodwill impairment and restructuring and other charges, operating expenses decreased by $10.7 million. For the first nine months of 2008, operating expenses increased by $981.0 million to $1,466.7 million compared with $485.7 million in the same period in 2007. Excluding the goodwill impairment and restructuring and other charges, operating expenses decreased by $24.9 million. Decreased operating expenses in the third quarter and the first nine months of 2008 reflect savings from the previously announced cost-reduction program despite the negative impact of the strengthening of the Euro against the U.S. Dollar.

Restructuring and other charges for the third quarter of 2008 primarily reflect accelerated depreciation and fixed asset write- downs due to the consolidation of several facilities and the discontinuation of the Tellabs 8865® optical line terminal announced in April 2008. For the first nine months of 2008, restructuring and other charges primarily consist of severance and facility-related costs and reflect cost-reductions from the $100 million program, announced in the first quarter of 2008, as well as the previously mentioned consolidation of several facilities announced in April 2008.

$100 million Cost-Reduction Program

On January 21, 2008, management initiated a program to improve gross profit margins and reduce operating expenses. Through restructuring plans announced since September 2007 and other cost savings initiatives, approximately $100 million in annual savings by 2009 is expected to be achieved, including approximately $75 million from operating expenses and $25 million from overhead costs of products and services. In addition, a portion of the savings from the October 2008 restructuring plan will be used to reinvest in growth areas of the business.

Other Income (in millions)

	Third Quarter			Nine Months
	2008	2007	Change	2008	2007	Change
Interest income, net	$8.3	$13.1	$(4.8)	$28.7	$38.3	$(9.6)
Other expense, net	(7.3)	(2.4)	(4.9)	(5.0)	(1.8)	(3.2)

Total	$1.0	$10.7	$(9.7)	$23.7	$36.5	$(12.8)

Interest income, net, was lower in the third quarter of 2008 and first nine months of 2008 compared with 2007 due to lower interest rates and lower invested balances. We expect interest income, net, to decline in future periods as the result of interest rate decreases across several broad markets as we continue to reposition our portfolio to preserve capital. Other expense, net, was higher in the third quarter compared with the same period in 2007 due primarily from losses on the sale of investments in marketable securities of $4.5 million. The year-to-date expense includes a charge of $1.4 million for an other-than-temporary impairment from investments in marketable securities and the write-down of a long-term equity investment.

Income Taxes

For the third quarter of 2008 we recorded an income tax expense of $17.5 million compared with an income tax benefit of $11.7 million for the third quarter of 2007. For the first nine months of 2008 we recorded an income tax benefit of $9.8 million compared with income tax expense of $9.9 million for the first nine months of 2007. The tax expense for the third quarter reflects the impact of establishing a valuation allowance against our domestic deferred tax assets, the absence of a tax benefit associated with the goodwill impairment, and the absence of a benefit from the research and development credit. The tax benefit for the first nine months of 2008 reflects the $34.8 million tax benefit related to the resolution of federal income tax audits for the period 2001 through 2005 that was recorded in the second quarter.

Segments

Segment Revenue (in millions)

	Third Quarter			Nine Months
	2008	2007	Change	2008	2007	Change
Broadband	$259.3	$279.2	(7.1)%	$692.9	$744.3	(6.9)%
Transport	109.5	123.2	(11.1)%	456.1	537.1	(15.1)%
Services	55.3	55.5	(0.4)%	171.7	162.9	5.4%

Total revenue	$424.1	$457.9	(7.4)%	$1,320.7	$1,444.3	(8.6)%

Segment Profit* (in millions)

	Third Quarter			Nine Months
	2008	2007	Change	2008	2007	Change
Broadband	$48.5	$23.1	110.0%	$80.3	$7.5	970.7%
Transport	21.7	21.5	0.9%	131.7	213.4	(38.3)%
Services	20.8	17.1	21.6%	56.5	53.4	5.8%

Total segment profit	$91.0	$61.7	47.5%	$268.5	$274.3	(2.1)%

*	We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, the impact of equity-based compensation (which contains restricted stock and performance stock units granted after June 30, 2006, and stock options), and the goodwill impairment charge.

Broadband

Revenue

Revenue from the Broadband segment was $259.3 million in the third quarter of 2008, down $19.9 million from the prior-year quarter. For the first nine months of 2008, revenue from the Broadband segment was $692.9 million, down $51.4 million from the first nine months of 2007. For both time periods, lower access product revenue was partially offset by growth from data and managed access products.

Access revenue decreased to $113.2 million in the third quarter of 2008 from $157.0 million in 2007. On a nine-month basis, access revenue decreased to $316.7 million in 2008 from $412.8 million in 2007. Access revenue was lower and will likely continue to decrease as several key customers began transitioning to alternative network architectures. Approximately 74% of access revenue came from fiber-based platforms in the third quarter of 2008, with the balance coming from copper-based platforms.

Managed access revenue increased to $78.5 million in the third quarter of 2008 from $65.2 million in the same quarter of 2007. For the first nine months of 2008, managed access revenue increased to $220.7 million from $211.0 million in the first nine months of 2007. Revenue increased in both 2008 time periods due to higher Tellabs® 6300 SDH transport product revenue in several regions partially offset by lower revenue from the Tellabs® 8100 managed access system.

Data product revenue was $67.6 million in the third quarter of 2008, up 18.6% from $57.0 million in the third quarter of 2007. For the first nine months of 2008, data product revenue was $155.5 million, up 29.0% compared with the first nine months of 2007. Revenue increased in both time periods as customers migrate to next generation networks.

Segment Profit

Broadband segment profit was $48.5 million in the third quarter of 2008, compared with $23.1 million in the third quarter of 2007. For the first nine months of 2008, Broadband segment profit was $80.3 million, an increase of $72.8 million from $7.5 million in the comparable period of 2007. Segment profit increased in the third quarter and first nine months of 2008 primarily due to higher volume of managed access and data products and reduced research and development expenses.

Transport

Revenue

Revenue from the Transport segment was down $13.7 million to $109.5 million in the third quarter of 2008, compared with $123.2 million in the third quarter of 2007, due primarily to lower revenue from digital cross-connects. On a nine-month basis, transport revenue was down $81.0 million to $456.1 million, compared with the same period in 2007. Revenue was lower from digital cross-connect products, partially offset by growth from the Tellabs 7100 OTS.

During the third quarter of 2008, approximately 17% of the Tellabs 5500® digital cross-connect product revenue came from new systems, system expansions and system upgrades. This percentage was approximately 31% for the first nine months of 2008. The remaining balances consisted of port-card growth on the installed base.

Segment Profit

Transport segment profit was $21.7 million in the third quarter of 2008 compared with $21.5 million in the third quarter of 2007. Segment profit was flat due to lower digital cross-connect revenue offset by Tellabs 7100 OTS gross margin improvements. Segment profit for the first nine months of 2008 was $131.7 million, compared with $213.4 million for the first nine months of 2007. Segment profit decreased from lower revenue from digital cross-connects, partially offset by higher revenue and improved gross margins from the Tellabs 7100 OTS.

Services

Revenue

Revenue from the Services segment was $55.3 million for the third quarter of 2008, compared with $55.5 million in the third quarter of 2007. During the quarter, services revenue declined slightly due to lower deployment services revenue, offset by an increase in support and professional services. On a nine-month basis, revenue from the Services segment was $171.7 million in 2008, an increase from $162.9 million in the first nine months of 2007. For the first nine months, professional and support services revenue increased, which more than offset lower deployment services revenue.

Segment Profit

Services segment profit was $20.8 million for the third quarter of 2008, compared with $17.1 million in the third quarter of 2007. For the first nine months, Services segment profit was $56.5 million in 2008, compared with $53.4 million in 2007. The increase for the third quarter and nine months was due to a decline in lower profit deployment services revenue and an increase in higher profit professional services and support services revenue.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained our cash, cash equivalents and marketable securities of $1,167.1 million as of the end of the third quarter of 2008, which decreased by $29.2 million during the quarter and $51.4 million since year-end 2007. Cash used for operating activities was $11.2 million in the third quarter of 2008. For the first nine months of 2008, we generated $129.7 million in cash from operating activities, up $3.7 million over the first nine months of 2007. The decrease in cash, cash equivalents and marketable securities in the third quarter of 2008 was driven primarily by the impact of the strengthening U.S. dollar on our foreign cash, cash equivalents and marketable securities and working capital balances. The year-to-date decrease reflects cash used to repurchase our common stock and cash used for capital expenditures, partially offset by cash from operating activities.

During the third quarter of 2008, we actively balanced our investment portfolio with the goal of capital preservation. Currently, about 90% of the portfolio is invested in government or government-agency bonds and notes. Substantially all of our investments are highly liquid instruments.

During the third quarter of 2008, we repurchased 66,571 shares of our common stock at a cost of $0.4 million. On a year-to-date basis, we repurchased 21.8 million shares of our common stock at a cost of $143.4 million. Since the beginning of the second quarter of 2008, we significantly reduced share repurchases as we re-evaluate uses of cash as we work to position the company for future growth, and in light of capital market conditions. Although we may resume our repurchase activity at levels experienced in prior periods, we provide no assurance that we will not change our repurchase activity in the future.

Based on historical performance and current forecasts, we believe the company’s cash and marketable securities will satisfy working capital needs, capital expenditures and other liquidity requirements related to existing operations for the next twelve months. Future available sources of working capital, including cash, cash equivalents, and marketable securities, cash generated from future operations, short-term or long-term financing, equity offerings or any combination of these sources, should allow us to meet our long-term liquidity needs. Our current policy is to use our liquidity, financial strength and stability to fund business operations, to expand business, potentially through acquisitions, or to repurchase our common stock. We do not anticipate paying a cash dividend in the foreseeable future.

Goodwill and Intangible Assets

In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, we review goodwill annually for impairment, unless potential interim indicators exist that could result in impairment. Because market capitalization was less than book value for a sustained period and the continuation of challenging market conditions, we performed an interim step one analysis on all three operating segments: Broadband, Transport and Services. The fair values of each of the operating segments for goodwill impairment testing were estimated using the expected present value of future cash flows, using estimates, judgments and assumptions that management believed were appropriate for the circumstances.

Based on the step one analysis, we determined the fair values of the Broadband and Transport segments to be less than the carrying values, requiring a step two analysis for these two segments. Based on the step two analysis, the implied fair value of goodwill was less than the carrying value of goodwill for both segments, resulting in a goodwill impairment charge in the third quarter of 2008. The total impairment recorded was $988.3 million, of which $594.2 million related to the Broadband segment and $394.1 million related to the Transport segment, completely eliminating their goodwill balances. The Services segment did not incur an impairment of its goodwill since the fair value of the segment was determined to be greater than the carrying value. The Services segment has a balance of $122.6 million of goodwill.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, intangible assets are reviewed for impairment when events or circumstances indicate that its carrying amount may not be recoverable. Based on recent business conditions, a review of intangible assets was completed for the third quarter of 2008. Based on this review, we recorded an impairment of $0.6 million for impaired developed technology related to the Tellabs® 1100 access platform due to reduced demand. The impairment adjustment is included in Intangible asset amortization.

Subsequent Event

On October 20, 2008, management initiated a restructuring plan that resizes Tellabs’ business to reflect market conditions. Restructuring actions include reducing future investment in access products and freeing up resources to focus on data and transport products. Restructuring actions under this plan are expected to be completed by the third quarter of 2009. We expect to record pretax charges in the fourth quarter of 2008 through the third quarter of 2009 in the range of $24 million to $29 million of which approximately $11 million will be for workforce reductions of approximately 280 employees and $13 million to $18 million will be for facility and asset related charges. Estimated cash payments under this plan are expected to be in the range of $16 million to $19 million beginning in the fourth quarter of 2008 and will continue for net lease obligations that expire by 2015. We anticipate a fourth quarter 2008 charge in the range of $23 million to $27 million.

Off-Balance Sheet Arrangements

None.

Derivative Activities

During the third quarter of 2008, we entered into foreign currency forward contracts to hedge a portion of our net investment in one of our foreign subsidiaries to reduce economic currency risk. Changes in the fair value of these contracts due to Euro exchange rate fluctuations are recorded as foreign currency translation adjustments within Accumulated other comprehensive income. As of September 26, 2008, we had an unrealized gain of $3.3 million in Accumulated other comprehensive income. Forward points on the contracts are recorded in Other expense, net. In the third quarter of 2008, we recorded expense of $0.1 million related to forward points in Other expense, net. We held net investment hedges for the aggregate contract amount of 75 million Euros at the end of the quarter.

Critical Accounting Policies

There were no material changes in our critical accounting policies during the quarter.

Outlook for Fourth Quarter

We expect fourth quarter 2008 revenue to be flat to down from the third quarter of 2008, in a range from $424 million to the low $400 millions. We expect gross margin for the fourth quarter to be up slightly, plus or minus 2%, from the third quarter of 2008, depending on product and customer mix. We expect our fourth quarter 2008 operating expenses, excluding restructuring charges, to continue on a downward trajectory.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q, including the statements under the caption “Outlook for Fourth Quarter”, contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on current and available information at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “project,” “intend,” “likely,” “will,” “should,” “could,” “may,” “foreseeable,” “would” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: overall negative economic conditions and disruptions in credit and capital markets, including specific impacts of these conditions on the telecommunications industry; financial condition of telecommunications service providers and equipment vendors, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; initiatives to improve profitability that may have financial consequences including further restructuring charges and the ability to realize anticipated savings under such cost-reduction initiatives; exiting businesses and product areas; impairment charges and other cost cutting initiatives and related charges and costs; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies; charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2007, filed with the SEC on February 26, 2008. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors should not place undue reliance on forward-looking statements in determining whether to buy, sell or hold any of our securities. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the risk factors, financial statements and related notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 28, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 26, 2008, there were no material changes to our market risks disclosure, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 28, 2007.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 28, 2006, the Court consolidated all three actions and on August 14, 2006, plaintiffs filed a consolidated class action complaint. On September 15, 2006, defendants filed a Motion to Dismiss, or in the Alternative, for Summary Judgment seeking the dismissal with prejudice of all claims in the consolidated amended class action complaint. On February 13, 2007, the court denied defendants’ motion and on April 17, 2007, denied Tellabs’ motion for leave to certify an issue for interlocutory appeal to the United States Federal Court of Appeal for the Seventh Circuit. Plaintiffs moved to certify a class, discovery was conducted to determine the propriety of class certification, and Tellabs opposed class certification. On September 20, 2007, the court granted plaintiff’s motion to certify a class. Merits discovery is now proceeding, and a trial is currently scheduled for April 13, 2009. We believe that we have valid defenses to the lawsuit.

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

Fenner Investments, Ltd. v. 3COM Corp. et al. On February 26, 2008, Fenner Investments, Ltd. (“Fenner”) instituted in the United States District Court for the Eastern District of Texas, Tyler Division, an action against a number of defendants alleging patent infringement in a case captioned Fenner Investments, Ltd. v. 3COM Corp. et al., Civil Action No. 08-CV-00061 (“the Fenner litigation”). Tellabs, Inc. and Tellabs North America, Inc. (“the Tellabs defendants”) were subsequently added to the lawsuit. Complaints filed by Fenner in the action assert infringement of U.S. Patent Nos. 7,145,906 (“the ‘906 patent”) and 5,842,224 (“the ‘224 patent”), and seek unspecified damages including enhanced damages, as well as interest, costs, attorney fees and other remedies including injunctive relief. The Tellabs defendants timely filed their answers, defenses and counterclaims in the action. On September 24, 2008, Fenner served infringement contentions in this action against the Tellabs defendants that allege infringement of each of the ‘906 patent and the ‘224 patent. A trial date has been set for October 13, 2009. We believe that we have valid defenses to the lawsuit.

Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications Inc. On June 11, 2008, Tellabs Operations, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against Fujitsu Limited and Fujitsu Network Communications, Inc. in a case captioned Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications, Inc. Civil Action No. 1:08-cv-3379. The complaint alleges infringement of Tellabs Operations, Inc.’s U.S. Patent No. 7,369,722, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 5, 2008, each of Fujitsu Limited and Fujitsu Network Communications, Inc. served its answer, defenses and counterclaims in response to the complaint. Fujitsu Limited also brought counterclaims against Tellabs, Inc. and Tellabs Operations, Inc. alleging infringement of U.S. Patent Nos. 5,533,006 and 7,227,681, seeking unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 22, 2008, Tellabs Operations, Inc. filed its answer to the counterclaims of Fujitsu Network Communications, Inc., and also filed its affirmative defenses, counterclaims and reply to counterclaims of Fujitsu Limited. On that same date, Tellabs, Inc. filed its answer, affirmative defenses and counterclaims against Fujitsu Limited. A trial date has not yet been set in the case. We believe that we have valid claims in the lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (in millions) (1)
12/29/07 through 2/1/08	5,046,445	$6.49	5,046,445	$597.2
2/2/08 through 2/29/08	16,424,792	$6.64	16,424,792	$488.5
3/1/08 through 3/28/08	11,247	$6.34	11,247	$488.5
3/29/08 through 5/2/08	6,823	$5.94	6,823	$488.5
5/3/08 through 5/30/08	203,302	$5.53	203,302	$487.3
5/31/08 through 6/27/08	3,504	$5.19	3,504	$487.3
6/28/08 through 8/1/08	13,935	$4.96	13,935	$487.3
8/2/08 through 8/29/08	11,569	$5.33	11,569	$487.3
8/30/08 through 9/26/08	41,067	$4.73	41,067	$487.3

Total	21,762,684	$6.59	21,762,684

(1)	The amounts in this column represent the remaining amounts under the current $600 million program described below and does not include amounts remaining under the $300 million program, also described below, which was completed in February 2008. The Rule10b5-1 repurchase program described below does not have a repurchase amount limit; therefore, it is not included in the remaining value of shares.

On January 24, 2008, our Board of Directors authorized a one-year extension of the purchase of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program.

As of September 26, 2008, we purchased 7.2 million shares of our common stock under this program since February 2006, at a total cost of $91.7 million, including $0.4 million (66,571 shares) in the third quarter of 2008 and $0.8 million (0.1 million shares) in the first nine months of 2008.

On July 31, 2006, our Board of Directors authorized a repurchase program of up to $300 million of our outstanding common stock. As of February 1, 2008, we purchased 37.0 million shares of our common stock under this program at a total cost of $300 million, completing this program. This total includes purchases of $29.9 million (4.6 million shares) in the first nine months of 2008.

On November 8, 2007, our Board of Directors authorized a repurchase program of up to $600 million of our outstanding common stock. As of September 26, 2008, we purchased 17.0 million shares of our common stock under this program at a total cost of $112.7 million, leaving $487.3 million available to be purchased under this program.

Since the beginning of the second quarter of 2008, we significantly reduced share repurchases, as we re-evaluate uses of cash as we work to position the company for future growth, and in light of capital market conditions. Although we may resume our repurchase activity at levels experienced in prior periods, we provide no assurance that we will not change our repurchase activity in the future.

In addition, in the third quarter of 2008, we purchased 261,994 shares for $1.3 million to cover withholding taxes on shares issued under employee stock plans. In the first nine months of 2008, we purchased 300,137 shares for $1.5 million under this program.

We record repurchased shares as Treasury stock.

Item 6. Exhibits

(A) Exhibits

10.45	Corrected Letter Agreement with Carl DeWilde

11	Computation of Per Share Earnings

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC. (Registrant)

/s/ Thomas P. Minichiello
Thomas P. Minichiello
Vice President of Finance and
Chief Accounting Officer
(Principal Accounting Officer and duly authorized officer)

November 4, 2008
(Date)