Form 10-K
period 2009-01-02
TELLABS INC
filed 2009-03-03
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2009

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

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed as of June 27, 2008, was $1,673,366,455. (Solely for the purpose of calculating the preceding amount, all directors and executive officers of the Registrant are deemed to be affiliates.)

As of February 20, 2009, there were 395,671,256 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended January 2, 2009, are incorporated by reference into Parts I and II, and portions of the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 1, 2009, are incorporated by reference into Part III.

TELLABS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JANUARY 2, 2009

PART I

ITEM 1.	BUSINESS

Note: A glossary of industry and technical terms used in this Form 10-K appears at the end of this Item 1.

Tellabs, Inc. was incorporated in 1975 as an Illinois corporation. In 1992, our shareholders approved the formation of a holding company structure. Under that new structure the shareholders of Tellabs, Inc., an Illinois corporation, became the shareholders of a new holding company, Tellabs, Inc., a Delaware corporation. Tellabs’ goal is to enrich people’s lives by innovating the way the world connects. We work toward that goal by designing and marketing equipment and services to communications customers worldwide.

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

Our products and services enable our customers to deliver wireline and wireless voice, data and video services to business and residential customers. We sell our products domestically and internationally through our field sales force and distributors/partners. Our customers are primarily communication services providers, including local exchange carriers (LECs); national post, telephone and telegraph (PTT) administrators, wireless service providers, multiple system operators (MSOs), and competitive service providers (CSPs). Our customer base also includes distributors, original equipment manufacturers (OEMs), system integrators and government agencies.

While we market our products under a variety of solution names, we run our business and report operating results in three segments: Broadband, Transport and Services.

Within the Broadband segment, we market our products in three areas:

•

Access includes products that enable service providers to deliver bundled voice, video and high-speed Internet/data services over copper or fiber networks. Specifically, access products enable service providers to deliver these services over the “last mile” of the communications network, the part of the network that is closest to homes and businesses. As users download more video and music, play more online games and increase their use of other high-bandwidth services, operators must upgrade their access networks to meet this demand. Access offerings include the Tellabs® 1000 multiservice access series, the Tellabs® 1100 multiservice access series and the Tellabs® 1600 optical network terminal series (ONTs).

The Tellabs 1000 series is used in both copper-based and fiber-based access networks. It can be configured as a digital loop carrier (DLC), a digital subscriber line access multiplexer (DSLAM), a fiber-to-the-premise (FTTP) optical line terminal (OLT) for broadband passive optical networks (BPON), or a voice gateway for voice over Internet protocol (VoIP). The Tellabs 1100 series is used in both copper-based and fiber-based access networks. It can be configured as DLC, DSLAM, and FTTP OLT for gigabit passive optical networks (GPON), as well as for fiber-to-the-curb (FTTC) or fiber-to-the-node (FTTN) network architectures. The Tellabs 1600 series of ONTs consists of remote devices installed at user locations (i.e., single family homes, multi-dwelling units, and small businesses) in both BPON and GPON FTTP network architectures.

•

Managed access primarily includes aggregation and transport products that deliver wireless and business services primarily outside of the United States. Voice-over-cable products, used to deliver voice and data services over cable television networks, also are included in this segment. Managed access products include the Tellabs® 2300 cable telephony distribution system, the Tellabs® 6300 managed transport system, the Tellabs® 8000 network manager and the Tellabs® 8100 managed access system.

The Tellabs 2300 system, which can be used anywhere in the world, enables MSOs (cable television providers) and alternate access carriers to deliver integrated video and circuit-switched voice and data services. The Tellabs 6300 system is a packet optical transport and access platform that serves wireline and wireless operators primarily outside of North America. The Tellabs 8100 managed access system is used outside of North America in business service and wireless networks. The Tellabs 8000 network manager provides full network management across the entire family of Tellabs 6300 and 8100 managed access products, as well as the Tellabs® 8600 and 8800 products described below. We recently upgraded it to manage the Tellabs® 8800 series, also described below. It offers end-to-end management for 2G and 3G mobile backhaul applications, carrier-class Internet, virtual private network (VPN) and extranet services for corporate customers, business broadband Internet access and corporate voice services.

•

Data includes next generation packet-switched products that enable wireline and wireless carriers to deliver business services and next-generation wireless services to their customers. Data products include the Tellabs® 8600 managed edge system and the Tellabs 8800 multiservice router (MSR) series.

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

The Transport segment includes solutions that enable service providers to transport services and manage bandwidth by adding capacity when and where it’s needed. Wireline and wireless providers use these to support wireless services, business services for enterprises, and triple-play voice, video and data services for consumers. Products include the Tellabs® 3000 voice-quality enhancement products, the Tellabs® 5000 series of digital cross-connect systems and the Tellabs® 7100 optical transport system.

The Tellabs 3000 series enables service providers to improve voice quality and ensure calls are echo-free. Wireless operators have directly attributed revenue accretion and customer retention to this higher quality service.

The Tellabs 5000 series of digital cross-connects manages and routes voice, data and video traffic and combines, consolidates and segregates signals to maximize efficiency. It also provides a centralized point for network performance monitoring and testing, as well as converting different signal formats. The Tellabs® 5500 digital cross-connect is used by every major service provider in North America. It enables service providers to reduce equipment and maintenance costs and maximize network profitability. We have evolved this system to integrate narrowband grooming, voice quality enhancement and Ethernet transmission. The Tellabs® 5500 NGX switch increases network efficiency by integrating cross-connect functionality with add-drop multiplexing (ADM) and data switching.

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

At the heart of the Tellabs 7100 system are four- and eight-degree ROADM capabilities, enabling combined-wavelength trunks to be transported in up to eight directions without adding other equipment. ROADM is a new form of optical add/drop multiplexer that gives service providers the ability to remotely configure any wavelength on any network element. This feature enables operators to instantly provision bandwidth, where it is required. ROADM facilitates delivery of multiple access services to a household or business, without degradation in service quality. It reduces network outages by automatically protecting the network after faults occur.

The Services segment delivers deployment, training, support and professional services to Tellabs’ customers. Through these offerings, Tellabs supports our customers through all phases of running a network: planning, building and operating. Services in the planning phase include network architecture and design, network and applications planning, network management design, migration planning and others. Building services include applications integration, program and project management, installation, testing, network integration, third-party systems integration and others. Once networks are deployed, Tellabs offers a variety of operating services including network optimization, onsite engineering, network monitoring, remote and onsite support, capacity management, training and others.

COMPETITION

We sell our products and services in global markets where competition is intense. Our customers base their purchasing decisions on multiple factors including: product features, performance, price, quality, reliability, capacity, and customer service. Breadth of product line, customer-oriented planning and delivery, emerging technology, vendor relationships and incumbency, and responsiveness to their needs are also factored into these decisions.

Tellabs’ competition comes primarily from telecommunications and data networking infrastructure vendors. These vendors include large and small companies that compete directly or indirectly with our offerings.

SALES ORGANIZATION

Our global sales organization includes direct sales personnel and sales support personnel located throughout the United States, Canada, Latin America, Europe, the Middle East, Africa and Asia Pacific. In North America (United States and Canada), the sales organization is structured by customer type, e.g., LECs, MSOs, CSPs., etc. Internationally, the sales organization is structured on a regional basis: Latin America (Mexico, Central and South America, and the Caribbean), EMEA (Europe, Middle East and Africa) and Asia Pacific (Australia, the Far East, and the Indian Sub-continent).

The direct sales force drives and completes the majority of sales and we maintain sales offices throughout the world. In North America, our products and services are sold directly by our sales personnel as well as through value-added resellers and distributors. Outside North America, our products and services are sold directly by our field sales personnel and by independent sales representatives and distributors, as well as through other public and private network providers that distribute products.

We generate revenue through the direct sales organization and selected distributors. We have arrangements with a number of distributors of telecommunications equipment, some of whom maintain inventories of our products to facilitate prompt delivery. These distributors provide information on our products through their catalogs and through trade-show demonstrations. Our field sales force also provides technical support to distributors. Direct sales organizations and selected distributors generated the following 2008 revenue:

	Direct Sales	Distributors
North America	98%	2%
Outside North America	59%	41%
Consolidated	86%	14%

CUSTOMERS

Tellabs is well-positioned with major wireless and wireline carriers and broadband service providers around the world in the areas of optical networking, mobile backhaul and business services. We serve 41 of the world’s top 50 providers. These customers include AT&T, BT, Verizon, Telstra, Chunghwa Telecom, Qwest, T-Mobile, Sprint, and Telmex. Traditional telecommunications service providers are our historical customer base and continue to represent the largest contributor to our revenue. We deliver technology customers need to offer new products and services. We see opportunities in growing areas, including: mobile backhaul, optical networking and enterprise data services, as well as professional services.

Revenue from customers within North America was 68% of consolidated revenue in 2008, 74% in 2007 and 76% in 2006. Revenue from customers outside North America was 32% of consolidated revenue in 2008, 26% in 2007 and 24% in 2006.

Carrier consolidation has reduced the number of customers for our products and services. The remaining carriers are large and can exert considerably more pricing pressure than in years past. These carriers may focus their future purchases with a few large suppliers, which could also adversely affect our revenue. In addition, we face more global competition, especially in the newly emerging growth areas we target.

We had two customers in 2008 who contributed more than ten percent of our revenue. Revenue from Verizon (including Verizon Wireless) was 33% of consolidated revenue in 2008, 37% in 2007 and 27% in 2006. Revenue from AT&T (including the former BellSouth and Cingular) was 16% of consolidated revenue in 2008 and 2007, and 23% in 2006. Revenue from Sprint Nextel was 11% of consolidated revenue in 2006. No other customer in 2008, 2007, or 2006 accounted for more than 10% of consolidated revenue.

We have executed product and service supply agreements (“Supply Agreements”) with several of our large customers that detail the commercial terms and conditions for sales. These Supply Agreements with our largest customers are requirements based and usually do not obligate the customer to a specific volume of business. The vast majority of our sales, whether to customers with Supply Agreements or otherwise, result from periodic purchase orders. A summary of the status of the Supply Agreements with Verizon and AT&T follows:

Verizon. We supply Verizon and its affiliated companies products and services under several agreements, including agreements with companies acquired by Verizon. We provide the following products from our Transport segment: Tellabs 5500 Digital Cross Connect products and Tellabs 7100 Optical Transport Systems. In the Broadband segment we provide Verizon with the Tellabs 1600 Optical Network Terminal Series, Tellabs 1000 Multiservice Access Platform and the Tellabs 8800 Multiservice Router products. Verizon also procures engineering, furnishing and installation (EF&I) and support services from our Services segment. These products and services are provided under various supply agreements. These supply agreements are with multiple Verizon entities and may include separate products and services or a combination of products and services. The supply agreements also may relate to products in one segment or across multiple segments of our business. These agreements have different expiration dates. The earliest expiration date is June 30, 2009 and the latest expiration date is December 15, 2013. All of these agreements can be extended by written agreement of the parties.

AT&T. We supply AT&T and its affiliated companies, products and services under several agreements, including agreements with companies acquired by AT&T. We provide the following products from our Transport segment: Tellabs 5500 digital cross connect products and the Tellabs 7100 Optical Transport Systems. In the Broadband segment we provide AT&T with the Tellabs 1000 Multiservice Access Platform, Tellabs 1100 Multiservice Access Platform and the Tellabs 8800 Multiservice Router products. AT&T procures support services and professional services from our Services segment. These products and services are provided under various agreements. These supply agreements are with multiple AT&T entities and may include separate products and services or a combination of products and services. The supply agreements also may relate to products in one segment or across multiple segments of our business. These agreements have different expiration dates. The earliest expiration date is April 30, 2009 and the latest expiration date is May 1, 2010. All of these agreements can be extended by written agreement of the parties.

We evaluated the materiality of each of these contracts with AT&T and Verizon and have determined that currently none of these contracts with our principal customers is required to be filed as material contracts pursuant to Items 101(c)(1)(vii) and 601(b)(10) of Regulation S-K.

Major service providers require product approval prior to adopting a vendor’s products for use in their networks. We are involved in a constant process of submitting new and succeeding generations of products for approval and our products are widely deployed in these service provider networks. However, we cannot be certain that we will obtain these approvals in the future, or that sales of these products will continue to occur.

BACKLOG

Total product and service backlog was $322 million at January 2, 2009, and $328 million at December 28, 2007. Backlog is defined as revenue to be recognized on confirmed product and service orders. We expect to ship nearly the entire January 2, 2009, backlog in 2009. Because of the short cycle between order and shipment, we consider backlog to be an indicator, but not the sole predictor, of future revenue.

RESEARCH AND DEVELOPMENT

Tellabs believes the development of new products and enhancement of existing products is vital to our long-term success. As of January 2, 2009, research and development employees totaled 1,180, representing 37% of our total workforce. We conduct research and development at several facilities around the world. In addition to our internal efforts to develop new products, we undertake research and development and product-oriented acquisitions and alliances, from time to time. These alliances provide us access to technology and innovations that we believe will be important to our customers. Research and development expenses were $305.2 million in 2008, $343.1 million in 2007 and $356.9 million in 2006.

MANUFACTURING

We outsource the manufacturing of our products to contract manufacturers. Tellabs’ strategy is to use two primary contract manufacturers, though we do have written agreements with other contract manufacturers. We are active in the order, configuration and system assembly operations for our products.

The current concentration of our contract manufacturers is not dependent upon a limited number of suppliers capable of producing our products, but rather the result of a strategic initiative. Consolidating contract manufacturers is a common business model followed in our industry in order to improve production efficiency and innovation resulting from close working relationships with a few key suppliers. Our largest contract manufacturers in 2008 were Sanmina and Jabil; however, we also used Flextronics, Flash and BreconRidge to supplement the two main contract manufacturers. The facilities owned and operated by these contract manufacturers for the production of our products are located in Mexico, Canada, Malaysia, China and the U.S. Tellabs can switch production between contract manufacturers without significant impact on production.

Our agreements with contract manufacturers are evergreen or self-renewing and include at least a six month termination clause in order to minimize the business impact to either party. Tellabs provides a twelve month non-binding rolling forecast. The contract manufacturers procure parts according to production strategy and piece part lead times. Production strategies range from build to forecast, build to order, and replenish to stated inventory levels. The build strategies expose Tellabs to the risk that our customers will not order those products for which we have forecast sales, or will purchase less than we have forecast. As a result, we may incur carrying charges or obsolete material charges for components purchased by our contract manufacturers. We work closely with our contract manufacturers to manage material, quality, cost and delivery times, and we continually evaluate their services to ensure performance on a reliable and cost-effective basis. Each contract manufacturer provides Tellabs with a minimum of six months product warranty.

We require our contract manufacturers to handle and dispose of any hazardous waste material from our manufacturing activities in compliance with all applicable foreign, Federal, state and local provisions. The additional cost of complying with environmental regulations has not had a material impact on capital expenditures, earnings or our competitive position.

As is common in our industry, our products contain components that generally are available from multiple suppliers, as well as components of primarily Tellabs’ proprietary design that are sourced from a single supplier.

In some cases, long lead times may be required to develop alternative sources for proprietary components. If component supplies become limited, which has occurred on occasion, or if a proprietary component supplier is unable to meet our requirements and we cannot quickly source that component from another supplier, the resulting shortages could result in production delays and/or expedite costs that may affect our business adversely. To limit this risk with respect to our single source suppliers, we frequently negotiate for the right to use their technology or to allow a third party to manufacture their products, or require that they maintain a sufficient inventory of components, in the event the supplier were to go out of business or is otherwise unable to meet our requirements.

We typically enter into written agreements with our principal contract manufacturers and suppliers. Under the terms of our typical manufacturing supply agreements with our principal contract manufacturers and suppliers, we are generally not obligated to use their services or purchase their products unless and until we place a firm purchase order. These agreements generally apply to multiple products and across product segments.

EMPLOYEES

At January 2, 2009, we had 3,228 employees. We employed 1,277 individuals in the sales, sales support, customer service and marketing areas; 1,180 in research and product development; and 771 in support activities. We consider our employee relations to be good. We are not a party to collective bargaining agreements.

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

We hold numerous U.S. and foreign patents, and we have numerous applications for patents pending in the United States and abroad, respectively. Our patents expire at various dates between May 2009 and March 2027, with approximately half of our patents expiring after 2019. We are not substantially dependent on any single patent. We maintain an active program that seeks to legally protect, through patents, various of our developments and innovations. There is no assurance, however, that we will be able to obtain or maintain each patent that we pursue. We also cannot predict whether patents that we obtain will necessarily provide us with any competitive advantage or whether such patents will be challenged by third parties. Beyond patents, we rely on copyright, trade secret and other mechanisms designed to help establish, secure, maintain and protect our intellectual property.

Through various licensing arrangements, we grant certain rights to our intellectual property and receive certain rights to intellectual property of others. We expect to maintain current licensing arrangements and to secure licensing arrangements in the future, as needed, and to the extent available on reasonable terms and conditions, to support continued development and marketing of our products and services. Some of these licensing arrangements require or may require royalty payments and other licensing fees. The amount of these payments and fees may depend on various factors, including but not limited to, the structure of royalty payments, offsetting considerations, if any, and the degree of use of the licensed technology. We are not substantially dependent on any single license.

We believe that the duration of legal protection for our intellectual property is adequate relative to the expected lives of our products and services.

BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

We are reporting operating results for three segments: Broadband, Transport and Services. Information on revenue by segment, revenue by country and net long-lived assets by country for the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006, is set forth in the footnotes to our consolidated financial statements in our 2008 Annual Report, included herein as Exhibit 13, and incorporated herein by reference.

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

Copies of our annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto are available on our web site free of charge. Our web site is located at www.tellabs.com. We will provide this information either electronically or in paper form free of charge upon request.

GLOSSARY OF TECHNICAL TERMS

2G Mobile — Digital wireless networks that carry voice and low-speed data.

3G Mobile — Wireless networks built for digital voice and high-speed data, including video.

4G Mobile — The future generation of wireless networks, designed to offer broadband speeds and integrate different types of mobile technology.

ADM (Add/Drop Multiplexer) — A device that adds or drops lower-bandwidth signals to existing high-bandwidth signals for improved network efficiency.

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

Bluetooth — Technology that enables short-range wireless communications, for example, between a mobile phone and a wireless headset.

Broadband — A high-bandwidth fiber optic, coaxial or hybrid line with more capacity than a voice-grade phone line, which is capable of carrying numerous voice, data and video channels at once.

BPON — Broadband passive optical network, fiber-access systems that deliver high bandwidth to homes and businesses.

Carrier Ethernet — A scalable, manageable carrier-class network that delivers standardized Ethernet services with quality of service and high levels of reliability.

Data — Any network traffic other than voice phone calls. Increasingly, phone calls and video are encoded and transported as data.

Deployment Services — Services such as installation, training and support.

Digital — Systems that transport information in the binary 1s and 0s format, like a computer code, to improve clarity and quality.

Digital Cross-Connect — A specialized high-speed data channel switch that connects transmission paths based on network needs (rather than call by call). Digital cross-connects manage and reroute network traffic, and combine, consolidate and segregate signals to maximize efficiency.

DLC (Digital Loop Carrier) — A system that uses digital transmission to extend the range of a signal farther than would be possible using only copper wires.

DSLAM (Digital Subscriber Line Access Multiplexer) — A device that serves as an interface between a number of subscribers’ premises and the carrier network.

Dynamic Optical Networking — A self-tuning optical network with dynamic provisioning and restoration of wavelengths.

EF&I — Engineering, furnishing and installation services that are related to the deployment of products.

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

Multiservice Router (MSR) — A network switch that handles both data and the real-time transmission of video and voice with high reliability and quality.

Network — A system of equipment and connections for the transmission of signals that carry voice, video and data.

Network Management — A set of procedures, software, equipment and operations techniques designed to keep a network operating at maximum efficiency.

OLT (Optical Line Terminal) — A device that terminates a fiber-access network in a service provider’s central office.

ONT (Optical Network Terminal) — A device that connects a fiber-access network to a home or business to deliver voice, data and video services.

Optical Transport — Technology that transmits communications traffic in the form of laser light over fiber-optic cable.

Professional Services — Services such as network optimization, business case analysis and network performance enhancements.

Pseudowire — A virtual connection that transports both traditional and new services over a converged packet network.

QoS (Quality of Service) — Measurement of the integrity of traffic moving over a network. QoS is especially important for real-time transmissions such as financial transactions, voice and video.

ROADM (Reconfigurable Optical Add/Drop Multiplexer) — A system that enables the remote configuration of any wavelength on any network element, reducing the need to dispatch technicians.

SDH (Synchronous Digital Hierarchy) — Transport format for transmitting high-speed digital information over fiber-optic facilities outside of North America, comparable to SONET.

SONET (Synchronous Optical NETwork) — Transport format for sending high-speed digital signals through fiber-optics in North America, comparable to SDH.

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

WDM (Wavelength Division Multiplexing) — A way to increase the capacity of optical fiber by carrying multiple wavelengths or colors of light, rather than only one color.

Wireless — Mobile networks that use radio frequency rather than cables.

Wireline — Networks that use cables rather than radio frequency.

WSS (Wavelength Selective Switching) — A device for multiplexing/demultiplexing and switching signals on a per-wavelength basis.

ITEM 1A.	RISK FACTORS

Our operating results will fluctuate, which may cause volatility in our stock price.

Our operating results have varied significantly from quarter to quarter, and those results may continue to fluctuate due to a variety of factors, many of which are beyond our control. These factors include, but are not limited to:

•	changing conditions in the U.S. and global economy generally as well as in the telecommunications market;

•	the volume and timing of orders from and shipments to customers;

•	the timing of, and our ability to obtain, new customer contracts;

•	the ability to attract, retain and motivate qualified personnel;

•	the ability to maintain solid and healthy customer and supplier relationships and favorable contract terms;

•	the timing of, and our ability to recognize revenue for, product and service sales;

•	the potential deferral of customer acceptance of new products compared with our existing products;

•	the ability to maintain adequate and effective systems to support business processes and sustain the current and future needs of the business;

•	the market acceptance of new and enhanced versions of our products and services;

•	variations in the mix of products and services we sell, and the demand and market acceptance of those products and services;

•	our utilization of production capacity and employees, and our ability to manufacture and ship products efficiently;

•	the availability and cost of key components;

•	the ability to obtain reliable and high-quality components for our products;

•	introductions or announcements of new products by competitors;

•	changes in accounting rules and interpretations;

•	our ability to integrate and operate acquired businesses and technologies;

•	the potential impairment of investments, goodwill and intangible assets;

•	the ability to prevail or mitigate liability in legal disputes and resulting litigation;

•	seasonality, which has often caused revenue to differ from quarter to quarter; and

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

Current economic conditions and uncertain economic outlook could adversely affect our results of operations and financial condition.

The global economy is currently undergoing a period of unprecedented volatility, which has affected the demand for equipment, services and supplies. A prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition and exacerbate the other risk factors related to our business. Possible effects of current and future adverse economic conditions on our business include: decrease in purchases or usage of our products, services and supplies by consumers and business customers if increased unemployment leads to lower utilization of telecommunications and internet services. Our customers or channel partners may stop or decrease purchasing due to their efforts to reduce inventory and conserve cash and/or their inability to obtain financing. We may also experience disruptions in our business due to our inability to obtain equipment, parts and supplies from our suppliers – and our suppliers from their suppliers – if marginal supply businesses fail; collection delinquencies due to insolvency of our customers or shortage of cash to support their businesses; and decrease in our ability to hedge currency exposures due to higher hedging costs because of extreme volatility of exchange rates.

We are exposed to fluctuations in the market values of our investments and in interest rates; impairment of our investments could have a material effect on our financial statements.

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. If the fair value declines, we may recognize the decline in earnings below the cost basis when the decline is judged to be other-than-temporary. In addition, fluctuating interest rates can add significant variability to interest income. For information regarding the sensitivity of and risks associated with the market value of investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this report and in our 2008 Annual Report, included herein as Exhibit 13.

The market for communications equipment products and services is rapidly changing, very competitive and can fluctuate unpredictably from quarter to quarter.

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

Our revenue and results of operations can fluctuate unpredictably from quarter to quarter. Our budgeted expense levels depend in part on our expectations of long-term future revenue and gross margin and substantial reductions in expense are difficult and can take time to implement. Uncertainty or lack of visibility into customer spending, and changes in economic or market conditions, can make it difficult to prepare reliable estimates of future revenue and corresponding expense levels. Consequently, our level of operating expense or inventory may be high relative to our revenue, which could harm our ability to achieve or maintain profitability. Additional factors that contribute to fluctuations in our revenue and operating results include:

•	economic and market conditions affecting us and our customers;

•	changes in capital spending by large communications service providers;

•	the timing and size of orders, including our ability to recognize revenue under customer contracts; and

•	variations in the mix between higher and lower margin products and services and the level of pricing pressure we encounter.

Many factors affecting results of operations are beyond our control, particularly in the case of large service provider orders and multi-vendor or multi-technology network infrastructure builds where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the customer or other providers, and changes in customer requirements or installation plans. As a consequence, our results for a particular quarter may be difficult to predict, and our prior results are not necessarily indicative of results likely in future periods. Capital spending in the telecommunications industry is cyclical and can be curtailed or deferred on short notice even within a quarter so we may not have visibility to the changed behavior until a quarter is almost concluded. The factors above may cause our operating results to fall below the expectations of securities analysts or investors, which may cause our stock price to decline.

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

We made and will continue to make significant investments in new products. These new products are early in their life cycles and are subject to uncertain market demand. They also may face obstacles in manufacturing, deployment and competitive response. Customers may not invest the additional capital required for initial system deployment. Additionally, as customers complete infrastructure deployments, they may require greater levels of service, support and financing than we provided in the past. We cannot ensure that we can provide products, services, support and financing to effectively compete for these market opportunities. We may also be delayed in recognizing revenue related to our new products and related services and may be required to recognize costs and expenses for such products before we can recognize the related revenue. Such uncertainty and delay could have a material adverse effect on our business, financial condition, operating results and prospects.

A limited number of our customers represent a large portion of our revenue.

A large portion of our revenue will likely depend on sales to a limited number of customers in specific geographic areas. Traditional telecommunications service providers are our historical customer base and continue to represent the largest contributor to our revenue. These customers include AT&T, BT, Verizon, Telstra, Chunghwa Telecom, Qwest, T-Mobile, Sprint, and Telmex. We cannot assure that these customers will continue to purchase products from us. If a significant existing customer merges with another company, we cannot assure that it will continue to purchase our products at prior levels or at all. The loss of one or more large existing customers or a decrease in the level of purchases from these customers could have a material adverse effect on our business, financial condition, operating results and prospects.

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

Our revenue depends on the capital spending programs and financial capabilities of our customers and ultimately on the demand for new telecommunications services from their consumer and business customers.

Our primary customers are communications service providers. Our ability to generate revenue depends on the capital spending patterns and financial capabilities of these customers, which in turn depend on the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which our customers are affected by regulatory, economic, and business conditions in the geographic areas where they operate. Additionally, our larger customers typically have long implementation cycles; and often require acceptance provisions, which can lead to revenue deferrals. The telecommunications industry recently was affected by financial problems and reduced capital spending by carriers. These conditions adversely affected our operating results in several prior fiscal years and, if these conditions return, could have a material adverse effect on our business, operating results, and financial condition. Further, we cannot assure that network operators or other customers will pursue infrastructure upgrades that require our products and solutions. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, mergers, lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery. Reductions in capital expenditures by companies in the telecommunications industry could seriously harm our revenue, net income and cash flows.

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

Sales outside of North America generated 32% of our revenue in 2008 and 26% in 2007. Due to our international sales and our international operations and research and development organizations, we are subject to the risks of conducting business internationally. These risks include:

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

We are required to annually test our goodwill to determine if impairment has occurred. For evaluation purposes, each segment with a goodwill balance is reviewed for possible goodwill impairment. Goodwill impairment is reviewed annually and when impairment indicators exist, by comparing the segment’s net book value to fair value. If the segment’s fair value is greater than its book value and no other impairment indicators exist, further impairment tests are not deemed necessary and no impairment loss is recorded. If intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. Events or circumstances could arise in the future that may create a need to record an impairment adjustment that could have a material adverse affect on our financial statements.

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

Our corporate headquarters is located in Naperville, Illinois, approximately 35 miles west of Chicago. During 2008, we operated 50 facilities globally, totaling 1.8 million square feet to support:

•	Corporate and administration: 226,000 square feet.

•	Research and development: 860,000 square feet, of which 62% was used by the Broadband segment and 38% was used by the Transport segment.

•	Operations: 316,000 square feet.

•	Sales and services: 356,000 square feet.

We own approximately 1.0 million square feet of the total, which includes our headquarters facility and four facilities in Espoo, Finland. We lease facilities in 31 countries that total approximately 0.8 million square feet, including 12 facilities in North America; 18 facilities in Europe, Middle East and Africa; 12 facilities in the Asia Pacific region; and 3 facilities in Latin America.

Our leases included 521,000 square feet in North America; 123,000 square feet in Europe, Middle East and Africa; 84,000 square feet in Asia Pacific; and 21,000 square feet in Latin America.

We own substantially all of our equipment used in our business, other than that related to outsourced activities. We believe our facilities are in good condition and are suitable and adequate for our current needs.

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

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice. On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit, appealing the dismissal. The appeal was fully briefed and oral argument was heard on January 21, 2005. On January 25, 2006, the Seventh Circuit issued an opinion affirming in part and reversing in part the judgment of the district court, and remanding for further proceedings. On February 8, 2006, defendants filed with the Seventh Circuit a petition for rehearing with suggestion for rehearing en banc. On April 19, 2006, the Seventh Circuit ordered plaintiffs to file an answer to the petition for rehearing, which was filed by the plaintiffs on May 3, 2006. On July 10, 2006, the Seventh Circuit denied the petition for rehearing with a minor modification to its opinion, and remanded the case to the district court. On September 22, 2006, defendants filed a motion in the district court to dismiss some (but not all) of the remaining claims. On October 3, 2006, the defendants filed with the United States Supreme Court a petition for a writ of certiorari seeking to appeal the Seventh Circuit’s decision. On January 5, 2007, the defendants’ petition was granted. The United States Supreme Court heard oral arguments on March 28, 2007. On June 21, 2007, the United States Supreme Court vacated the Seventh Circuit’s judgment and remanded the case for further proceedings. On November 1, 2007, the Seventh Circuit heard oral arguments for the remanded case. On January 17, 2008, the Seventh Circuit issued an opinion adhering to its earlier opinion reversing in part the judgment of the district court, and remanded the case to the district court for further proceedings. On February 24, 2009, the district court granted plaintiffs’ motion for class certification. The case is now proceeding in the district court and discovery is ongoing. We believe that we have valid defenses to the lawsuit.

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

On June 28, 2006, the Court consolidated all three actions and on August 14, 2006, plaintiffs filed a consolidated class action complaint. On September 15, 2006, defendants filed a Motion to Dismiss, or in the Alternative, for Summary Judgment seeking the dismissal with prejudice of all claims in the consolidated amended class action complaint. On February 13, 2007, the court denied defendants’ motion and on April 17, 2007, denied Tellabs’ motion for leave to certify an issue for interlocutory appeal to the United States Federal Court of Appeal for the Seventh Circuit. Plaintiffs moved to certify a class, discovery was conducted to determine the propriety of class certification, and Tellabs opposed class certification. On September 20, 2007, the court granted plaintiff’s motion to certify a class. Merits discovery has been completed, and a trial is currently scheduled for April 13, 2009. We believe that we have valid defenses to the lawsuit.

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

Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications Inc. On June 11, 2008, Tellabs Operations, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against Fujitsu Limited and Fujitsu Network Communications, Inc. in a case captioned Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications, Inc. Civil Action No. 1:08-cv-3379. The complaint alleges infringement of Tellabs Operations, Inc.’s U.S. Patent No. 7,369,722, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 5, 2008, each of Fujitsu Limited and Fujitsu Network Communications, Inc. served its answer, defenses and counterclaims in response to the complaint. Fujitsu Limited also brought counterclaims against Tellabs, Inc. and Tellabs Operations, Inc. alleging infringement of U.S. Patent Nos. 5,533,006 and 7,227,681, seeking unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 22, 2008, Tellabs Operations, Inc. filed its answer to the counterclaims of Fujitsu Network Communications, Inc., and also filed its counterclaims and reply to counterclaims of Fujitsu Limited. On that same date, Tellabs, Inc. filed its answer and counterclaims against Fujitsu Limited. A trial date has not yet been set in the case.

JDS Uniphase Corporation United States International Trade Commission Action. On November 7, 2008, JDS Uniphase Corporation (“JDSU”) filed a Complaint in the United States International Trade Commission (ITC) against Tellabs and several other proposed respondents. JDSU’s Complaint seeks relief under Section 337 of the Tariff Act of 1930 with respect to tunable laser chips, tunable laser assemblies, and products containing such chips and assemblies, which JDSU alleges infringes U.S. Patent Nos. 6,658,035 and 6,687,278. Tellabs is alleged to incorporate into certain of its products the tunable laser devices at issue, which are sourced to Tellabs by another of the respondents. The relief JDSU seeks includes an exclusion order and a cease and desist order with respect to those devices and products, if any, that are found to infringe. On December 5, 2008, and in response to JDSU’s Complaint, the ITC instituted Investigation No. 337-TA-662 captioned “Certain Tunable Laser Chips, Assemblies and Products Containing Same.” Tellabs reached a settlement agreement with JDSU that is expected to terminate the ITC Action as it relates to Tellabs.

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

None.

FORWARD-LOOKING STATEMENTS

Except for historical information, the matters discussed or incorporated by reference into this report may include forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on current and available information at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “project,” “intend,” “likely,” “will,” “should,” “could,” “may,” “foreseeable,” “would” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: overall negative economic conditions generally and disruptions in credit and capital markets, including specific impacts of these conditions on the telecommunications industry; financial condition of telecommunications service providers, equipment vendors and contract manufacturers, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; initiatives to improve profitability that may have financial consequences including further restructuring charges and the ability to realize anticipated savings under such cost-reduction initiatives; exiting businesses and product areas; impairment charges and other cost cutting initiatives and related charges and costs; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies; charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of this Form 10-K. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors are advised not to rely on these forward-looking statements when making investment decisions. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the financial statements and related notes and management’s discussion and analysis included in our 2008 Annual Report, included herein as Exhibit 13, and incorporated in this report by reference.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Tellabs’ common stock is listed on the NASDAQ National Market under the symbol “TLAB”. As of February 20, 2009, there were approximately 7,088 stockholders of record and 395,671,256 outstanding shares. The section entitled “Common Stock Market Data” in our 2008 Annual Report, included herein as Exhibit 13, is incorporated herein by reference.

As detailed below, our Board of Directors has authorized a number of repurchase programs during recent years. We record repurchased shares as Treasury stock.

On February 2, 2005, our Board of Directors authorized the purchase of up to $300 million of our outstanding common stock. As of August 2, 2006, we purchased 32.0 million shares of our common stock at a total cost of $300 million, completing this program. This includes purchases of $107.4 million (7.6 million shares) during fiscal 2006.

On January 26, 2006, our Board of Directors authorized the purchase of up to $100 million of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. On April 27, 2006, our Board of Directors authorized the removal of the $100 million cap from this share repurchase program. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of January 2, 2009, we purchased 7.3 million shares of our common stock under this program since February 2006, at a total cost of $91.6 million, including $0.9 million (0.2 million shares) in 2008. On January 29, 2009, our Board of Directors authorized a one-year extension of this program.

On July 31, 2006, our Board of Directors authorized a repurchase program of up to $300 million of our outstanding common stock. As of February 1, 2008, we purchased 37.0 million shares of our common stock under this program at a total cost of $300 million, completing this program. This total includes purchases of $29.9 million (4.6 million shares) in 2008.

On November 8, 2007, our Board of Directors authorized a repurchase program of up to $600 million of our outstanding common stock. As of January 2, 2009, we purchased 19.7 million shares of our common stock under this program at a total cost of $122.9 million, leaving $477.1 million available to be purchased under this program. We may repurchase shares under the authorized open market program periodically during open trading windows when we do not possess material, non-public information. We provide no assurance that we will continue our repurchase activity and we may change our repurchase activity in the future.

In addition, during 2008 we purchased 0.4 million shares for $2.0 million to cover withholding taxes on shares issued under employee stock plans. In 2007, we purchased 0.2 million shares for $2.2 million to cover withholding taxes on shares issued under employee stock plans.

Repurchases of Common Stock in 2008 under Publicly Announced Programs:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price of Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions)[1]
12/29/07 through 2/1/08	5,046,445	$6.49	5,046,445	$597.2
2/2/08 through 2/29/08	16,424,792	$6.64	16,424,792	$488.5
3/1/08 through 3/28/08	11,247	$6.34	11,247	$488.5
3/29/08 through 5/2/08	6,823	$5.94	6,823	$488.5
5/3/08 through 5/30/08	203,302	$5.53	203,302	$487.3
5/31/08 through 6/27/08	3,504	$5.19	3,504	$487.3
6/28/08 through 8/1/08	13,935	$4.96	13,935	$487.3
8/2/08 through 8/29/08	11,569	$5.33	11,569	$487.3
8/30/08 through 9/26/08	41,067	$4.73	41,067	$487.3
9/27/08 through 10/31/08	4,607	$3.69	4,607	$487.3
11/1/08 through 11/28/08	2,731,199	$3.77	2,731,199	$477.1
11/29/08 through 1/2/09	616	$4.09	616	$477.1

Total	24,499,106	$6.27	24,499,106

[1]

The amounts in this column represent the remaining amounts under the current $600 million program described above and do not include amounts remaining under the $300 million program, also described above, which was completed in February 2008. The Rule10b5-1 repurchase program described above does not have a repurchase amount limit; therefore, it is not included in the remaining value of shares.

ITEM 6.	SELECTED FINANCIAL DATA

The five years of selected financial data, for our 2008, 2007, 2006, 2005 and 2004 fiscal years is included in the 5-Year Summary of Selected Financial Data in our 2008 Annual Report, included herein as Exhibit 13, and such five years of selected data is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 2008 Annual Report, included herein as Exhibit 13, is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investments in Marketable Securities

During the normal course of business, we invest a portion of our cash and cash equivalents in marketable securities. For a discussion of our investments in marketable securities for the fiscal years ended January 2, 2009, and December 28, 2007, see the notes to our consolidated financial statements in our 2008 Annual Report, included herein as Exhibit 13, and incorporated herein by reference.

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

Non-designated Hedges

We use derivative contracts to manage overall foreign currency exposures that are remeasured through income. We record these contracts on the balance sheet at fair value. Changes in the fair value of these contracts, excluding forward points, are included in earnings as part of Other expense, net. We had net losses of $2.4 million in 2008, net gains of $2.2 million in 2007 and net gains of $9.0 million in 2006. Receivables resulting from the contracts are included in Miscellaneous receivables and other current assets, while payables from the contracts are included as part of Other accrued liabilities. We recorded expense related to forward points in Other expense, net of $1.5 million in 2008, $1.0 million in 2007 and $1.5 million in 2006. We do not engage in hedging specific individual transactions. We held derivatives designated as non-designated hedges at the end of the year.

Our net foreign currency exposure is diversified among a broad number of currencies. The notional amounts reflected in the following table represent the U.S. dollar values of the agreed-upon amounts that will be delivered to a third party on the agreed-upon date:

(In millions)	Weighted Average Contract Rate	Notional Value of Forward Contracts Maturing in 2009 [1]
Forward contracts at January 2, 2009:
Forward contracts to sell foreign currencies for Euro:
United States dollar	0.7173	$77.0
Norwegian kroner	0.1003	0.5
Swiss franc	0.6710	1.1

		$78.6

Forward contracts to buy foreign currencies for Euro:
British pound	1.0249	$1.0
Swedish kroner	0.0910	2.2

		$3.2

Forward contracts to buy foreign currencies for Australia dollar:
United States dollar	1.4463	$24.3
Euro	2.0641	0.7

		$25.0

Forward contracts to sell foreign currencies for British pound:
Euro	0.976	$15.1

Forward contracts to buy foreign currencies for Brazil real:
Euro	3.341	$14.6

Forward contracts to sell foreign currencies for U.S. dollar:
Mexican peso	0.0717	$3.9
Euro	1.4266	1.8

Canadian dollar	0.8199	1.2
Australian dollar	0.6916	4.3

		$11.2

Forward contracts to buy foreign currencies for U.S. dollar:
Canadian dollar	0.8199	$1.3
Singapore dollar	0.6940	1.5

		$2.8

Forward contracts to sell foreign currencies for Singapore dollar:
United States dollar	1.4409	$1.1

Forward contracts to buy foreign currencies for Philippine peso:
United States dollar	47.92	$0.8

Total contracts outstanding at January 2, 2009:		$152.4

(In millions)	Weighted Average Contract Rate	Notional Value of Forward Contracts Maturing in 2008[1]
Forward contracts at December 28, 2007:
Forward contracts to sell foreign currencies for Euro:
United States dollar	0.6953	$97.8
British pound	1.3784	40.8
Norwegian kroner	0.1243	1.0
Swedish kroner	0.1059	5.9
Swiss franc	0.6024	0.8

		$146.3

Forward contracts to buy foreign currencies for Euro:
British pound	1.3801	$45.6
Norwegian kroner	0.1243	1.0
Swedish kroner	0.1059	8.6
United States dollar	0.6953	2.4

		$57.6

Forward contracts to sell foreign currencies for British pound:
Euro	0.72546	$15.8

Forward contracts to sell foreign currencies for U.S. dollar:
Mexican peso	0.0915	$9.0
Euro	1.4382	2.1
Canadian dollar	1.0073	0.6
Australian dollar	0.8663	2.1

		$13.8

Forward contracts to buy foreign currencies for U.S. dollar:
Canadian dollar	1.0073	$1.1
Singapore dollar	0.6885	1.0

		$2.1

Forward contracts to buy foreign currencies for Australia dollar:
United States dollar	1.1543	$11.6

Forward contracts to buy foreign currencies for Singapore dollar:
United States dollar	1.4524	$1.3

Total contracts outstanding at December 28, 2007:		$248.5

[1]

Pursuant to our policy, we entered into the above contracts immediately prior to the respective year-ends. Accordingly, the fair value of such contracts was nominal as of January 2, 2009, and December 28, 2007.

Cash Flow Hedges

We use derivative contracts designated as cash flow hedges to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conducted monthly effectiveness tests of our derivative contracts on a spot-to-spot basis, which excludes forward points. We recorded expense related to forward points in Other expense, net of $0.5 million in 2008, $0.4 million in 2007 and income of $0.4 million in 2006. Effective gains and losses from derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions are realized, at which point they are reclassified to Total cost of revenue. Ineffectiveness of derivative contracts is recorded to Other expense, net. We did not have any ineffective derivative contracts in 2008. We recorded a nominal amount of ineffectiveness in 2007. If it becomes probable that an anticipated transaction that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other expense, net. At January 2, 2009, we had a net unrealized gain of $2.9 million in Accumulated other comprehensive income, which is expected to be reclassified to income within the next twelve months at the prevailing market rate. We held derivatives designated as cash flow hedges at the end of the year.

(In millions)	Weighted Average Contract Rate	Notional Value of Forward Contracts Maturing in 2009[1]
Forward contracts at January 2, 2009:
Forward contracts to buy foreign currencies for Euro:
United States dollar	0.6607	$43.4

(In millions)	Weighted Average Contract Rate	Notional Value of Forward Contracts Maturing in 2008[1]
Forward contracts at December 28, 2007:
Forward contracts to buy foreign currencies for Euro:
United States dollar	0.7020	$66.7

Option contracts at December 28, 2007:
Option contracts to buy foreign currencies for Euro:
United States dollar	0.7058	$15.6

[1]

Pursuant to our policy, we entered into the above contracts immediately prior to the respective year-ends. Accordingly, the fair value of such contracts was $3.4 million as of January 2, 2009, and nominal as of December 28, 2007.

Net Investment Hedges

During 2008, we began entering into foreign currency forward contracts to hedge a portion of our net investment in one of our foreign subsidiaries to reduce economic currency risk. Changes in the fair value of these contracts due to Euro exchange rate fluctuations are recorded as foreign currency translation adjustments within Accumulated other comprehensive income. As of January 2, 2009, we had a net unrealized gain of $7.4 million in Accumulated other comprehensive income. Forward points on the contracts are recorded in Other expense, net. In 2008, we recorded expense of $0.6 million related to forward points in Other expense, net. We held net investment hedges for the aggregate notional contract amount of 100 million Euros at January 2, 2009.

(In millions)	Weighted Average Contract Rate	Notional Value of Forward Contracts Maturing in 2009[1]
Forward contracts at January 2, 2009:
Forward contracts to sell foreign currencies for U.S. dollar:
Euro	1.3917	$139.7

[1]	Pursuant to our policy, we entered into the above contracts immediately prior to the respective year-end. Accordingly, the fair value of such contracts was nominal as of January 2, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes, Report of Independent Registered Public Accounting Firm and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting in our 2008 Annual Report, included herein as Exhibit 13, are incorporated herein by reference.

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

Management’s report on internal control over financial reporting and the attestation report of Ernst and Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is set forth in our 2008 Annual Report, included herein as Exhibit 13, and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is incorporated herein by reference to the sections entitled “Voting Information—Election of Directors,” “Committees of the Board-Audit and Ethics Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended January 2, 2009, and the sections entitled “Officers” and “Corporate Responsibility” in our 2008 Annual Report, included herein as Exhibit 13, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to the sections entitled “Executive Compensation,” “Director Compensation,” and “Corporate Governance,” in our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days, after the fiscal year ended January 2, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended January 2, 2009. Securities authorized for issuance under equity compensation plans is included in the notes to our 2008 Annual Report, included herein as Exhibit 13, and is incorporated herein by reference.

Equity Compensation Plan Table

The following table summarizes information as of January 2, 2009, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	28,194,936	$17.91	42,590,102	[1]
Equity compensation plans not approved by security holders[2]	4,656,982	$12.35	—

Total	32,851,918	$17.12	42,590,102

[1]

Includes 33,744,112 securities available under the Amended and Restated 2004 Incentive Compensation Plan and 8,845,990 securities available under the 2005 Employee Stock Purchase Plan, which has been suspended by the Company.

[2]

All of these options were issued pursuant to option plans that were assumed in merger transactions. The Company has not made, and will not make, any future grants or awards of equity securities under these plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is incorporated herein by reference to the section entitled “Transactions with Related Persons”, “Policies and Procedures for Review and Approval of Related-Person Transactions” and “Corporate Governance” in our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended January 2, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to the section entitled “Independent Auditor’s Fees and Services” in our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended January 2, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

The following Consolidated Financial Statements of Tellabs, Inc. and Subsidiaries, included in the registrant’s 2008 Annual Report, included herein as Exhibit 13, were previously incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets: January 2, 2009 and December 28, 2007

Consolidated Statements of Operations: Years ended January 2, 2009, December 28, 2007 and December 29, 2006

Consolidated Statements of Stockholders’ Equity: Years ended January 2, 2009, December 28, 2007 and December 29, 2006

Consolidated Statements of Cash Flows: Years ended January 2, 2009, December 28, 2007 and December 29, 2006

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

(b) Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation and Amendments 14/
3.2	Fourth Amended and Restated By-Laws dated January 29, 2009 25/
10.1	Tellabs Operations, Inc. Deferred Compensation Plan, as amended and its related trust, as amended 3/
10.2	Tellabs, Inc. Deferred Income Plan 21/
10.3	1986 Non-Qualified Stock Option Plan, as amended and restated 1/
10.4	Amendment to Tellabs, Inc. 1986 Non-Qualified Stock Option Plan (As Amended and Restated June 26, 1992) 7/
10.5	1987 Stock Option Plan for Non-Employee Corporate Directors, as amended and restated 1/
10.6	Amendment to Tellabs, Inc. 1987 Stock Option Plan for Non-Employee Corporate Directors (As Amended and Restated June 26, 1992) 7/
10.7	1989 Stock Option Plan, as amended and restated 1/
10.8	Amendment to Tellabs, Inc. 1989 Stock Option Plan (As Amended and Restated June 26, 1992) 7/
10.9	Employee Quality Stock Award Program 2/
10.10	1991 Stock Option Plan, as amended and restated 1/
10.11	Amendment to Tellabs, Inc. 1991 Stock Option Plan (As Amended and Restated June 26, 1992) 7/
10.12	Amendment to the Coherent Communications Systems Corporation Amended and Restated 1993 Equity Compensation Plan 7/
10.13	Amendment to the Coherent Communications Systems Corporation 1993 Equity Compensation Plan 8/
10.14	1994 Stock Option Plan 3/
10.15	Amendment to the Tellabs, Inc. 1994 Stock Option Plan 7/
10.16	Tellabs, Inc. 1998 Stock Option Plan 4/
10.17	Amendment to the Tellabs, Inc. 1998 Stock Option Plan 7/
10.18	1999 Tellabs, Inc., Stock Bonus Plan 6/
10.19	SALIX Technologies, Inc. 1998 Omnibus Stock Plan and Option Agreement Dated as of December 1, 1997 5/
10.20	Amendment to the SALIX Technologies, Inc. Omnibus Stock Plan 7/
10.21	Tellabs, Inc. 2001 Stock Option Plan 8/
10.22	Form of Executive Agreement for Corporate Officers 11/
10.23	Ocular Networks, Inc. Amended and Restated 2000 Stock Incentive Plan 9/
10.24	Tellabs Advantage Plan, as amended and restated 13/
10.25	First Amendment to the Tellabs Advantage Plan 13/
10.26	Second Amendment to the Tellabs Advantage Plan 13/

10.27	2004 Amendment to the Tellabs Advantage Plan 15/
10.28	2006 Amendment to the Tellabs Advantage Plan 19/
10.29	Vivace Networks, Inc. 1999 Equity Incentive Plan, as amended 18/
10.30	Tellabs, Inc. 2004 Incentive Compensation Plan 12/
10.31	Forms of Stock Award Statement, Stock Award Agreement and RSU Award Statement pertaining to Tellabs, Inc. 2004 Incentive Compensation Plan 15/
10.32	Advanced Fibre Communication, Inc. 1996 Stock Incentive Plan 15/
10.33	Form of Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 15/
10.34	Form of Automatic Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 15/
10.35	Form of Notice of Grant of Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 15/
10.36	Form of Notice of Grant of Non-Employee Director Automatic Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 15/
10.37	Form of Stock Issuance Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 15/
10.38	2005 Tellabs, Inc. Employee Stock Purchase Plan 16/
10.39	Tellabs, Inc. Executive Continuity and Protection Program 16/
10.40	Form of Executive Performance Stock Units Statement and Award Agreement 17/
10.41	401(k) Plan as Amended and Restated Effective January 1, 2007 20/
10.42	Addendum Incorporating Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) to Tellabs 401(k) Plan 20/
10.43	Letter Agreement with Steve McCarthy 23/
10.44	Form of Executive Performance Stock Units Award Statement 23/
10.45	Corrected Letter Agreement with Carl DeWilde 24/
10.46	Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan 22/
13	Annual Report to Stockholders
21	Subsidiaries of Tellabs, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits 10.1 through 10.46 contain, among other documents, management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(b) hereof.

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

17/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended September 29, 2006 (File No. 0-9692).

18/ Incorporated by reference from Tellabs, Inc. Form S-8 filed on July 29, 2003 (File no. 333-107457).

19/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 29, 2006 (File no. 0-9692).

20/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended September 28, 2007 (File No. 0-9692).

21/ Incorporated by reference from Tellabs, Inc Form 10-K Annual Report for the year ended December 28, 2007 (File No. 0-9692)

22/ Incorporated by reference from Tellabs, Inc. Definitive Proxy Statement filed March 19, 2008 (File No. 0-9692).

23/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended March 28, 2008 (File No. 0-9692).

24/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended September 26, 2008 (File No. 0-9692).

25/ Incorporated by reference from Tellabs, Inc. Form 8-K Current Report dated February 3, 2009 (File No. 0-9692).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLABS, INC.

March 3, 2009	/s/ Robert W. Pullen
Robert W. Pullen
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Pullen	March 3, 2009
Robert W. Pullen
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy J. Wiggins	March 3, 2009
Timothy J. Wiggins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas P. Minichiello	March 3, 2009
Thomas P. Minichiello
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Michael J. Birck	March 3, 2009
Michael J. Birck
Chairman and Director

/s/ Bo Hedfors	March 3, 2009
Bo Hedfors
Director

/s/ Frank Ianna	March 3, 2009
Frank Ianna
Director

/s/ Linda Wells Kahangi	March 3, 2009
Linda Wells Kahangi
Director

/s/ Frederick A. Krehbiel	March 3, 2009
Frederick A. Krehbiel
Director

/s/ Michael E. Lavin	March 3, 2009
Michael E. Lavin
Director

/s/ Stephanie Pace Marshall	March 3, 2009
Stephanie Pace Marshall
Director

/s/ William F. Souders	March 3, 2009
William F. Souders
Director

/s/ Jan H. Suwinski	March 3, 2009
Jan H. Suwinski
Director

TELLABS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended January 2, 2009, December 28, 2007 and December 29, 2006

Accounts Receivable Allowances

(In millions)	Balance at Beginning of Year	Net Additions (Reductions) Charged to Costs and Expenses	Deductions (A)	Currency Translation Adjustments	Balance at End of Year
2008	$3.0	$(1.3)	$—	$(0.3)	$1.4

2007	$3.8	$(0.9)	$—	$0.1	$3.0

2006	$4.2	$—	$(0.2)	$(0.2)	$3.8

NOTE:

(A) – Net uncollectible accounts charged off.

Exhibit Index

13	Annual Report to Stockholders
21	Subsidiaries of Tellabs, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002