Form 10-Q
period 2009-04-03
TELLABS INC
filed 2009-05-12
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Common Shares, $0.01 Par Value – 395,766,656 shares outstanding on May 1, 2009.

TELLABS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarter
	4/3/09	3/28/08
In millions, except per-share data
Revenue
Products	$308.0	$408.0
Services	53.7	56.1

Total revenue	361.7	464.1

Cost of Revenue
Products	166.5	242.8
Services	35.4	43.4

Total cost of revenue	201.9	286.2

Gross Profit	159.8	177.9

Gross profit as a percentage of revenue	44.2%	38.3%

Gross profit as a percentage of revenue - products	45.9%	40.5%
Gross profit as a percentage of revenue - services	34.1%	22.6%

Operating Expenses
Research and development	69.5	80.7
Sales and marketing	42.4	43.4
General and administrative	26.4	26.1
Intangible asset amortization	6.0	5.6
Restructuring and other charges	6.7	8.7

Total operating expenses	151.0	164.5

Operating Earnings	8.8	13.4

Other Income
Interest income, net	5.2	9.9
Other (expense) income, net	(0.5)	0.6

Total other income	4.7	10.5

Earnings Before Income Tax	13.5	23.9
Income tax expense	(7.0)	(7.3)

Net Earnings	$6.5	$16.6

Net Earnings Per Share
Basic	$0.02	$0.04

Diluted	$0.02	$0.04

Weighted Average Shares Outstanding
Basic	395.8	407.9

Diluted	396.6	408.9

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	4/3/09	1/2/09
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$226.2	$376.1
Investments in marketable securities	958.1	776.0

Total cash, cash equivalents and marketable securities	1,184.3	1,152.1

Other marketable securities	191.8	179.1
Accounts receivable, net of allowances of $1.5 and $1.4	320.1	332.7
Inventories
Raw materials	37.4	34.2
Work in process	9.0	13.9
Finished goods	124.4	128.8

Total inventories	170.8	176.9
Income taxes	38.7	38.7
Miscellaneous receivables and other current assets	53.4	56.3

Total Current Assets	1,959.1	1,935.8

Property, Plant and Equipment
Land	20.8	21.1
Buildings and improvements	197.9	201.6
Equipment	405.5	420.0

Total property, plant and equipment	624.2	642.7
Accumulated depreciation	(358.3)	(364.4)

Property, plant and equipment, net	265.9	278.3
Goodwill	122.2	122.4
Intangible Assets, Net of Amortization	38.2	44.2
Other Assets	122.1	127.5

Total Assets	$2,507.5	$2,508.2

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$72.9	$84.1
Accrued compensation	50.0	60.7
Restructuring and other charges	15.3	17.7
Income taxes	71.2	73.0
Stock loan	191.8	179.1
Deferred revenue	43.7	34.6
Other accrued liabilities	96.4	91.4

Total Current Liabilities	541.3	540.6

Long-Term Restructuring Liabilities	10.7	13.3
Income Taxes	59.8	59.7
Other Long-Term Liabilities	47.8	48.1

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 495,851,232 and 495,757,314 shares issued	5.0	5.0
Additional paid-in capital	1,491.4	1,485.9
Treasury stock, at cost: 100,123,599 and 100,088,341 shares	(952.6)	(952.4)
Retained earnings	1,189.7	1,183.2
Accumulated other comprehensive income	114.4	124.8

Total Stockholders’ Equity	1,847.9	1,846.5

Total Liabilities and Stockholders’ Equity	$2,507.5	$2,508.2

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarter
	4/3/09	3/28/08
In millions
Operating Activities
Net earnings	$6.5	$16.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18.8	21.8
Loss on disposal of property, plant and equipment	0.2	0.2
Equity-based compensation	5.5	8.0
Deferred income taxes	4.0	(4.0)
Restructuring and other charges	6.7	8.7
Other-than-temporary impairment charges on investments	—	1.4
Net changes in assets and liabilities:
Accounts receivable	6.6	24.2
Inventories	5.2	9.7
Miscellaneous receivables and other current assets	2.3	2.8
Other assets	1.1	18.9
Accounts payable	(8.8)	(16.4)
Restructuring and other charges	(6.8)	(4.9)
Deferred revenue	9.1	5.8
Other accrued liabilities	(4.4)	(8.0)
Income taxes	(3.3)	0.7
Other long-term liabilities	1.4	(2.6)

Net Cash Provided by Operating Activities	44.1	82.9

Investing Activities
Capital expenditures	(7.6)	(7.1)
Proceeds on disposals of property, plant and equipment	0.2	0.1
Payments for purchases of investments	(416.5)	(482.3)
Proceeds from sales and maturities of investments	233.7	506.3

Net Cash (Used for) Provided by Investing Activities	(190.2)	17.0

Financing Activities
Proceeds from issuance of common stock under stock plans	—	0.4
Repurchase of common stock	(0.2)	(142.1)

Net Cash Used for Financing Activities	(0.2)	(141.7)

Effect of Exchange Rate Changes on Cash	(3.6)	0.9

Net Decrease in Cash and Cash Equivalents	(149.9)	(40.9)
Cash and Cash Equivalents - Beginning of Year	376.1	213.0

Cash and Cash Equivalents - End of Period	$226.2	$172.1

The accompanying notes are an integral part of these statements.

TELLABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IN MILLIONS, EXCEPT SHARE AND PER-SHARE DATA

1. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial statements, the requirements of Form 10-Q and applicable rules of the U.S. Securities and Exchange Commission’s Regulation S-X. Therefore, they do not include all disclosures normally required by U.S. generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein are to be read in conjunction with our Annual Report on Form 10-K for the year ended January 2, 2009.

In our opinion, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

2. New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits. FSP 132(R)-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit and other postretirement plans. This FSP is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 will not impact our financial position or results of operations because it only affects financial statement disclosures.

We adopted the provisions of Statement of Financial Accounting Standards (SFAS) 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, on January 3, 2009. SFAS 160 establishes accounting and reporting standards designed to improve the relevance, comparability and transparency of the financial information provided in a reporting entity’s consolidated financial statements. SFAS 160 did not have a material impact on our financial statements. However, it could impact our accounting for future transactions.

We adopted the provisions of SFAS 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS 133, on January 3, 2009. SFAS 161 is designed to improve the transparency of an entity’s financial reporting by requiring enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 did not impact our financial position or results of operations because it only affects financial statement disclosures.

We adopted the provisions of SFAS 141(R), Business Combinations on January 3, 2009. SFAS 141(R) establishes principles and requirements for an acquirer that are designed to improve the relevance, representational faithfulness and comparability of information provided by a reporting entity in its financial reports about business combinations and their effects. The impact of the adoption of SFAS 141(R) on our financial statements will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement. While SFAS 141(R) generally applies only to transactions that close after its effective date, the amendments to SFAS 109, Accounting for Income Taxes, and FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, are applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of SFAS 141(R). We estimate that approximately $14.4 million of unrecognized tax benefits associated with prior acquisitions, if recognized, would impact income tax expense instead of goodwill in future periods as a result of SFAS 141(R).

We adopted the provisions of FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, an amendment to the Fair Value Measurements standard on January 3, 2009 for all non-recurring non-financial assets that include property, plant and equipment, goodwill, intangible assets and investments in partnerships and start-up technology companies. FSP 157-2 did not have an impact on our financial statements. However, it could impact our accounting in the future.

3. Restructuring and Other Charges

On February 5, 2009, management initiated a restructuring plan as we continue to align our costs with customer spending and current market conditions. The cost and cash payments under this plan are expected to be $1.8 million for workforce reductions of approximately 60 employees, which was recorded to operating expenses in the first quarter. Restructuring actions under this plan are expected to be completed by the end of the second quarter of 2009.

During the fourth quarter of 2008, management initiated a plan that resizes Tellabs business to reflect market conditions. Restructuring actions under this plan include reducing future investment in access products and freeing up resources to focus on data and transport products. The pretax restructuring charges for this plan are expected to be approximately $23 million, which includes approximately $10 million in severance charges for workforce reductions and $13 million for facility- and asset-related charges. In the first quarter of 2009, we recorded $4.9 million, of which $5.1 million was for facility- and asset-related charges and a reduction of $0.2 million for previous severance accruals. Through the end of the first quarter of 2009, we recorded $22.2 million for this plan, of which $10.1 million is for severance and $12.1 million is for facility- and asset-related charges. Cash payments under this plan are expected to be approximately $16 million. Restructuring actions under this plan are expected to be completed by the end of the third quarter of 2009.

As of April 3, 2009, we had $26.0 million accrued for restructuring plans. The 2009 restructuring plan balance of $1.6 million consists of cash severance that we expect to pay through the first quarter of 2010. The 2008 restructuring plans balance of $13.3 million consists of $3.8 million in cash severance that we expect to pay through the second quarter of 2010 and $9.5 million in net lease obligations that expire through 2015. The $11.1 million balance for previous restructuring plans relates to net lease obligations that expire through 2011.

The following table summarizes restructuring and other charges recorded for the plans mentioned above, as well as adjustments to reserves recorded for prior restructurings:

	First Quarter
	4/3/09	3/28/08
Severance and other termination benefits	$1.6	$6.4
Facility and other exit costs	5.1	1.8
Other obligations	—	0.5

Total restructuring and other charges	$6.7	$8.7

The following table summarizes restructuring and other charges activity by segment for the first quarter of 2009 and the status of the reserves at April 3, 2009:

		First Quarter Activity
	Balance at 1/2/09	Restructuring Expense	Cash Payments	Other Activities[1]	Balance at 4/3/09
2009 Restructuring Plan
Broadband	$—	$0.8	$(0.2)	$—	$0.6
Transport	—	0.9	—	—	0.9
Services	—	0.1	—	—	0.1

Subtotal 2009 Restructuring	—	1.8	(0.2)	—	1.6

2008 Restructuring Plans
Broadband	15.9	4.9	(4.0)	(4.9)	11.9
Transport	1.5	—	(0.5)	—	1.0
Services	1.1	—	(0.7)	—	0.4

Subtotal 2008 Restructuring	18.5	4.9	(5.2)	(4.9)	13.3

Previous Restructuring Plans
Broadband	2.3	—	(0.6)	—	1.7
Transport	10.2	—	(0.8)	—	9.4

Subtotal Previous Restructuring	12.5	—	(1.4)	—	11.1

Total All Restructuring Plans	$31.0	$6.7	$(6.8)	$(4.9)	$26.0

1 Other activities include the effects of currency translation, write-downs of property, plant and equipment to be disposed, and other changes in the reserve that do not flow through restructuring expense.

4. Fair Value Measurements

SFAS 157, Fair Value Measurements, defines fair value, establishes a fair value hierarchy that prioritizes the sources used to measure fair value and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - Observable inputs, such as quoted prices in active markets;

•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining fair value for recurring financial assets and liabilities, we separate our financial instruments into three categories: marketable securities, other marketable securities and stock loan, and derivative financial instruments. These assets and liabilities are all valued based on the market approach that uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis at April 3, 2009 are:

	Balance at 4/3/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$262.5	$262.5	$—	$—
U.S. government-sponsored enterprise (agency) debt obligations	87.2	—	87.2	—
Municipal tax-exempt debt obligations	50.7	—	50.7	—
Corporate debt obligations guaranteed by Federal Deposit Insurance Corporation (FDIC)	180.3	—	180.3	—
Corporate debt obligations	21.9	—	21.9	—
Mortgaged backed debt obligations guaranteed by Government National Mortgage Association (GNMA)	99.3	—	99.3	—
Certificates of deposit guaranteed by FDIC	33.7	—	33.7	—
Foreign government debt obligations	174.2	—	174.2	—
Foreign corporate debt obligations guaranteed by foreign governments	48.3	—	48.3	—

Subtotal	$958.1	$262.5	$695.6	$—
Other marketable securities	191.8	191.8	—	—

Total Assets	$1,149.9	$454.3	$695.6	$—

Liabilities
Stock loan	$191.8	$191.8	$—	$—
Derivative financial instruments	0.4	—	0.4	—

Total Liabilities	$192.2	$191.8	$0.4	$—

5. Derivative Financial Instruments

Financial Contracts and Market Risk

We conduct business on a global basis in U.S. and foreign currencies, so our financial results are subject to risks associated with fluctuating foreign exchange rates. To mitigate these risks, we have a foreign currency exposure management program, which uses derivative foreign exchange contracts to address nonfunctional currency exposures that are expected to be settled in one year or less. We enter into derivative foreign exchange contracts only to the extent necessary to meet our goal of mitigating nonfunctional foreign currency exposures. We do not enter into hedging transactions for speculative purposes. The derivative foreign exchange contracts consist of foreign currency forward and, at times, option contracts.

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

Non-designated Hedges

We use derivative contracts to manage overall foreign currency exposures that are remeasured through income. These derivative contracts are not designated as hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. We record these contracts on the balance sheet at fair value. Changes in the fair value of these contracts, excluding forward points, are included in earnings as part of Other (expense) income, net. We had net losses of $2.7 million in the first quarter of 2009 and net gains of $4.7 million in the first quarter of 2008. Receivables resulting from the contracts are included in Miscellaneous receivables and other current assets, while payables from the contracts are included as part of Other accrued liabilities. We recorded expense of $1.0 million related to forward points in Other (expense) income, net in the first quarter of 2009 and $0.3 million in the first quarter of 2008. We do not engage in hedging specific individual transactions. At the end of the quarter, we held non-designated foreign currency forward contracts in eight currencies, with a gross notional equivalent of $179.3 million.

Cash Flow Hedges

We use derivative contracts, designated as cash flow hedges under SFAS 133, to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conduct monthly effectiveness tests of our derivative contracts on a spot-to-spot basis, excluding forward points. We recorded expense of $0.2 million related to forward points in Other (expense) income, net in the first quarter of 2009 and income of $0.6 million in the first quarter of 2008. Effective gains and losses from derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions are realized, at which point they are reclassified to Total cost of revenue. Ineffectiveness of our derivative contracts is recorded to Other (expense) income, net. We recorded a nominal amount of ineffectiveness in the first quarter of 2009. We did not record any ineffectiveness in the first quarter of 2008. If it becomes probable that an anticipated transaction that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other (expense) income, net. At April 3, 2009, we had a net unrealized gain of $1.5 million in Accumulated other comprehensive income, which is expected to be reclassified to income within the next 12 months at the prevailing market rate. At the end of the quarter, we held derivatives designated as cash flow hedges in one currency, with a gross notional equivalent of $52.2 million.

The following table summarizes the impact of cash flow hedges on Accumulated other comprehensive income:

	First Quarter
	4/3/09	3/28/08
Unrealized gain (loss) at beginning of period	$2.9	$(0.4)
Net gain (loss) during the period, net of tax	1.9	(3.3)
Reclassifications to (income) expense	(3.3)	0.3

Unrealized gain (loss) at end of period	$1.5	$(3.4)

Net Investment Hedges

We entered into three-month foreign currency forward contracts, designated under SFAS 133, to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash and reduce volatility of our global cash flow. Effective changes in the fair value of these contracts due to exchange rate spot fluctuations are recorded as foreign currency translation adjustments within Accumulated other comprehensive income. We conduct monthly effectiveness tests of our derivative contracts on a spot-to-spot basis, excluding forward points, in income. As of April 3, 2009, we had a net unrealized gain of $13.6 million in Accumulated other comprehensive income, which includes a net gain of $14.5 million related to settled contracts and a net loss of $0.9 million related to existing contracts. We recorded expense of $0.5 million related to forward points in Other (expense) income, net in the first quarter of 2009. We did not engage in net investment hedge contracts in the first quarter of 2008. We held net investment hedges with a notional value of Euro 50 million at the end of the quarter.

The fair value of derivative instruments in our consolidated balance sheet as of April 3, 2009, was as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency contracts	Miscellaneous receivables and other current assets	$2.1	Other accrued liabilities	$2.1

Derivatives not designated as hedging instruments:
Foreign currency contracts	Miscellaneous receivables and other current assets	0.3	Other accrued liabilities	0.7

Total derivatives		$2.4		$2.8

The effect of derivative instruments designated as hedging instruments on our consolidated statement of operations for the three months ended April 3, 2009, was as follows:

	Gain or (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized (Amount Excluded from Effectiveness Testing)	Amount Recognized in Income: Excluded from Effectiveness Testing Gain (Loss)
Derivatives designated as hedging instruments:

Cash Flow Hedges:
Foreign exchange contracts	$1.9	Total cost of revenue	$3.3	Other (expense) income, net		$(0.2)

Net Investment Hedges:
Foreign exchange contracts	$6.3			Other (expense) income, net		$(0.5)

The effect of derivative instruments not designated as hedges on our consolidated statement of operations for the three months ended April 3, 2009, was as follows:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other (expense) income, net	$(2.7)

6. Product Warranties

We provide warranties for all of our products. The specific terms and conditions of those warranties vary depending on the product. We provide a basic limited warranty, including parts and labor, for all products except access products for periods ranging from 90 days to 5 years. The basic limited warranty for access products covers parts and labor for periods ranging from 2 to 6 years.

Our estimate of warranty liability involved many factors, including the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the amounts as necessary. The decline in accruals for product warranties issued during the first quarter of 2009 represents a lower number of units shipped, lower anticipated rates of warranty claims and a lower cost per claim. Other adjustments to accruals for product warranties issued represent reductions due to favorable experience to previous estimates.

We classify the portion of our warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of our warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Product warranty liabilities are as follows:

	First Quarter
	4/3/09	3/28/08
Balance – beginning of period	$39.3	$49.1
Accruals for product warranties issued	3.0	3.8
Settlements	(1.4)	(3.4)
Other adjustments to accruals for product warranties issued	(2.4)	(2.2)

Balance – end of period	$38.5	$47.3

Balance sheet classification - end of period	Balance at 4/3/09	Balance at 3/28/08
Other accrued liabilities	$18.4	$22.9
Other long-term liabilities	20.1	24.4

Total product warranty liabilities	$38.5	$47.3

7. Equity-Based Compensation

The Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan (2004 Plan) provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units (PSUs). Stockholders previously approved 53,889,977 shares for grant under the 2004 Plan, of which 33,432,752 remain available for grant at April 3, 2009. Under the 2004 Plan and predecessor plans, we granted awards at market value on the date of grant.

Stock Options

Stock options granted in the first quarters of 2009 and 2008 generally vest over three years from the date of the grant. We recognize compensation expense on a straight-line basis over the service period based on the fair value of the stock options on the grant date. Compensation expense for stock options was $1.7 million for the first quarter of 2009 and $3.8 million for the first quarter of 2008. Options granted but unexercised expire 10 years from the grant date.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted average fair value of current period stock option grants:

	First Quarter
	4/3/09	3/28/08
Expected volatility	53.2%	43.6%
Risk-free interest rate	1.7%	2.9%
Expected term (in years)	4.5	4.6
Expected dividend yield	0.0%	0.0%

We based our calculation of expected volatility on a combination of historical and implied volatility for options granted. We based the risk-free interest rate on the U.S. Treasury yield curve in effect at the date of grant. We estimated the expected term of the options using their vesting period, post-vesting employment termination behavior and historical exercise patterns.

The following is a summary of stock option activity during 2009 as of April 3, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding – beginning of year	32,851,918	$17.12
Granted	381,900	$4.14
Exercised	(8,164)	$2.91
Forfeited/expired	(1,839,241)	$15.67

Outstanding – end of period	31,386,413	$17.05	4.2	$0.9

Exercisable – end of period	28,088,042	$18.21	3.7	$0.4
Shares expected to vest	31,116,324	$17.14	4.2	$0.8

The weighted average fair value of stock options granted during the first quarter of 2009 was $1.87. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of April 3, 2009, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the first quarter of 2009 was $11,053.

As of April 3, 2009, we had $6.2 million of unrecognized compensation cost related to stock options, which we expect to recognize over a weighted average period of 1.8 years.

Cash-Settled Stock Appreciation Rights

The 2004 Plan provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the 2004 Plan. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (the market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. These cash payments were negligible in the first quarter of 2009 and 2008. The cash-settled SARs are generally assigned 10-year terms and typically vest over three years from the grant date. At April 3, 2009, there were 269,823 cash-settled SARs outstanding with exercise prices that ranged from $3.75 to $70.06. The weighted average price of the 8,150 cash-settled SARs granted in the first quarter of 2009 was $4.18 and the weighted average price of the 17,200 cash-settled SARs granted in the first quarter of 2008 was $6.66.

Restricted Stock

The 2004 Plan provides for the granting of restricted stock. We granted 150,000 shares of restricted stock in the first quarter of 2009 and 144,927 shares of restricted stock in the first quarter of 2008. All of the shares granted in the first quarter of 2009 and 2008 vest over a three-year period. We recognize compensation expense on a straight-line basis over the vesting periods based on the market price of our stock on the grant date. Compensation expense was $3.5 million for the first quarter of 2009 and $4.1 million for the first quarter of 2008. The weighted average issuance price of restricted stock granted in the first quarter of 2009 was $4.20 per share and the weighted average issuance price of restricted stock granted in the first quarter of 2008 was $6.90 per share. Non-vested restricted stock award activity for 2009 follows:

	First Quarter
	4/3/09
	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	3,415,825	$7.19
Granted	150,000	$4.20
Vested	(100,246)	$6.54
Forfeited	(32,350)	$7.55

Non-vested – end of period	3,433,229	$7.07

As of April 3, 2009, we had $14.3 million of unrecognized compensation cost related to restricted stock, which we expect to recognize over a weighted average period of 1.7 years.

Performance Stock Units

The 2004 Plan provides for the granting of PSUs. We granted 959,100 PSUs in the first quarter of 2009 and 777,000 PSUs in the first quarter of 2008. The PSUs granted in the first quarter of 2009 entitle the recipients to receive shares of our common stock commencing in March 2010, contingent on the achievement of our operating income targets for the 2009 fiscal year. Following achievement of this financial measure and subject to continued employment, one-third of such shares will be issued in annual installments in March 2010, March 2011 and March 2012. At maximum target performance, we will issue two shares for each PSU granted. The weighted average price of PSUs granted in the first quarter of 2009 was $3.75 per share and the weighted average price of PSUs granted in the first quarter of 2008 was $5.40 per share.

The PSUs granted in 2008 would have entitled the recipients to receive shares of our common stock commencing in March 2009, contingent on the achievement of our operating income and revenue-based targets for the 2008 fiscal year. Following achievement of these financial measures and subject to continued employment, we would have issued one-third of such shares in annual installments in March 2009, March 2010 and March 2011. At minimum target performance, we would have issued one-half share for each PSU granted, and at maximum target performance, we would have issued two shares for each PSU granted. Since 2008 performance fell below threshold performance, none of the PSUs were earned, no expense was incurred, and no amounts will be paid out with respect to them. Compensation expense for PSUs was $0.2 million for the first quarter of 2009 and $0.1 million for the first quarter of 2008. PSU activity for 2009 follows:

	First Quarter
	4/3/09
	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	697,000	$5.40
Granted	959,100	$3.75
Cancelled	(697,000)	$5.40

Non-vested – end of period	959,100	$3.75

As of April 3, 2009, we had $4.7 million of unrecognized compensation cost related to PSUs, based on our most recent forecast performance, that we expect to recognize over a weighted average period of 2.9 years.

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, SARs, restricted stock and PSUs:

	First Quarter
	4/3/09	3/28/08
Cost of revenue – products	$0.4	$0.7
Cost of revenue – services	0.7	1.0
Research and development	1.7	2.7
Sales and marketing	1.2	1.6
General and administrative	1.5	2.0

Equity-based compensation expense before income taxes	5.5	8.0
Income tax benefit	1.8	2.8

Total equity-based compensation expense after income taxes	$3.7	$5.2

8. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for the retiree medical plan:

	First Quarter
	4/3/09	3/28/08
Service cost	$0.2	$0.2
Interest cost	0.2	0.2
Expected return on plan assets	(0.2)	(0.1)
Amortization of actuarial gain	(0.1)	—

Net periodic benefit cost	$0.1	$0.3

We currently do not anticipate contributing to the plan in 2009, as it is adequately funded at this time.

9. Income Taxes

For the first quarter of 2009, we recorded tax expense of $7.0 million at an effective tax rate of 51.9% compared with a tax expense of $7.3 million and a rate of 30.5% for the first quarter of 2008. Our effective rate differs from the U.S. federal statutory rate of 35% because we were unable to recognize a tax benefit for domestic losses and credits due to the valuation allowance maintained against domestic deferred tax assets, partially offset by a shift in earnings to lower tax jurisdictions. We expect to continue to maintain a valuation allowance against our domestic and certain non-U.S. deferred tax assets until a sufficient level of profitability is attained.

10. Comprehensive (Loss) Income

Comprehensive (loss) income for the first quarter of 2009 and 2008 consists of the following:

	First Quarter
	4/3/09	3/28/08
Net earnings	$6.5	$16.6
Other comprehensive income:
Foreign currency translation adjustments	(16.0)	34.4
Unrealized gain on available-for-sale securities, net of tax	0.7	4.0
Fair value adjustments of cash flow hedges, net of tax	(1.4)	(3.0)
Unrealized gain on net investment hedges, net of tax	6.3	—

Comprehensive (loss) income	$(3.9)	$52.0

11. Segment Information

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

The Transport segment includes solutions that enable service providers to transport service and manage optical bandwidth by adding capacity when and where it’s needed. Wireline and wireless carriers use these products within the metropolitan portion of their transport networks to support wireless services, business services for enterprise customers, and triple-play voice, video and data services for residential customers. Product offerings include the Tellabs® 3000 voice quality enhancement products, the Tellabs® 5000 series of digital cross-connect systems and the Tellabs® 7100 optical transport system (OTS).

The Services segment includes deployment, support, training, systems integration and network design/consulting services. These services support all phases of the network: planning, building and operating.

We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, and the impact of equity-based compensation (which includes restricted stock and PSUs granted after June 30, 2006, and stock options).

Consolidated revenue by segment follows:

	First Quarter
	4/3/09	3/28/08
Broadband	$178.3	$202.1
Transport	129.7	205.9
Services	53.7	56.1

Total	$361.7	$464.1

Segment profit and reconciliation to operating earnings by segment follows:

	First Quarter
	4/3/09	3/28/08
Broadband	$34.3	$8.7
Transport	39.8	79.2
Services	19.0	13.7

Total segment profit	93.1	101.6
Sales and marketing expenses	(42.4)	(43.4)
General and administrative expenses	(26.4)	(26.1)
Equity-based compensation	(2.8)	(4.4)
Intangible asset amortization	(6.0)	(5.6)
Restructuring and other charges	(6.7)	(8.7)

Operating earnings	$8.8	$13.4

The segments use many of the same assets. For internal reporting purposes, we do not allocate assets by segment and therefore no asset, depreciation and amortization, or capital expenditure by segment information is provided to our chief operating decision maker.

12. Stock Repurchase Programs

On January 29, 2009, our Board of Directors authorized a one-year extension of the purchase of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of April 3, 2009, we purchased 7.3 million shares of our common stock under this program since February 2006, at a total cost of $91.6 million, including $16,832 (4,022 shares) in the first quarter of 2009.

On November 8, 2007, our Board of Directors authorized a repurchase program of up to $600 million of our outstanding common stock. As of April 3, 2009, we purchased 19.7 million shares of our common stock under this program at a total cost of $122.9 million, leaving $477.1 million available to be purchased under this program. We may repurchase shares under the authorized open market program periodically during open trading windows when we do not possess material non-public information. We provide no assurance that we will continue our repurchase activity and we may change our repurchase activity in the future.

In addition, in the first quarter of 2009, we purchased 31,236 shares for $0.1 million to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Introduction and Overview of Business

Tellabs designs, develops and supports telecommunications networking products. We generate revenue principally through the sale of these products as stand-alone network elements and as elements of integrated solutions to communications service providers worldwide. We also generate revenue by providing services to our customers. We operate in three business segments: Broadband, Transport and Services.

The Broadband segment includes access, managed access and data product portfolios that facilitate the delivery of bundled consumer services, wireline business services and wireless communications.

•

Revenue from access products is driven by consumer demand for the triple-play of bundled voice, video and high-speed Internet/data services as traditional telecommunications companies and cable service operators compete to be the sole provider of these services to consumers and businesses.

•	Revenue from managed access products is driven by the need to provide business-oriented voice, video and high-speed Internet/data services and wireless communications.

•	Revenue from data products is driven by demand for wireless and wireline carriers to deliver next-generation business services and wireless services.

The Transport segment includes digital cross-connect systems, optical networking systems and voice-quality enhancement products. These products enable service providers to generate revenue from business services, manage bandwidth, add network capacity when and where it is needed, and improve voice quality. Revenue from the Transport segment is driven by the needs of service providers to deliver wireless services, business services and consumer services.

The Services segment includes deployment, support, training, systems integration and network design/consulting services. Revenue from deployment, support, training and systems integration services arises primarily from the sales of products and continues to represent the majority of Services revenue, while network design/consulting services is the fastest growing part of the Services portfolio.

Tellabs operates in a dynamic industry. Customer consolidation has reduced overall industry capital spending, which together with a lack of consolidation on the part of network equipment companies, has resulted in increased pricing pressure. In addition, customer spending is pressured and competition is heightened by the global economic situation.

Within this backdrop, we continue to transform the company with new products and services. The company is evolving from a business based primarily on the circuit-switched Time Division Multiplexing (TDM) technology used in our digital cross-connect and managed access products to a business based on the packet-switching and Internet Protocol (IP) technology used in our optical networking, access and multiservice data products. These new products are taking root as service providers transform their networks with next-generation capabilities. Some of these products carry gross profit margins lower and some carry gross profit margins higher than the historical average. While we have significantly improved the profitability of these products over time, the mix of products in any given quarter can affect overall profitability.

Management continues to define and implement initiatives to improve our overall performance. On February 5, 2009, management initiated a restructuring plan as we continue to align our costs with customer spending and current market conditions.

RESULTS OF OPERATIONS

For the first quarter of 2009, revenue was $361.7 million, compared with $464.1 million in the first quarter of 2008, as revenue declined in all three segments.

Consolidated gross margin in the first quarter was 44.2%, up 5.9 percentage points from 38.3% in the first quarter of 2008. The increase in consolidated gross product margin was driven by the higher level of data revenue, which grew 45.2% year-over-year, margin improvements associated with our access and optical networking products, and improved services gross margin.

Operating expenses in the first quarter of 2009, including $6.0 million in intangible amortization and $6.7 million in restructuring and other charges, were $151.0 million, down $13.5 million from $164.5 million in the first quarter of 2008.

Net earnings for the first quarter of 2009, driven by the lower level of revenue, were $6.5 million or $0.02 per share (basic and diluted), compared with $16.6 million or $0.04 per share (basic and diluted) for the same period of 2008.

Revenue (in millions)

	First Quarter
	2009	2008	Change
Products	$308.0	$408.0	(24.5)%
Services	53.7	56.1	(4.3)%

Total revenue	$361.7	$464.1	(22.1)%

Revenue declined in the Products and Services segments. In the Broadband product segment, increased revenue from data products was offset by lower access and managed access revenue. In the Transport product segment, the revenue decline was driven primarily by lower revenue from digital cross-connect and optical networking systems. In the Services segment, the revenue decline was primarily driven by a lower level of deployment revenue.

On a geographic basis, revenue in North America (United States and Canada) was $247.0 million in the first quarter of 2009, down 29.3% from the year-ago quarter. Revenue outside North America was $114.7 million in the first quarter of 2009, compared with $114.6 million in the year-ago quarter.

Gross Margin

	First Quarter
	2009	2008	% Point Change
Products	45.9%	40.5%	5.4
Services	34.1%	22.6%	11.5
Consolidated	44.2%	38.3%	5.9

The increase in product gross margin between the first quarter of 2008 and the first quarter of 2009 was driven primarily by the higher level of data revenue and improved margins on access and optical networking products. The increase in services gross margin during the same period primarily reflects improved gross margins for deployment services.

Operating Expenses (in millions)

	First Quarter			Percent of Revenue
	2009	2008	Change	2009	2008
Research and development	$69.5	$80.7	$(11.2)	19.2%	17.4%
Sales and marketing	42.4	43.4	(1.0)	11.7%	9.4%
General and administrative	26.4	26.1	0.3	7.3%	5.6%

Subtotal	138.3	150.2	(11.9)	38.2%	32.4%

Intangible asset amortization	6.0	5.6	0.4
Restructuring and other charges	6.7	8.7	(2.0)

Total operating expenses	$151.0	$164.5	$(13.5)

The decline in operating expenses was driven primarily by lower research and development expenses. Restructuring and other charges of $6.7 million in the first quarter 2009 primarily reflect severance, facility- and asset-related charges.

Other Income (in millions)

	First Quarter
	2009	2008	Change
Interest income, net	$5.2	$9.9	$(4.7)
Other (expense) income, net	(0.5)	0.6	(1.1)

Total other income	$4.7	$10.5	$(5.8)

Interest income, net, was lower in the first quarter of 2009 versus the comparable period in 2008. Market interest rates declined during 2008 and remained low in the first quarter of 2009. In the first quarter of 2009, 90% of our portfolio was allocated to governments and government agencies, as compared with 68% in the first quarter of 2008.

Income Taxes

For the first quarter of 2009, we recorded tax expense of $7.0 million at an effective tax rate of 51.9%, compared with a tax expense of $7.3 million at an effective tax rate of 30.5% for the first quarter of 2008. The increase in our rate reflects the absence of a tax benefit on domestic losses (due to the valuation allowance established against our domestic deferred tax assets) and normal tax rates on our international earnings.

Segments

Segment Revenue (in millions)

	First Quarter
	2009	2008	Change
Broadband	$178.3	$202.1	(11.8)%
Transport	129.7	205.9	(37.0)%
Services	53.7	56.1	(4.3)%

Total revenue	$361.7	$464.1	(22.1)%

Segment Profit* (in millions)

	First Quarter
	2009	2008	Change
Broadband	$34.3	$8.7	294.3%
Transport	39.8	79.2	(49.7)%
Services	19.0	13.7	38.7%

Total segment profit	$93.1	$101.6	(8.4)%

*	We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, and the impact of equity-based compensation (which contains restricted stock and PSUs granted after June 30, 2006, and stock options).

Broadband

Revenue: Broadband revenue between the first quarter of 2008 and the first quarter of 2009 was driven by increased data revenue that was offset by lower access and managed access revenue. Data product revenue was $63.0 million in the first quarter of 2009, up 45.2% from $43.4 million in the first quarter of 2008. Revenue benefited primarily from the continuing rollout of our next-generation wireless backhaul solution in multiple geographic regions. Access revenue decreased to $64.1 million in the first quarter of 2009 from $99.9 million in the first quarter of 2008. Access revenue will likely continue to decline as several key customers are transitioning to alternative network architectures. Managed access revenue was $51.2 million in the first quarter of 2009 compared with $58.8 million in the same quarter of 2008. Managed access revenue declined due to lower revenue from the Tellabs® 6300 SDH transport revenue, as we completed the initial stages of a large build-out in the EMEA region, and lower overall revenue from the Tellabs® 8100 managed access system.

Segment Profit: Broadband segment profit grew $25.6 million, driven by higher revenue from data products, margin improvements associated with access products, and reduced research and development expenses.

Transport

Revenue: The decline in Transport revenue between the first quarter of 2008 and the first quarter of 2009 was driven primarily by lower revenue from digital cross-connect and optical networking systems. The decline in digital cross-connect system revenue reflects lower spending from North American customers; the decline in optical networking revenue reflects the completion of the initial stages of a large build-out in North America during 2008.

During the first quarter of 2009, Tellabs 5500 digital cross-connect product revenue from new systems, system expansions and system upgrades were approximately 19% of the total, compared with 44% in the first quarter of 2008. The remaining balances consisted of port-card growth on the installed base.

Segment Profit: The decline in Transport segment profit was primarily driven by the lower level of digital cross-connect system revenue.

Services

Revenue: The decline in Services segment revenue from the first quarter of 2008 to the first quarter of 2009 was primarily driven by lower revenue from deployment services, which was associated with the lower level of product revenue.

Segment Profit: The increase in Services segment profit primarily reflects improved gross margins for deployment services.

Financial Condition, Liquidity and Capital Resources

Our principal source of liquidity remained our cash, cash equivalents and marketable securities of $1,184.3 million as of April 3, 2009, which increased by $32.2 million since year-end 2008. The increase in cash, cash equivalents and marketable securities for the quarter reflects $44.1 million in cash generated from operating activities, partially offset by cash used for capital expenditures.

Substantially all of our investments are backed by governments or government agencies and are highly liquid instruments. We may rebalance our portfolio from time to time, which may affect the duration, credit structure and future income of our investments.

During the first quarter of 2009, we repurchased approximately 4,000 shares of our common stock at a cost of $17,000 under previously announced share repurchase programs. We provide no assurance that we will continue our repurchase activity and we may change our repurchase activity in the future. We cannot estimate the timing of any such change or the impact on our cash, cash equivalents and marketable securities.

Based on historical performance and current forecasts, we believe the company’s cash, cash equivalents and marketable securities will satisfy working capital needs, capital expenditures and other liquidity requirements related to existing operations for the next 12 months. Future available sources of working capital, including cash, cash equivalents, and marketable securities, cash generated from future operations, short-term or long-term financing, equity offerings or any combination of these sources, should allow us to meet our long-term liquidity needs. Our current policy is to use our liquidity, financial strength and stability to fund business operations, to expand business, potentially through acquisitions, or to repurchase our common stock.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no material changes in our critical accounting policies during the quarter.

Outlook for Second Quarter

We expect second quarter 2009 revenue to be flat to up by a high single-digit percentage compared with the first quarter of 2009. We expect gross margin for the second quarter to be flat, plus or minus a point or two, from the first quarter of 2009, as a result of product mix. We expect our second quarter 2009 operating expenses, excluding restructuring charges, to continue on a downward trajectory from the first quarter of 2009.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q, including the statements under the caption “Outlook for Second Quarter”, contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on current and available information at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “project,” “intend,” “likely,” “will,” “should,” “could,” “may,” “foreseeable,” “would” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: overall negative economic conditions generally and disruptions in credit and capital markets, including specific impacts of these conditions on the telecommunications industry; financial condition of telecommunications service providers, equipment vendors and contract manufacturers, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; initiatives to improve profitability that may have financial consequences, including further restructuring charges and the ability to realize anticipated savings under such cost-reduction initiatives; exiting businesses and product areas; impairment charges and other cost cutting initiatives and related charges and costs; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies; charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of our most recently filed Form 10-K. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors are advised not to rely on these forward-looking statements when making investment decisions. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the risk factors, financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended January 2, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 3, 2009, there were no material changes to our market risks disclosure, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended January 2, 2009.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 28, 2006, the Court consolidated all three actions and on August 14, 2006, plaintiffs filed a consolidated class action complaint. On September 15, 2006, defendants filed a Motion to Dismiss, or in the Alternative, for Summary Judgment seeking the dismissal with prejudice of all claims in the consolidated amended class action complaint. On February 13, 2007, the court denied defendants’ motion and on April 17, 2007, denied Tellabs’ motion for leave to certify an issue for interlocutory appeal to the United States Federal Court of Appeal for the Seventh Circuit. Plaintiffs moved to certify a class, discovery was conducted to determine the propriety of class certification, and Tellabs opposed class certification. On September 20, 2007, the court granted plaintiff’s motion to certify a class. Merits discovery has been completed, and the trial started April 13, 2009. We believe that we have valid defenses to the lawsuit.

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

Fenner Investments, Ltd. v. 3COM Corp. et al. On February 26, 2008, Fenner Investments, Ltd. (“Fenner”) instituted in the United States District Court for the Eastern District of Texas, Tyler Division, an action against a number of defendants alleging patent infringement in a case captioned Fenner Investments, Ltd. v. 3COM Corp. et al., Civil Action No. 08-CV-00061 (“the Fenner litigation”). Tellabs, Inc. and Tellabs North America, Inc. (“the Tellabs defendants”) were subsequently added to the lawsuit. Complaints filed by Fenner in the action assert infringement of U.S. Patent Nos. 7,145,906 (“the ‘906 patent”) and 5,842,224 (“the ‘224 patent”), and seek unspecified damages including enhanced damages, as well as interest, costs, attorney fees and other remedies including injunctive relief. The Tellabs defendants timely filed their answers, defenses and counterclaims in the action. On September 24, 2008, Fenner served infringement contentions in this action against the Tellabs defendants that allege infringement of each of the ‘906 patent and the ‘224 patent. A trial date has been set for October 13, 2009. A non-material financial settlement recently reached between Fenner and the Tellabs defendants resulted in a dismissal of the Tellabs defendants from the Fenner litigation.

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

JDS Uniphase Corporation United States International Trade Commission Action. On November 7, 2008, JDS Uniphase Corporation (“JDSU”) filed a Complaint in the United States International Trade Commission (ITC) against Tellabs and several other proposed respondents. JDSU’s Complaint seeks relief under Section 337 of the Tariff Act of 1930 with respect to tunable laser chips, tunable laser assemblies, and products containing such chips and assemblies, which JDSU alleges infringes U.S. Patent Nos. 6,658,035 and 6,687,278. Tellabs is alleged to incorporate into certain of its products the tunable laser devices at issue, which are sourced to Tellabs by another of the respondents. The relief JDSU seeks includes an exclusion order and a cease and desist order with respect to those devices and products, if any, that are found to infringe. On December 5, 2008, and in response to JDSU’s Complaint, the ITC instituted Investigation No. 337-TA-662 captioned “Certain Tunable Laser Chips, Assemblies and Products Containing Same.” Tellabs reached a non-financial settlement with JDSU that resulted in termination of the ITC Action as it relates to Tellabs.

Telcordia Technologies Inc. v. Tellabs, Inc. On May 4, 2009, Telcordia Technologies, Inc. filed a complaint against Tellabs in the United States District Court for the District of New Jersey in a case captioned Telcordia Technologies Inc. v. Tellabs, Inc., Civil Action No. 2:33-av-00001. The complaint alleges infringement of U.S. Patent Nos. 4,893,306, 4,835,763 and Re. 36,633, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. We believe that we have valid defenses to the lawsuit.

Apart from the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Based on our historical experience for these types of litigation, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2009. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) [1]
1/3/09 through 2/6/09	425	$4.14	425	$477.1
2/7/09 through 3/6/09	—	—	—	$477.1
3/7/09 through 4/3/09	3,597	$4.19	3,597	$477.1

Total	4,022	$4.18	4,022

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

On January 29, 2009, our Board of Directors authorized a one-year extension of the purchase of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of April 3, 2009, we purchased 7.3 million shares of our common stock under this program since February 2006, at a total cost of $91.6 million, including $16,832 (4,022 shares) in the first quarter of 2009.

On November 8, 2007, our Board of Directors authorized a repurchase program of up to $600 million of our outstanding common stock. As of April 3, 2009, we purchased 19.7 million shares of our common stock under this program at a total cost of $122.9 million, leaving $477.1 million available to be purchased under this program. We may repurchase shares under the authorized open market program periodically during open trading windows when we do not possess material non-public information. We provide no assurance that we will continue our repurchase activity and we may change our repurchase activity in the future.

In addition, in the first quarter of 2009, we purchased 31,236 shares for $0.1 million to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 1, 2009. The following directors were re-elected to serve until the annual meeting of stockholders in 2012:

Director	For	Against	Abstain
Bo Hedfors	341,744,149	8,783,964	806,870
Michael E. Lavin	333,988,743	16,497,121	849,119
Jan H. Suwinski	327,618,643	22,048,768	1,667,573

The following directors continued to hold office after the annual meeting: Frank Ianna, Stephanie Pace Marshall, William F. Souders, Michael J. Birck, Fred A. Krehbiel, Robert W. Pullen and Linda Wells Kahangi.

Our stockholders voted to approve the proposal to ratify the appointment of Ernst & Young LLP, independent registered public accounting firm, as our independent auditors for 2009 in accordance with the following vote:

For	Against	Abstain
334,305,287	16,463,716	565,980

Item 6. Exhibits

(A) Exhibits

10.47	2009 Form of Executive Performance Stock Units Statement and Award Agreement

11	Computation of Per Share Earnings

31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC. (Registrant)

/s/ Thomas P. Minichiello
Thomas P. Minichiello
Vice President of Finance and
Chief Accounting Officer
(Principal Accounting Officer and duly authorized officer)

May 12, 2009
(Date)