Form 10-Q
period 2009-07-03
TELLABS INC
filed 2009-08-11
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

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

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

Common Shares, $0.01 Par Value – 396,175,104 shares outstanding on July 31, 2009.

TELLABS, INC.

PART I . FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarter		Six Months
	7/3/09	6/27/08	7/3/09	6/27/08
In millions, except per-share data
Revenue
Products	$329.0	$372.2	$637.0	$780.2
Services	56.4	60.3	110.1	116.4

Total revenue	385.4	432.5	747.1	896.6

Cost of Revenue
Products	181.1	243.0	347.6	485.8
Services	36.8	39.3	72.2	82.7

Total cost of revenue	217.9	282.3	419.8	568.5

Gross Profit	167.5	150.2	327.3	328.1

Gross profit as a percentage of revenue	43.5%	34.7%	43.8%	36.6%

Gross profit as a percentage of revenue - products	45.0%	34.7%	45.4%	37.7%
Gross profit as a percentage of revenue - services	34.8%	34.8%	34.4%	29.0%

Operating Expenses
Research and development	66.3	78.6	135.8	159.3
Sales and marketing	40.9	43.2	83.3	86.6
General and administrative	25.7	25.2	52.1	51.3
Intangible asset amortization	6.0	5.6	12.0	11.2
Restructuring and other charges	4.1	5.4	10.8	14.1

Total operating expenses	143.0	158.0	294.0	322.5

Operating Earnings (Loss)	24.5	(7.8)	33.3	5.6

Operating earnings (loss) as a percentage of revenue	6.4%	-1.8%	4.5%	0.6%

Other Income
Interest income, net	5.7	10.5	10.9	20.4
Other income, net	0.5	1.7	—	2.3

Total other income	6.2	12.2	10.9	22.7

Earnings Before Income Tax	30.7	4.4	44.2	28.3
Income tax (expense) benefit	(15.0)	34.6	(22.0)	27.3

Net Earnings	$15.7	$39.0	$22.2	$55.6

Net Earnings Per Share
Basic	$0.04	$0.10	$0.06	$0.14

Diluted	$0.04	$0.10	$0.06	$0.14

Weighted Average Shares Outstanding
Basic	396.2	397.5	396.0	402.7

Diluted	397.6	398.5	397.2	403.6

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	7/3/09	1/2/09
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$204.3	$376.1
Investments in marketable securities	1,038.4	776.0

Total cash, cash equivalents and marketable securities	1,242.7	1,152.1

Other marketable securities	195.3	179.1
Accounts receivable, net of allowances of $1.5 and $1.4	311.4	332.7
Inventories
Raw materials	27.6	34.2
Work in process	4.0	13.9
Finished goods	116.2	128.8

Total inventories	147.8	176.9
Income taxes	31.4	38.7
Miscellaneous receivables and other current assets	80.9	56.3

Total Current Assets	2,009.5	1,935.8

Property, Plant and Equipment
Land	21.1	21.1
Buildings and improvements	198.6	201.6
Equipment	406.6	420.0

Total property, plant and equipment	626.3	642.7
Accumulated depreciation	(363.9)	(364.4)

Property, plant and equipment, net	262.4	278.3
Goodwill	122.4	122.4
Intangible Assets, Net of Amortization	32.2	44.2
Other Assets	122.9	127.5

Total Assets	$2,549.4	$2,508.2

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$67.5	$84.1
Accrued compensation	58.8	60.7
Restructuring and other charges	14.4	17.7
Income taxes	66.9	73.0
Stock loan	195.3	179.1
Deferred revenue	43.5	34.6
Other accrued liabilities	103.0	91.4

Total Current Liabilities	549.4	540.6

Long-Term Restructuring Liabilities	9.0	13.3
Income Taxes	56.1	59.7
Other Long-Term Liabilities	51.2	48.1

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 496,457,303 and 495,757,314 shares issued	5.0	5.0
Additional paid-in capital	1,497.1	1,485.9
Treasury stock, at cost: 100,282,232 and 100,088,341 shares	(953.4)	(952.4)
Retained earnings	1,205.4	1,183.2
Accumulated other comprehensive income	129.6	124.8

Total Stockholders’ Equity	1,883.7	1,846.5

Total Liabilities and Stockholders’ Equity	$2,549.4	$2,508.2

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	7/3/09	6/27/08
In millions
Operating Activities
Net earnings	$22.2	$55.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37.2	43.1
Loss on disposal of property, plant and equipment	0.4	0.7
Equity-based compensation	11.2	15.9
Deferred income taxes	11.7	(22.1)
Restructuring and other charges	10.8	14.1
Other-than-temporary impairment charges on investments	—	1.4
Net changes in assets and liabilities:
Accounts receivable	26.7	69.9
Inventories	34.7	(4.2)
Miscellaneous receivables and other current assets	5.9	2.9
Other assets	4.3	20.4
Accounts payable	(22.2)	(17.3)
Restructuring and other charges	(13.6)	(9.9)
Deferred revenue	8.9	11.5
Other accrued liabilities	(21.0)	(2.2)
Income taxes	(9.1)	(27.8)
Other long-term liabilities	(0.1)	(6.5)

Net Cash Provided by Operating Activities	108.0	145.5

Investing Activities
Capital expenditures	(14.1)	(17.8)
Proceeds on disposals of property, plant and equipment	0.3	0.1
Payments for purchases of investments	(719.6)	(688.7)
Proceeds from sales and maturities of investments	452.4	697.8

Net Cash Used for Investing Activities	(281.0)	(8.6)

Financing Activities
Proceeds from issuance of common stock under stock plans	—	0.4
Repurchase of common stock	(1.0)	(143.3)

Net Cash Used for Financing Activities	(1.0)	(142.9)

Effect of Exchange Rate Changes on Cash	2.2	1.6

Net Decrease in Cash and Cash Equivalents	(171.8)	(4.4)
Cash and Cash Equivalents - Beginning of Year	376.1	213.0

Cash and Cash Equivalents - End of Period	$204.3	$208.6

The accompanying notes are an integral part of these statements.

TELLABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IN MILLIONS, EXCEPT SHARE AND PER-SHARE DATA

1. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial statements, the requirements of Form 10-Q and applicable rules of the U.S. Securities and Exchange Commission’s Regulation S-X. Therefore, they do not include all disclosures normally required by U.S. generally accepted accounting principles for complete financial statements. We have evaluated the financial statements for subsequent events through the date of the filing of this Form 10-Q. Accordingly, the financial statements and notes herein are to be read in conjunction with our Annual Report on Form 10-K for the year ended January 2, 2009.

In our opinion, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

2. New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards CodificationTM (Codification) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 will have no impact on our financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This standard is effective for fiscal years and interim periods on or after June 15, 2009. We adopted the provisions of SFAS 165 for the quarter ended July 3, 2009. SFAS 165 did not have an impact on our financial statements. However, it could impact our accounting for future transactions.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover its entire amortized cost basis. Additionally, FSP 115-2/124-2 changes the presentation of other-than-temporary impairment in the financial statements for those impairments involving credit losses. The credit loss component is recognized as a charge against current period earnings and the remainder of the impairment is recorded in other comprehensive income. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We adopted the provisions of FSP 115-2/124-2 for the quarter ended July 3, 2009. FSP 115-2/124-2 did not have an impact on our financial statements. However, it could impact our accounting for future transactions.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 relates to fair value disclosures in public entity financial statements for financial instruments that are within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments. This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis (rather than just annually). The quarterly disclosures are intended to provide financial statement users with more timely information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of FSP 107-1 for the quarter ended July 3, 2009. FSP 107-1 did not have an impact on our financial statements. See the discussions in Notes 4 and 5 regarding fair value measurements and investments disclosures.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits. FSP 132(R)-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit and other postretirement plans. This FSP is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 will not have an impact on our financial statements.

We adopted the provisions of SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, on January 3, 2009. SFAS 160 establishes accounting and reporting standards designed to improve the relevance, comparability and transparency of the financial information provided in a reporting entity’s consolidated financial statements. SFAS 160 did not have a material impact on our financial statements. However, it could impact our accounting for future transactions.

We adopted the provisions of SFAS 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS 133, on January 3, 2009. SFAS 161 is designed to improve the transparency of an entity’s financial reporting by requiring enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 did not have an impact on our financial statements. See the discussion in Note 6 regarding derivative financial instruments disclosures.

We adopted the provisions of SFAS 141(R), Business Combinations on January 3, 2009. SFAS 141(R) establishes principles and requirements for an acquirer that are designed to improve the relevance, representational faithfulness and comparability of information provided by a reporting entity in its financial reports about business combinations and their effects. The impact of the adoption of SFAS 141(R) on our financial statements will largely be dependent on the size and nature of any business combinations completed after the adoption of this statement. While SFAS 141(R) generally applies only to transactions that close after its effective date, the amendments to SFAS 109, Accounting for Income Taxes, and FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, are applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of SFAS 141(R). We estimate that approximately $14.4 million of unrecognized tax benefits associated with prior acquisitions, if recognized, would impact income tax expense instead of goodwill in future periods as a result of SFAS 141(R).

We adopted the provisions of FSP 157-2, Effective Date of FASB Statement No. 157, an amendment to the Fair Value Measurements standard on January 3, 2009 for all non-recurring non-financial assets that include property, plant and equipment, goodwill, intangible assets and investments in partnerships and start-up technology companies. FSP 157-2 did not have an impact on our financial statements. However, it could impact our accounting in the future.

3. Restructuring and Other Charges

On July 6, 2009, management initiated an approved restructuring plan as we align our costs with customer spending and current market conditions. The cost and cash payments under this plan are expected to be between $5 million and $6 million primarily for workforce reductions of approximately 150 employees. In the second quarter of 2009, we recorded $5.2 million for severance accruals relating to this plan. Restructuring actions under this plan are expected to be completed by the end of the second quarter of 2010.

On February 5, 2009, management initiated a restructuring plan as we align our costs with customer spending and current market conditions. The cost and cash payments under this plan are expected to be $1.7 million for workforce reductions of 49 employees. During the second quarter of 2009, we recorded a reduction of $0.1 million to severance accruals for this plan. For the first six months of 2009, we recorded $1.7 million for severance related activities. Restructuring actions under this plan are expected to be completed in the third quarter of 2009.

During the fourth quarter of 2008, management initiated a plan that resizes Tellabs business to reflect market conditions. Restructuring actions under this plan include reducing future investment in access products and freeing up resources to focus on data and transport products. The pretax restructuring charges for this plan are expected to be approximately $23 million, which includes approximately $10 million in severance charges for workforce reductions and $13 million for facility- and asset-related charges. In the second quarter of 2009, we recorded $0.4 million, of which $0.2 million was for facility- and asset-related charges and $0.2 million was for adjustments to severance accruals. For the first six months of 2009, we recorded $5.3 million for facility- and asset-related charges. Through the end of the second quarter of 2009, we recorded $22.6 million for this plan, of which $10.3 million is for severance and $12.3 million is for facility- and asset-related charges. Cash payments under this plan are expected to be approximately $16 million. Restructuring actions under this plan are expected to be completed in the third quarter of 2009.

In addition, we recorded a reduction of $1.1 million in the second quarter of 2009 relating to earlier 2008 restructuring plans, which included $1.0 million for an early lease termination from the April 2008 plan and $0.1 million for severance related to the January 2008 plan. The net reduction of $0.3 million to previous restructuring plans in the first six months of 2009 is for facility-related activities, as a result of a favorable settlement on a lease obligation.

As of July 3, 2009, we had $23.4 million accrued for restructuring plans. The 2009 restructuring plans balance of $5.7 million consists of cash severance that we expect to pay through the fourth quarter of 2010. The 2008 restructuring plans balance of $9.7 million consists of $2.2 million in cash severance that we expect to pay through the second quarter of 2010 and $7.5 million in net lease obligations that expire through 2015. The $8.0 million balance for previous restructuring plans relates to net lease obligations that expire through 2011.

The following table summarizes restructuring and other charges recorded to operating expenses for the plans mentioned above, as well as adjustments to reserves for prior restructurings:

	Second Quarter		Six Months
	7/3/09	6/27/08	7/3/09	6/27/08
Severance and other termination benefits	$5.2	$0.9	$6.8	$7.3
Facility- and asset-related charges	(1.1)	4.4	4.0	6.2
Other obligations	—	0.1	—	0.6

Total restructuring and other charges	$4.1	$5.4	$10.8	$14.1

The following table summarizes restructuring and other charges activity by segment for the second quarter and six months of 2009 and the status of the reserves at July 3, 2009:

		Second Quarter Activity
	Balance at 4/3/09	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 7/3/09
2009 Restructuring Plans
Broadband	$0.6	$1.3	$(0.4)	$—	$1.5
Transport	0.9	1.6	(0.6)	—	1.9
Services	0.1	2.2	—	—	2.3

Subtotal 2009 Restructuring Plans	1.6	5.1	(1.0)	—	5.7

2008 Restructuring Plans
Broadband	11.9	(1.7)	(2.3)	0.9	8.8
Transport	1.0	0.9	(0.5)	(0.7)	0.7
Services	0.4	0.1	(0.3)	—	0.2

Subtotal 2008 Restructuring Plans	13.3	(0.7)	(3.1)	0.2	9.7

Previous Restructuring Plans
Broadband	1.7	(0.4)	(1.1)	(0.1)	0.1
Transport	9.4	0.1	(1.6)	—	7.9

Subtotal Previous Restructuring Plans	11.1	(0.3)	(2.7)	(0.1)	8.0

Total All Restructuring Plans	$26.0	$4.1	$(6.8)	$0.1	$23.4

		Six Months Activity
	Balance at 1/2/09	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 7/3/09
2009 Restructuring Plans
Broadband	$—	$2.1	$(0.6)	$—	$1.5
Transport	—	2.5	(0.6)	—	1.9
Services	—	2.3	—	—	2.3

Subtotal 2009 Restructuring Plans	—	6.9	(1.2)	—	5.7

2008 Restructuring Plans
Broadband	15.9	3.2	(6.3)	(4.0)	8.8
Transport	1.5	0.9	(1.0)	(0.7)	0.7
Services	1.1	0.1	(1.0)	—	0.2

Subtotal 2008 Restructuring Plans	18.5	4.2	(8.3)	(4.7)	9.7

Previous Restructuring Plans
Broadband	2.3	(0.4)	(1.7)	(0.1)	0.1
Transport	10.2	0.1	(2.4)	—	7.9

Subtotal Previous Restructuring Plans	12.5	(0.3)	(4.1)	(0.1)	8.0

Total All Restructuring Plans	$31.0	$10.8	$(13.6)	$(4.8)	$23.4

1 Other activities include the effects of currency translation, write-downs of property, plant and equipment to be disposed, and other changes in the reserve that do not flow through restructuring expense.

4. Fair Value Measurements

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, marketable securities and derivatives. The carrying value of the cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value because of their short-term nature. We determine the fair value of marketable securities and derivatives based on observable inputs such as quoted prices in active markets, or other than quoted prices in active markets, that are observable either directly or indirectly.

Fair value is measured as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs, such as quoted prices in active markets;

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Assets and liabilities measured at fair value on a recurring basis at July 3, 2009 are:

	Balance at 7/3/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$287.1	$287.1	$—	$—
U.S. government-sponsored enterprise (agency) debt obligations	73.0	—	73.0	—
Municipal tax-exempt debt obligations	51.8	—	51.8	—
Corporate debt obligations guaranteed by Federal Deposit Insurance Corporation (FDIC)	174.7	—	174.7	—
Corporate debt obligations	44.6	—	44.6	—
Mortgaged backed debt obligations guaranteed by Government National Mortgage Association (GNMA)	123.6	—	123.6	—
Certificates of deposit guaranteed by FDIC	31.5	—	31.5	—
Foreign government debt obligations	216.1	—	216.1	—
Foreign corporate debt obligations guaranteed by foreign governments	36.0	—	36.0	—

Subtotal	1,038.4	287.1	751.3	—
Other marketable securities	195.3	195.3	—	—
Derivative financial instruments	0.6	—	0.6	—

Total Assets	$1,234.3	$482.4	$751.9	$—

Liabilities
Stock loan	$195.3	$195.3	$—	$—
Derivative financial instruments	3.7	—	3.7	—

Total Liabilities	$199.0	$195.3	$3.7	$—

5. Investments

We account for investments in marketable securities at market prices, with the unrealized gain or loss, less deferred income taxes, shown as a separate component of stockholders’ equity. We base realized gains and losses on specific identification of the security sold. At July 3, 2009, available-for-sale marketable securities consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government debt obligations	$286.9	$0.3	$(0.1)	$287.1
U.S. government-sponsored enterprise (agency) debt obligations	71.8	1.2	—	73.0
Municipal tax-exempt debt obligations	51.4	0.4	—	51.8
Corporate debt obligations guaranteed by FDIC	173.2	1.5	—	174.7
Corporate debt obligations	44.1	0.5	—	44.6
Mortgaged backed debt obligations guaranteed by GNMA	123.1	1.0	(0.5)	123.6
Certificates of deposit guaranteed by FDIC	31.5	—	—	31.5
Foreign government debt obligations	211.8	4.3	—	216.1
Foreign corporate debt obligations guaranteed by foreign governments	35.4	0.6	—	36.0

Total	$1,029.2	$9.8	$(0.6)	$1,038.4

Of our available-for-sale marketable securities at July 3, 2009, $230.6 million have contractual maturities of less than 12 months, $684.2 million have contractual maturities of greater than one year up to five years and $123.6 million have contractual maturities greater than five years.

Gross unrealized gains and losses related to fixed-income securities were caused by interest rate fluctuations. We review investments held with unrealized losses to determine if the loss is other-than-temporary. We evaluated near-term prospects of the security in relation to the severity and duration of the unrealized loss. We also assessed our intent to sell the security, whether it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover its entire amortized cost basis. Based on our review, we do not intend to sell these securities and believe that they will recover their entire amortized cost basis; therefore, we do not consider these investments to be other-than-temporarily impaired at July 3, 2009. No other-than-temporary impairments were recorded for the second quarter and first six months of 2009.

Investments in marketable securities with unrealized losses at July 3, 2009, were as follows:

	Unrealized Loss Less than 12 months		Unrealized Loss Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government debt obligations	$38.6	$(0.1)	$—	$—	$38.6	$(0.1)
Mortgaged backed debt obligations guaranteed by GNMA	50.4	(0.5)	—	—	50.4	(0.5)

Total	$89.0	$(0.6)	$—	$—	$89.0	$(0.6)

The following table presents gross realized gains and losses related to fixed income investments for the second quarter and six months ending July 3, 2009:

	Second Quarter	Six Months
Gross realized gains	$2.5	$3.8
Gross realized losses	(0.1)	(1.4)

Total	$2.4	$2.4

As a result of our acquisition of Advanced Fibre Communications, Inc. (AFC) in 2004, we acquired 10.6 million shares of Cisco common stock, shown as Other marketable securities in Current Assets. AFC owned this stock as a result of its investment in privately held Cerent Corporation, which was acquired by Cisco in 1999. In 2000, AFC entered into two three-year hedge contracts, pledging all of the Cisco stock to secure the obligations under the contracts. When the hedge contracts matured in 2003, AFC entered into stock loan agreements with a lender, borrowing 10.6 million shares of Cisco stock to settle the hedge contracts on the Cisco stock. The aggregate amount of the fair values of those stock loans is reflected as a current liability on our balance sheet as of July 3, 2009. The values of both the asset and liability move in tandem with each other since each is based on the number of shares we hold at the current stock price. At July 3, 2009, Other marketable securities and Stock loan was $195.3 million at a market price of $18.50 per share. The fees associated with the stock loan agreement for the second quarter and first six months of 2009 were $0.4 million and $0.7 million, respectively.

In addition to the above investments, we maintain investments in partnerships and in start-up technology companies. We recorded these investments in Other Assets. These investments, recorded at cost, totaled $8.2 million at July 3, 2009.

We review each investment in our portfolio quarterly, including historical and projected financial performance, expected cash needs and recent funding events. We recognize other-than-temporary impairments if the market value of the investment is below its cost basis for an extended period of time or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. No other-than-temporary impairments were recorded for the second quarter and first six months of 2009.

6. Derivative Financial Instruments

Financial Contracts and Market Risk

We conduct business on a global basis in U.S. and foreign currencies subjecting us to risks associated with fluctuating foreign exchange rates. To mitigate these risks, we use derivative foreign exchange contracts to address nonfunctional exposures that are expected to be settled in one year or less. The derivative foreign exchange contracts consist of foreign currency forward and, at times, option contracts.

Derivative financial contracts involve elements of market and credit risk. The market risk that results from these contracts relates to changes in foreign currency exchange rates, which generally are offset by changes in the value of the underlying assets or liabilities being held. Credit risk relates to the risk of nonperformance by a counterparty to one of our derivative contracts. We do not believe there is a significant credit risk associated with our hedging activities. We monitor the counterparties’ credit ratings and other market data to minimize credit risk. In addition, we also limit the aggregate contract amount entered into with any one financial institution to mitigate credit risk.

Cash Flow Hedges

We use foreign currency forward and option contracts, designated as cash flow hedges, to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conduct monthly effectiveness tests of these hedging relationships on a spot-to-spot basis, excluding forward points. Effective gains and losses from derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions occur, at which time they are reclassified to Total cost of revenue. Ineffectiveness is recorded to Other income, net. If it becomes probable that an anticipated transaction that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other income, net. At July 3, 2009, we had a net unrealized loss of $2.7 million in Accumulated other comprehensive income, which is expected to be reclassified to income within the next 12 months at the prevailing market rate. At the end of the quarter, we held derivatives designated as cash flow hedges in one currency, with a gross notional equivalent of $65.6 million.

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency of the Tellabs entity entering into the transaction are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income, excluding forward points. The gain or loss from changes in the fair value of the derivative contracts are generally offset by gains or losses of the underlying transactions being hedged. These derivative contracts are not designated as hedges. At the end of the quarter, we held non-designated foreign currency forward contracts in nine currencies, with a gross notional equivalent of $179.1 million.

Net Investment Hedges

We entered into three-month foreign currency forward contracts, designated as net investment hedges, to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts due to exchange rate fluctuations are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment being hedged. We conduct monthly effectiveness tests of our net investment hedges on a spot-to-spot basis, excluding forward points, in income. As of July 3, 2009, we had a net unrealized gain of $10.6 million in Accumulated other comprehensive income, which includes a net gain of $10.1 million related to settled contracts and a net gain of $0.5 million related to existing contracts. We held net investment hedges with a notional value of Euro 50 million at the end of the quarter.

The fair value of derivative instruments in our Consolidated Balance Sheet as of July 3, 2009, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Cash flow and net investment hedges	$0.6	$3.4
Balance sheet hedges (Non-designated hedges)	—	0.3

Total derivatives	$0.6	$3.7

The effect of derivative instruments designated as hedging instruments on our Consolidated Statement of Operations for the second quarter and the six months ending July 3, 2009, was as follows:

	Gain (Loss) Recognized in Accumulated OCI, net (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Total Cost of Revenue (Effective Portion)		Amount Recognized in Other Income, net: Excluded from Effectiveness Testing Gain (Loss)
	Second Quarter	Six Months	Second Quarter	Six Months	Second Quarter	Six Months
Cash flow hedges	$(2.4)	$(1.5)	$2.4	$5.7	$(0.1)	$(0.2)
Net investment hedges	$(3.0)	$3.2			$—	$(0.4)

The effect of derivative instruments not designated as hedging instruments on our Consolidated Statement of Operations for the second quarter and the six months ending July 3, 2009, was as follows:

	Amount of Gain (Loss) Recognized in Other Income, net
	Second Quarter	Six Months
Foreign currency forward and option contracts	$(0.5)	$(3.2)

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

Our estimate of warranty liability involved many factors, including the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the amounts as necessary. The decline in accruals for product warranties issued during the second quarter and first six months of 2009 represent a lower number of units shipped and lower anticipated rates of warranty claims. Other adjustments to accruals for product warranties issued represent reductions due to favorable experience to previous estimates.

We classify the portion of our warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of our warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Product warranty liabilities are as follows:

	Second Quarter		Six Months
	7/3/09	6/27/08	7/3/09	6/27/08
Balance – beginning of period	$38.5	$47.3	$39.3	$49.1
Accruals for product warranties issued	3.5	3.8	6.5	7.6
Settlements	(2.2)	(4.0)	(3.6)	(7.4)
Other adjustments to accruals for product warranties issued	(2.2)	(2.5)	(4.6)	(4.7)

Balance – end of period	$37.6	$44.6	$37.6	$44.6

Balance sheet classification - end of period	Balance at 7/3/09	Balance at 6/27/08
Other accrued liabilities	$17.2	$21.0
Other long-term liabilities	20.4	23.6

Total product warranty liabilities	$37.6	$44.6

8. Equity-Based Compensation

The Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan (2004 Plan) provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units (PSUs). Stockholders previously approved 53,889,977 shares for grant under the 2004 Plan, of which 30,063,701 remain available for grant at July 3, 2009. Under the 2004 Plan and predecessor plans, we granted awards at market value on the date of grant.

Stock Options

Stock options granted in the first half of 2009 and 2008 generally vest in three annual installments on the anniversary of the grant date. We recognize compensation expense on a straight-line basis over the service period based on the fair value of the stock options on the grant date. Compensation expense for stock options was $1.6 million for the second quarter of 2009, $3.3 million for the first six months of 2009, $3.4 million for the second quarter of 2008 and $7.2 million for the first six months of 2008. Options granted but unexercised expire 10 years from the grant date.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted average fair value of current period stock option grants:

	Six Months
	7/3/09	6/27/08
Expected volatility	47.4%	45.9%
Risk-free interest rate	2.0%	3.1%
Expected term (in years)	4.5	4.5
Expected dividend yield	0.0%	0.0%

We based our calculation of expected volatility on a combination of historical and implied volatility for options granted. We based the risk-free interest rate on the U.S. Treasury yield curve in effect at the date of grant. We estimated the expected term of the options using their vesting period, post-vesting employment termination behavior and historical exercise patterns.

The following is a summary of stock option activity during 2009 as of July 3, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding – beginning of year	32,851,918	$17.12
Granted	1,774,993	$5.04
Exercised	(11,942)	$2.97
Forfeited/expired	(2,132,371)	$16.26

Outstanding – end of period	32,482,598	$16.52	4.2	$2.2

Exercisable – end of period	28,415,100	$17.93	3.5	$0.6
Shares expected to vest	32,138,187	$16.64	4.1	$2.1

The weighted average fair value of stock options granted during the first six months of 2009 was $2.06. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of July 3, 2009, that the option holders would have received had all holders exercised their options as of that date.

As of July 3, 2009, we had $6.9 million of unrecognized compensation cost related to stock options, which we expect to recognize over a weighted average period of 1.9 years.

Cash-Settled Stock Appreciation Rights

The 2004 Plan provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the 2004 Plan. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (the market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. The cash-settled SARs are generally assigned 10-year terms and typically vest in three annual installments on the anniversary of the grant date. At July 3, 2009, there were 295,089 cash-settled SARs outstanding with exercise prices that ranged from $3.75 to $50.31. The weighted average price of the 40,050 cash-settled SARs granted in the first six months of 2009 was $4.97 and the weighted average price of the 43,300 cash-settled SARs granted in the first six months of 2008 was $5.88.

Restricted Stock

The 2004 Plan provides for the granting of restricted stock. Restricted stock granted in the first half of 2009 and 2008 generally vests in three annual installments on the anniversary of the grant date. We recognize compensation expense on a straight-line basis over the vesting periods based on the market price of our stock on the grant date. Compensation expense was $3.3 million for the second quarter of 2009, $6.8 million for the first six months of 2009, $4.3 million for the second quarter of 2008 and $8.4 million for the first six months of 2008. The fair market value of restricted stock vested in the first six months of 2009 was $3.7 million. Non-vested restricted stock award activity for 2009 follows:

	Six Months
	7/3/09
	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	3,415,825	$7.19
Granted	2,456,126	$5.24
Vested	(714,871)	$5.68
Forfeited	(83,439)	$7.07

Non-vested – end of period	5,073,641	$6.46

As of July 3, 2009, we had $21.4 million of unrecognized compensation cost related to restricted stock, which we expect to recognize over a weighted average period of 2.1 years.

Performance Stock Units

The 2004 Plan provides for the granting of PSUs. The PSUs granted in the first six months of 2009 entitle the recipients to receive shares of our common stock commencing in March 2010, contingent on the achievement of our operating income targets for the 2009 fiscal year. Following achievement of this financial measure and subject to continued employment, one-third of such shares will be issued in annual installments in March 2010, March 2011 and March 2012. At maximum target performance, we will issue two shares for each PSU granted. Compensation expense for PSUs was $0.8 million for the second quarter of 2009, $1.0 million for the first six months of 2009, $0.2 million for the second quarter of 2008 and $0.3 million for the first six months of 2008. PSU activity for 2009 follows:

	Six Months
	7/3/09
	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	697,000	$5.40
Granted	959,100	$3.75
Cancelled/forfeited	(706,200)	$5.38

Non-vested – end of period	949,900	$3.75

As of July 3, 2009, we had $3.6 million of unrecognized compensation cost related to PSUs, based on our most recent forecast performance, that we expect to recognize over a weighted average period of 2.7 years.

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, SARs, restricted stock and PSUs:

	Second Quarter		Six Months
	7/3/09	6/27/08	7/3/09	6/27/08
Cost of revenue – products	$0.5	$0.6	$0.9	$1.3
Cost of revenue – services	0.6	1.0	1.3	2.0
Research and development	1.6	2.7	3.3	5.4
Sales and marketing	1.2	1.5	2.4	3.1
General and administrative	1.8	2.1	3.3	4.1

Equity-based compensation expense before income taxes	5.7	7.9	11.2	15.9
Income tax benefit	1.9	2.7	3.7	5.5

Total equity-based compensation expense after income taxes	$3.8	$5.2	$7.5	$10.4

9. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for the retiree medical plan:

	Second Quarter		Six Months
	7/3/09	6/27/08	7/3/09	6/27/08
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.1	0.2	0.3	0.4
Expected return on plan assets	(0.1)	(0.2)	(0.3)	(0.3)
Amortization of actuarial gain	—	—	(0.1)	—

Net periodic benefit cost	$0.2	$0.2	$0.3	$0.5

We currently do not anticipate contributing to the plan in 2009, as it is adequately funded at this time.

10. Income Taxes

We recorded tax expense of $15.0 million for the second quarter and $22.0 million for the first six months of 2009. Our tax expense results in an effective tax rate that exceeds the U.S. federal statutory rate of 35% because we are unable to recognize a tax benefit for domestic losses and credits due to the valuation allowance maintained against domestic deferred tax assets, partially offset by an increase in foreign income taxed at lower rates. We expect to continue to maintain a valuation allowance against our domestic and certain non-U.S. deferred tax assets until a sufficient level of profitability is attained.

11. Comprehensive Income

Comprehensive income for the second quarter and the first six months of 2009 and 2008 consists of the following:

	Second Quarter		Six Months
	7/3/09	6/27/08	7/3/09	6/27/08
Net earnings	$15.7	$39.0	$22.2	$55.6
Other comprehensive income:
Foreign currency translation adjustments	20.1	3.9	4.2	38.3
Unrealized gain (loss) on available-for-sale securities, net of tax	2.4	(9.6)	3.1	(5.6)
Fair value adjustments of cash flow hedges, net of tax	(4.2)	0.7	(5.7)	(2.3)
Unrealized (loss) gain on net investment hedges, net of tax	(3.0)	(0.3)	3.2	(0.3)

Comprehensive income	$31.0	$33.7	$27.0	$85.7

12. Segment Information

We report operating results for three segments: Broadband, Transport and Services.

The Broadband segment includes access, managed access and data product portfolios that facilitate the delivery of bundled voice, video and high-speed Internet/data services over copper-based and/or fiber-based networks and delivery of next-generation wireline and wireless services. Access offerings include the Tellabs® 1000 multiservice access series, the Tellabs® 1100 multiservice access series and the Tellabs® 1600 optical network terminal (ONT) series. Managed access products include the Tellabs® 6300 managed transport system and the Tellabs® 8100 managed access system. Data products include the Tellabs® 8600 managed edge system and the Tellabs® 8800 multiservice router series.

The Transport segment includes solutions that enable service providers to transport service and manage optical bandwidth by adding capacity when and where it’s needed. Wireline and wireless carriers use these products within the metropolitan portion of their transport networks to support wireless services, business services for enterprise customers, and triple-play voice, video and data services for residential customers. Product offerings include the Tellabs® 3000 voice quality enhancement products, the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 7100 optical transport system (OTS) and the Tellabs® 7300 metro ethernet switching series.

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

Consolidated revenue by segment follows:

Revenue

	Second Quarter		Six Months
	7/3/09	6/27/08	7/3/09	6/27/08
Broadband	$210.2	$231.5	$388.5	$433.6
Transport	118.8	140.7	248.5	346.6
Services	56.4	60.3	110.1	116.4

Total revenue	$385.4	$432.5	$747.1	$896.6

Segment Profit and Reconciliation to Operating Earnings (Loss)

	Second Quarter		Six Months
	7/3/09	6/27/08	7/3/09	6/27/08
Broadband	$57.4	$23.1	$91.7	$31.8
Transport	26.3	30.8	66.1	110.0
Services	20.2	22.0	39.2	35.7

Total segment profit	103.9	75.9	197.0	177.5
Sales and marketing expenses	(40.9)	(43.2)	(83.3)	(86.6)
General and administrative expenses	(25.7)	(25.2)	(52.1)	(51.3)
Equity-based compensation and deferred stock compensation not included in segment profit	(2.7)	(4.3)	(5.5)	(8.7)
Intangible asset amortization	(6.0)	(5.6)	(12.0)	(11.2)
Restructuring and other charges	(4.1)	(5.4)	(10.8)	(14.1)

Operating earnings (loss)	$24.5	$(7.8)	$33.3	$5.6

The segments use many of the same assets. For internal reporting purposes, we do not allocate assets by segment and therefore no asset, depreciation and amortization, or capital expenditure by segment information is provided to our chief operating decision maker.

13. Stock Repurchase Programs

On January 29, 2009, our Board of Directors authorized a one-year extension of the purchase of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of July 3, 2009, we purchased 7.3 million shares of our common stock under this program since February 2006, at a total cost of $91.7 million, including $19,031 (3,766 shares) in the second quarter of 2009 and $35,863 (7,788 shares) in the first six months of 2009.

In November 2007, our Board of Directors authorized a repurchase program of up to $600 million of our outstanding common stock. As of July 3, 2009, we purchased 19.7 million shares of our common stock under this program at a total cost of $122.9 million, leaving $477.1 million available to be purchased under this program. We may repurchase shares under the authorized open market program periodically during open trading windows when we do not possess material non-public information. On August 6, 2009, our Board of Directors directed management to actively repurchase up to $200 million of our common stock over the next four quarters under the November 2007 authorized program. We provide no assurance as to the amount of repurchases to be made or the actual purchase prices.

In addition, in the second quarter of 2009, we purchased 0.2 million shares for $0.9 million to cover withholding taxes on shares issued under employee stock plans and in the first six months of 2009, we purchased 0.2 million shares for $1.0 million under this program.

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

Within this backdrop, we continue to transform the company with new products and services. The company is evolving from a business based primarily on the circuit-switched Time Division Multiplexing (TDM) technology used in our digital cross-connect and managed access products to a business based on the packet-switching and Internet Protocol (IP) technology used in our optical networking, access and multiservice data products. These new products are taking root as service providers transform their networks with next-generation capabilities. Some of these products carry gross profit margins lower and some carry gross profit margins higher than the corporate average. While we have significantly improved the profitability of these products over time, the mix of products in any given quarter can affect overall profitability.

Management continues to define and implement initiatives to improve our overall performance. On February 5, 2009, and July 6, 2009, management initiated restructuring plans as we align our costs with customer spending and current market conditions. These restructuring plans primarily implement workforce reductions. However, as a consequence of the Company’s increased focus on growth markets and growth products, we expect to hire people with different skill sets as needed around the world.

RESULTS OF OPERATIONS

For the second quarter of 2009, revenue was $385.4 million, compared with $432.5 million in the second quarter of 2008. For the first six months of 2009, revenue was $747.1 million, compared with $896.6 million in the comparable period of 2008. In both periods, revenue declined in all segments.

Consolidated gross profit margin in the second quarter of 2009 was 43.5%, up 8.8 percentage points from 34.7% in the second quarter of 2008. On a six-month basis, consolidated gross margin was 43.8%, up 7.2 percentage points from 36.6% in 2008. The increase in gross margin across both time periods is primarily the result of Broadband-segment mix shifts and profitability improvements.

Operating expenses in the second quarter of 2009, including $6.0 million in intangible asset amortization and $4.1 million in restructuring and other charges, were $143.0 million, down $15.0 million from $158.0 million in the second quarter of 2008. Excluding intangible asset amortization and restructuring and other charges, our operating expenses decreased by $14.1 million. On a six-month basis, operating expenses, including $12.0 million in intangible asset amortization and $10.8 million in restructuring and other charges, were $294.0 million, down $28.5 million, compared with the first six months of 2008. Excluding intangible asset amortization and restructuring and other charges, our operating expenses decreased by $26.0 million during the first six months of 2009.

The reduction in operating expenses across both periods came primarily in research and development costs and represents the company’s continuing efforts to improve profitability by aligning our costs with customer spending and market conditions.

Net earnings for the second quarter of 2009 were $15.7 million or $0.04 per share (basic and diluted) compared with $39.0 million or $0.10 per share (basic and diluted) in the same period of 2008. (In the second quarter of 2008, we had a tax benefit of $34.8 million or $0.09 per share [basic and diluted] related to the resolution of federal income tax audits for the years 2001 through 2005.) Net earnings for the first six months of 2009 were $22.2 million or $0.06 per share (basic and diluted) compared with $55.6 million or $0.14 per share (basic and diluted) for the first six months of 2008.

Revenue (in millions)

	Second Quarter			Six Months
	2009	2008	Change	2009	2008	Change
Products	$329.0	$372.2	(11.6%)	$637.0	$780.2	(18.4%)
Services	56.4	60.3	(6.5%)	110.1	116.4	(5.4%)

Total revenue	$385.4	$432.5	(10.9%)	$747.1	$896.6	(16.7%)

Overall product revenue decreased in both periods as increased revenue from data products was offset by lower revenue from other products. The improvement in data revenue was driven by increased customer demand and the acceptance from two customers for deployments. In the Services segment, the revenue decline primarily reflects a lower level of deployment services revenue, partially offset by an increase in professional services revenue.

On a geographic basis, revenue from customers in North America (United States and Canada) was $229.5 million in the second quarter of 2009, down 20.1% from the year ago quarter. On a six-month basis, North America revenue totaled $476.5 million, down 25.2% from the comparable period in 2008. Revenue from customers outside North America was $155.9 million in the second quarter of 2009, up 7.4% from the year ago quarter. For the first six-months of 2009, revenue from customers outside North America was $270.6 million in 2009, up 4.2% from a year ago.

Gross Margin

	Second Quarter			Six Months
	2009	2008	% Point Change	2009	2008	% Point Change
Products	45.0%	34.7%	10.3	45.4%	37.7%	7.7
Services	34.8%	34.8%	—	34.4%	29.0%	5.4
Consolidated	43.5%	34.7%	8.8	43.8%	36.6%	7.2

The improvement in products gross margin for both periods reflects more revenue from data products and profitability improvements to access products and optical networking products. The increase in services gross margin between the first six months of 2009 and the comparable period in 2008 reflects improved gross margins from deployment services.

Operating Expenses (in millions)

	Second Quarter			Percent of Revenue
	2009	2008	Change	2009	2008
Research and development	$66.3	$78.6	$(12.3)	17.2%	18.2%
Sales and marketing	40.9	43.2	(2.3)	10.6%	10.0%
General and administrative	25.7	25.2	0.5	6.7%	5.8%

Subtotal	132.9	147.0	(14.1)	34.5%	34.0%

Intangible asset amortization	6.0	5.6	0.4
Restructuring and other charges	4.1	5.4	(1.3)

Total operating expenses	$143.0	$158.0	$(15.0)

	Six Months			Percent of Revenue
	2009	2008	Change	2009	2008
Research and development	$135.8	$159.3	$(23.5)	18.2%	17.8%
Sales and marketing	83.3	86.6	(3.3)	11.1%	9.7%
General and administrative	52.1	51.3	0.8	7.0%	5.7%

Subtotal	271.2	297.2	(26.0)	36.3%	33.1%

Intangible asset amortization	12.0	11.2	0.8
Restructuring and other charges	10.8	14.1	(3.3)

Total operating expenses	$294.0	$322.5	$(28.5)

Decreased operating expenses in the second quarter and the first six months of 2009 reflect savings from previously announced cost-reduction programs. Restructuring and other charges of $4.1 million for the second quarter of 2009 and $10.8 million for the first six months of 2009 primarily reflect severance, facility- and asset-related charges.

Other Income (in millions)

	Second Quarter			Six Months
	2009	2008	Change	2009	2008	Change
Interest income, net	$5.7	$10.5	$(4.8)	$10.9	$20.4	$ (9.5)
Other income, net	0.5	1.7	(1.2)	—	2.3	(2.3)

Total other income	$6.2	$12.2	$(6.0)	$10.9	$22.7	$(11.8)

Interest income, net, declined due to lower interest rates during the second quarter and the first six months of 2009, compared with the year-ago periods.

Income Taxes

We recorded income tax expense of $15.0 million for the second quarter and $22.0 million for the first six months of 2009, compared with income tax benefits of $34.6 million and $27.3 million for comparable periods in 2008.

The increase in income tax expense in 2009 reflects the absence of a $34.8 million benefit recorded in the second quarter of 2008 for the favorable resolution of income tax audits; an increase in earnings from foreign operations taxed at normal rates; and the absence of a tax benefit on domestic losses due to the valuation allowance maintained against our domestic deferred tax assets.

Segments

Segment Revenue (in millions)

	Second Quarter			Six Months
	2009	2008	Change	2009	2008	Change

Broadband	$210.2	$231.5	(9.2%)	$388.5	$433.6	(10.4%)
Transport	118.8	140.7	(15.6%)	248.5	346.6	(28.3%)
Services	56.4	60.3	(6.5%)	110.1	116.4	(5.4%)

Total revenue	$385.4	$432.5	(10.9%)	$747.1	$896.6	(16.7%)

Segment Profit* (in millions)

	Second Quarter			Six Months
	2009	2008	Change	2009	2008	Change

Broadband	$57.4	$23.1	148.5%	$91.7	$31.8	188.4%
Transport	26.3	30.8	(14.6%)	66.1	110.0	(39.9%)
Services	20.2	22.0	(8.2%)	39.2	35.7	9.8%

Total segment profit	$103.9	$75.9	36.9%	$197.0	$177.5	11.0%

*We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, and the impact of equity-based compensation (which contains restricted stock and performance stock units granted after June 30, 2006, and stock options).

Broadband

Revenue

Revenue from the Broadband segment was $210.2 million in the second quarter of 2009, compared with $231.5 million in the prior-year quarter. For the first six months of 2009, Broadband segment revenue was $388.5 million, compared with $433.6 million in the first six months of 2008. In both periods, increased revenue from data products was offset by lower managed access and access revenue.

Data product revenue was $106.6 million in the second quarter of 2009, up 139.6% from $44.5 million in the second quarter of 2008 and up 69.2% from $63.0 million in the first quarter of 2009. The increase in data revenue between the first quarter of 2009 and the second quarter of 2009 is primarily attributable to customer acceptance of two data deployments and reflects equipment shipped in prior quarters. On a six-month basis, data revenue was $169.6 million, up 92.9% from $87.9 million in the comparable period of 2008. In both periods, revenue also benefited from the continuing rollout of our next-generation wireless backhaul solution in multiple geographies.

Managed access revenue was $35.1 million in the second quarter of 2009, compared with $83.4 million in the second quarter of 2008. For the first six months of 2009, managed access revenue totaled $86.3 million, compared with $142.2 million in the comparable period of 2008. Revenue from both the Tellabs® 8100 managed access system and the Tellabs® 6300 SDH transport system declined in both periods.

Access revenue will likely continue to decline year over year as several key customers transition to alternate network architectures. Access revenue was $68.5 million in the second quarter of 2009, compared with $103.6 million in the second quarter of 2008. For the first six months of 2009, access revenue totaled $132.6 million, compared with $203.5 million in the comparable period of 2008.

Segment Profit

Broadband segment profit was $57.4 million in the second quarter of 2009, up from $23.1 million in the second quarter of 2008. For the first six months of 2009, Broadband segment profit was $91.7 million, up from $31.8 million in the comparable period of 2008. The increase in segment profit for both time periods was primarily due to a higher level of data revenue, profitability improvements on access products, a lower level of access product revenue with lower profitability, and lower research and development costs.

Transport

Revenue

Revenue from the Transport segment was $118.8 million in the second quarter of 2009, compared with $140.7 million in the second quarter of 2008. For the first six months of 2009, Transport revenue was $248.5 million, compared with $346.6 million in the comparable period of 2008. Revenue from digital cross-connect and optical networking systems declined in both periods.

During the second quarter of 2009, approximately 23% of Tellabs® 5500 digital cross-connect product revenue came from new systems, system expansions and system upgrades, compared with 17% in the second quarter of 2008. The remaining balances consisted of port-card growth on the installed base.

Segment Profit

Transport segment profit was $26.3 million in the second quarter of 2009, compared with $30.8 million in the second quarter of 2008. Segment profit for the first six months of 2009 was $66.1 million, compared with $110.0 million for the first six months of 2008. The decrease for the quarter and the first six months of 2009 was primarily related to lower sales of cross-connect products.

Services

Revenue

Revenue from the Services segment was $56.4 million for the second quarter of 2009, compared with $60.3 million in the second quarter of 2008. On a six-month basis, revenue from the Services segment was $110.1 million in 2009, compared with $116.4 million in the first six months of 2008. The decline in both periods primarily reflects a lower level of deployment services revenue, partially offset by an increase in professional services revenue.

Segment Profit

Services segment profit was $20.2 million for the second quarter of 2009, compared with $22.0 million in the second quarter of 2008. For the first six months of 2009, Services segment profit was $39.2 million, compared with $35.7 million in the comparable period of 2008. The decrease for the second quarter of 2009 was due to lower deployment services revenue. On a six-month basis, improved gross margins for deployment services drove the increase in segment profit.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained our cash, cash equivalents and marketable securities of $1,242.7 million as of July 3, 2009, which increased by $58.4 million during the quarter and $90.6 million since year-end 2008. The increase in cash, cash equivalents and marketable securities for the first six months of 2009 reflects $108.0 million in cash generated from operating activities, partially offset by cash used for capital expenditures.

The majority of our investments are backed by governments or government agencies. During the quarter, we added some high quality industrial corporate bonds to our investment portfolio. We believe that all our investments are highly liquid instruments. We may rebalance our portfolio from time to time, which may affect the duration, credit structure and future income of our investments.

During the second quarter of 2009, we repurchased 3,766 shares of our common stock at a cost of $19,000 under previously announced share repurchase programs. On August 6, 2009, our Board of Directors directed management to actively repurchase up to $200 million of our common stock over the next four quarters under the November 2007 authorized program. We provide no assurance as to the amount of repurchases to be made or the actual purchase prices.

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

Outlook for Third Quarter

We expect third quarter 2009 revenue to be flat to up by a mid-single-digit percentage compared with the second quarter of 2009. We expect gross margin for the third quarter to be 40%, plus or minus a point or two, as a result of product mix. We expect our third quarter 2009 operating expenses, excluding restructuring charges, to be flat to slightly below second quarter of 2009 levels.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q, including the statements under the caption “Outlook for Third Quarter”, contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on current and available information at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “project,” “intend,” “likely,” “will,” “should,” “could,” “may,” “foreseeable,” “would” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: overall negative economic conditions generally and disruptions in credit and capital markets, including specific impacts of these conditions on the telecommunications industry; financial condition of telecommunications service providers, equipment vendors and contract manufacturers, including any impact of bankruptcies; the impact of customer and vendor consolidation; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; initiatives to improve profitability that may have financial consequences, including further restructuring charges and the ability to realize anticipated savings under such cost-reduction initiatives; exiting businesses and product areas; impairment charges and other cost cutting initiatives and related charges and costs; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies; charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of this filing and Item 1A of our most recently filed Form 10-K. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors are advised not to rely on these forward-looking statements when making investment decisions. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the risk factors, financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended January 2, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of July 3, 2009, there were no material changes to our market risks disclosure, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended January 2, 2009.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 28, 2006, the Court consolidated all three actions and on August 14, 2006, plaintiffs filed a consolidated class action complaint. On September 15, 2006, defendants filed a Motion to Dismiss, or in the Alternative, for Summary Judgment seeking the dismissal with prejudice of all claims in the consolidated amended class action complaint. On February 13, 2007, the court denied defendants’ motion and on April 17, 2007, denied Tellabs’ motion for leave to certify an issue for interlocutory appeal to the United States Federal Court of Appeal for the Seventh Circuit. Plaintiffs moved to certify a class, discovery was conducted to determine the propriety of class certification, and Tellabs opposed class certification. On September 20, 2007, the court granted plaintiff’s motion to certify a class. The trial started on April 13, 2009, and ended on May 8, 2009. On June 1, 2009, the court entered judgment in favor of Tellabs on all claims. The Plaintiffs filed a notice of appeal on July 1, 2009. We believe that we have valid defenses to the lawsuit.

QPSX Developments 5 Pty Ltd. v. Ciena Corporation et al. On October 1, 2007, Tellabs was served with a complaint filed in the United States District Court for the Eastern District of Texas against Tellabs and several other companies in a case captioned QPSX Developments 5 Pty Ltd. v. Ciena Corporation et al., Civil Action No. 2:07-cv-118. The complaint alleges infringement of U.S. Patent No. 5,689,499, and seeks unspecified damages including enhanced damages, as well as interest, costs, attorney fees and other remedies including injunctive relief. On November 21, 2007, Tellabs filed its answer, defenses and counterclaims in response to the complaint. A date for jury selection for trial has been set for November 1, 2010. A non-material financial settlement recently reached between QPSX and Tellabs is expected to result in a dismissal of Tellabs from the QPSX litigation.

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 6,487,686, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On March 21, 2008, Tellabs filed its answer, defenses and counterclaims in response to the complaint. A trial date had been set for May 10, 2010, in the Eastern District of Texas, however on July 7, 2009, the court granted Tellabs’ motion to transfer and issued an order transferring the action to the United States District Court for the Northern District of Illinois and as such a new trial date has not been established. We believe that we have valid defenses to the lawsuit.

Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications Inc. On June 11, 2008, Tellabs Operations, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against Fujitsu Limited and Fujitsu Network Communications, Inc. in a case captioned Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications, Inc. Civil Action No. 1:08-cv-3379. The complaint alleges infringement of Tellabs Operations, Inc.’s U.S. Patent No. 7,369,722, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 5, 2008, each of Fujitsu Limited and Fujitsu Network Communications, Inc. served its answer, defenses and counterclaims in response to the complaint. Fujitsu Limited also brought counterclaims against Tellabs, Inc. and Tellabs Operations, Inc. alleging infringement of U.S. Patent Nos. 5,533,006 and 7,227,681, seeking unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 22, 2008, Tellabs Operations, Inc. filed its answer to the counterclaims of Fujitsu Network Communications, Inc., and also filed its counterclaims and reply to counterclaims of Fujitsu Limited. On that same date, Tellabs, Inc. filed its answer and counterclaims against Fujitsu Limited. A trial date has not yet been set in the case. We believe that we have valid defenses to Fujitsu’s counterclaims.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2009. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results. We have an enterprise risk management program which includes a periodic evaluation of our risks. As a result of the most recent evaluation we are adding the following risk factor: “If we are not able to build, sustain and utilize proper information technology infrastructure effectively, our business could suffer” and updating the following risk factor: “We depend on contract manufacturers and third-party service providers”. There have been no other material changes to the risk factors included in our Annual Report.

If we are not able to build, sustain and utilize proper information technology infrastructure effectively, our business could suffer.

If we are not able to build, sustain and utilize proper information technology infrastructure, our business could suffer. We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build, sustain and utilize the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, inaccurate or incomplete data, business disruptions, or the loss of or damage to intellectual property through security breach.

As our operations grow in both complexity and scope, we will continuously need to improve and upgrade our systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure may require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. Any other upgrades to our systems and information technology, or new technology, now and in the future, will require that our management and resources be diverted from our core business to assist implementation of such upgrades or new technology. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our business, financial condition or results of operations.

We depend on contract manufacturers and third-party service providers.

We have purchase agreements with contract manufacturers that require them to buy components used to manufacture our products and authorize them to buy components in accordance with agreed-upon lead times. As customers increasingly demand shorter delivery timeframes, the difficulty of accurately forecasting component needs creates additional risk. Failure to estimate requirements accurately can lead to monetary penalties, excess or obsolete inventory, or manufacturing disruptions. Further, since we do not, in every instance, have a contractual relationship with suppliers to our contract manufacturers, we are subject to and dependent on the terms of the agreements between the contract manufacturer and the supplier. As a result, we have limited ability to take legal action against suppliers if a component fails or is outside of the quality standards we set. In addition, the contract manufacturers may not allocate sufficient resources to the timely completion of our orders in accordance with our quality standards and result in significant interruptions in the supply of products to our customers. Further, if supply to our contract manufacturers is disrupted, we may be unable to find an alternative source in a timely manner, at favorable prices or of acceptable quality. These circumstances may limit our ability to meet scheduled deliveries to customers and may increase our expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) [1]
1/3/09 through 2/6/09	425	$4.14	425	$477.1
2/7/09 through 3/6/09	—	—	—	$477.1
3/7/09 through 4/3/09	3,597	$4.19	3,597	$477.1
4/4/09 through 5/8/09	2,655	$4.76	2,655	$477.1
5/9/09 through 6/5/09	—	—	—	$477.1
6/6/09 through 7/3/09	1,111	$5.76	1,111	$477.1

Total	7,788	$4.60	7,788

[1]

The amounts in this column represent the remaining amounts under the current $600 million program described below. The Rule 10b5-1 repurchase program described below does not have a repurchase amount limit; therefore, it is not included in the remaining value of shares.

On January 29, 2009, our Board of Directors authorized a one-year extension of the purchase of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of July 3, 2009, we purchased 7.3 million shares of our common stock under this program since February 2006, at a total cost of $91.7 million, including $19,031 (3,766 shares) in the second quarter of 2009 and $35,863 (7,788 shares) in the first six months of 2009.

In November 2007, our Board of Directors authorized a repurchase program of up to $600 million of our outstanding common stock. As of July 3, 2009, we purchased 19.7 million shares of our common stock under this program at a total cost of $122.9 million, leaving $477.1 million available to be purchased under this program. We may repurchase shares under the authorized open market program periodically during open trading windows when we do not possess material non-public information. On August 6, 2009, our Board of Directors directed management to actively repurchase up to $200 million of our common stock over the next four quarters under the November 2007 authorized program. We provide no assurance as to the amount of repurchases to be made or the actual purchase prices.

In addition, in the second quarter of 2009, we purchased 0.2 million shares for $0.9 million to cover withholding taxes on shares issued under employee stock plans and in the first six months of 2009, we purchased 0.2 million shares for $1.0 million under this program.

We record repurchased shares as Treasury stock.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 1, 2009. The results of that meeting and related disclosures can be found in Part II, Item 4, “Submission of Matters to a Vote of Security Holders” in our Form 10-Q for the quarter ended April 3, 2009.

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

August 11, 2009
(Date)