Form 10-Q
period 2009-10-02
TELLABS INC
filed 2009-11-10
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

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

Common Shares, $0.01 Par Value – 386,183,196 shares outstanding on October 30, 2009.

TELLABS, INC.

PART I . FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarter		Nine Months
	10/2/09	9/26/08	10/2/09	9/26/08
In millions, except per-share data
Revenue
Products	$333.8	$368.8	$970.8	$1,149.0
Services	55.5	55.3	165.6	171.7

Total revenue	389.3	424.1	1,136.4	1,320.7

Cost of Revenue
Products	191.1	226.7	538.7	712.5
Services	35.9	35.2	108.1	117.9

Total cost of revenue	227.0	261.9	646.8	830.4

Gross Profit	162.3	162.2	489.6	490.3

Gross profit as a percentage of revenue	41.7%	38.2%	43.1%	37.1%

Gross profit as a percentage of revenue - products	42.8%	38.5%	44.5%	38.0%
Gross profit as a percentage of revenue - services	35.3%	36.3%	34.7%	31.3%

Operating Expenses
Research and development	65.8	74.0	201.6	233.3
Sales and marketing	40.6	42.9	123.9	129.5
General and administrative	24.5	23.7	76.6	75.0
Intangible asset amortization	6.0	6.2	18.0	17.4
Restructuring and other charges	0.3	9.1	11.1	23.2
Goodwill impairment	—	988.3	—	988.3

Total operating expenses	137.2	1,144.2	431.2	1,466.7

Operating Earnings (Loss)	25.1	(982.0)	58.4	(976.4)

Operating earnings (loss) as a percentage of revenue	6.4%	-231.5%	5.1%	-73.9%

Other Income
Interest income, net	3.9	8.3	14.8	28.7
Other income (expense), net	1.3	(7.3)	1.3	(5.0)

Total other income	5.2	1.0	16.1	23.7

Earnings (Loss) Before Income Tax	30.3	(981.0)	74.5	(952.7)
Income tax (expense) benefit	(1.0)	(17.5)	(23.0)	9.8

Net Earnings (Loss)	$29.3	$(998.5)	$51.5	$(942.9)

Net Earnings (Loss) Per Share
Basic	$0.07	$(2.51)	$0.13	$(2.35)

Diluted	$0.07	$(2.51)	$0.13	$(2.35)

Weighted Average Shares Outstanding
Basic	392.3	398.0	394.8	401.1

Diluted	394.2	398.0	396.1	401.1

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	10/2/09	1/2/09
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$322.7	$376.1
Investments in marketable securities	932.0	776.0

Total cash, cash equivalents and marketable securities	1,254.7	1,152.1

Other marketable securities	239.4	179.1
Accounts receivable, net of allowances of $1.7 and $1.4	324.0	332.7
Inventories
Raw materials	22.8	34.2
Work in process	4.2	13.9
Finished goods	100.3	128.8

Total inventories	127.3	176.9
Income taxes	35.4	38.7
Miscellaneous receivables and other current assets	52.6	56.3

Total Current Assets	2,033.4	1,935.8

Property, Plant and Equipment
Land	21.3	21.1
Buildings and improvements	201.4	201.6
Equipment	417.9	420.0

Total property, plant and equipment	640.6	642.7
Accumulated depreciation	(377.4)	(364.4)

Property, plant and equipment, net	263.2	278.3
Goodwill	122.6	122.4
Intangible Assets, Net of Amortization	26.3	44.2
Other Assets	127.3	127.5

Total Assets	$2,572.8	$2,508.2

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$62.5	$84.1
Accrued compensation	73.9	60.7
Restructuring and other charges	12.7	17.7
Income taxes	78.6	73.0
Stock loan	239.4	179.1
Deferred revenue	42.3	34.6
Other accrued liabilities	84.7	91.4

Total Current Liabilities	594.1	540.6

Long-Term Restructuring Liabilities	7.5	13.3
Income Taxes	46.7	59.7
Other Long-Term Liabilities	48.8	48.1

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 497,236,832 and 495,757,314 shares issued	5.0	5.0
Additional paid-in capital	1,503.7	1,485.9
Treasury stock, at cost: 109,877,033 and 100,088,341 shares	(1,015.9)	(952.4)
Retained earnings	1,234.7	1,183.2
Accumulated other comprehensive income	148.2	124.8

Total Stockholders’ Equity	1,875.7	1,846.5

Total Liabilities and Stockholders’ Equity	$2,572.8	$2,508.2

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	10/2/09	9/26/08
In millions
Operating Activities
Net earnings (loss)	$51.5	$(942.9)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	55.6	63.7
Loss on disposal of property, plant and equipment	0.5	1.6
Goodwill impairment	—	988.3
Equity-based compensation	15.8	20.9
Deferred income taxes	13.7	(19.9)
Restructuring and other charges	11.1	23.2
Other-than-temporary impairment charges on investments	—	1.4
Net changes in assets and liabilities:
Accounts receivable	18.1	39.1
Inventories	56.3	8.2
Miscellaneous receivables and other current assets	5.1	1.1
Other assets	1.5	15.0
Accounts payable	(29.3)	(24.2)
Restructuring and other charges	(17.5)	(14.8)
Deferred revenue	7.9	(3.1)
Other accrued liabilities	(3.9)	(7.4)
Income taxes	(12.8)	(16.0)
Other long-term liabilities	0.4	(4.5)

Net Cash Provided by Operating Activities	174.0	129.7

Investing Activities
Capital expenditures	(24.9)	(33.1)
Proceeds on disposals of property, plant and equipment	0.5	0.2
Payments for purchases of investments	(947.8)	(1,034.9)
Proceeds from sales and maturities of investments	798.0	1,476.1

Net Cash (Used for) Provided by Investing Activities	(174.2)	408.3

Financing Activities
Proceeds from issuance of common stock under stock plans	1.5	0.8
Repurchase of common stock	(63.5)	(144.9)

Net Cash Used for Financing Activities	(62.0)	(144.1)

Effect of Exchange Rate Changes on Cash	8.8	—

Net (Decrease) Increase in Cash and Cash Equivalents	(53.4)	393.9
Cash and Cash Equivalents - Beginning of Year	376.1	213.0

Cash and Cash Equivalents - End of Period	$322.7	$606.9

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

Subsequent events that occurred after October 2, 2009 and before these financial statements were filed with the Securities and Exchange Commission on November 10, 2009, were considered in the preparation of these financial statements. A subsequent event occurred on October 20, 2009; see Note 14.

2. New Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (FASB) issued new authoritative guidance on accounting for revenue arrangements with multiple deliverables. This new standard provides principle and application guidance on whether multiple deliverables exist and how the arrangement should be separated. It also requires an entity to allocate revenue using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third party evidence of selling price to all deliverables using the relative selling price method. This standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 on a prospective basis, with earlier application permitted. Currently, we are not able to estimate the impact this new standard will have on our financial statements.

In October 2009, the FASB issued new authoritative guidance on accounting for certain revenue arrangements that include software elements. This standard clarifies that tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are not within the scope of software revenue recognition guidance. This standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 on a prospective basis, with earlier application permitted. Currently, we are not able to estimate the impact this new standard will have on our financial statements.

Accounting Pronouncements Recently Adopted

In April 2009, the FASB issued authoritative guidance that principally requires publicly traded companies to provide disclosures about the fair value of financial instruments on a quarterly basis (rather than just annually). The required disclosures can be found in Notes 4 and 5 regarding fair value measurements and investments disclosures.

On January 3, 2009, we adopted the FASB’s authoritative accounting guidance regarding disclosure requirements for derivative instruments and hedging activities. This new standard is designed to improve the transparency of an entity’s financial reporting by requiring enhanced disclosures about an entity’s derivative and hedging activities. See the discussion in Note 6 regarding derivative financial instruments disclosures.

On January 3, 2009 we adopted the FASB’s revised authoritative guidance for business combinations. This revised standard establishes principles and requirements for an acquirer that are designed to improve the relevance, representational faithfulness and comparability of information provided by a reporting entity in its financial reports about business combinations and their effects. Upon adoption, the revised standard did not have an impact on our financial statements.

3. Restructuring and Other Charges

On July 6, 2009, management initiated a restructuring plan as we align costs with customer spending and current market conditions. The cost and cash payments under this plan are expected to be between $5 million and $6 million primarily for workforce reductions of approximately 150 employees. We recorded $0.2 million for severance accruals relating to this plan in the third quarter of 2009 and $5.4 million in the first nine months of 2009. Restructuring actions under this plan are expected to be completed by the end of the second quarter of 2010.

On February 5, 2009, management initiated a restructuring plan as we align costs with customer spending and current market conditions. The cost and cash payments under this plan are $1.7 million for workforce reductions of 49 employees. The activity recorded under this plan during the third quarter of 2009 was negligible. For the first nine months of 2009, we recorded $1.7 million for severance related activities. Restructuring actions under this plan were completed in the third quarter of 2009.

During the fourth quarter of 2008, management initiated a plan that resizes Tellabs business to reflect market conditions. Restructuring actions under this plan include reducing future investment in access products and freeing up resources to focus on data and transport products. The pretax restructuring charges for this plan are expected to be approximately $22 million, which includes approximately $10 million in severance charges for workforce reductions and $12 million for facility- and asset-related charges. In the third quarter of 2009, we recorded a credit of $0.5 million, of which $0.2 million was for facility- and asset-related charges and $0.3 million was for adjustments to severance accruals. For the first nine months of 2009, we recorded $4.8 million, of which $5.1 million was for facility- and asset-related charges and a credit of $0.3 million was for severance. Through the end of the third quarter of 2009, we recorded $22.1 million for this plan, of which $10.0 million is for severance and $12.1 million is for facility- and asset-related charges. Cash payments under this plan are expected to be approximately $15 million. Restructuring actions under this plan were completed in the third quarter of 2009.

In addition, we recorded $0.5 million in the third quarter of 2009 relating to earlier 2008 restructuring plans for facility-related charges from the April 2008 plan and $0.1 million of expense to previous restructuring plans for facility-related charges. For the first nine months of 2009, we recorded a net reduction of $0.6 million, of which $0.5 million is facility-related to the April 2008 plan and $0.1 million for severance is related to the January 2008 plan. The net reduction of $0.2 million to previous restructuring plans in the first nine months of 2009 is for facility-related activities, as a result of a favorable settlement on a lease obligation.

As of October 2, 2009, we had $20.2 million accrued for restructuring plans. The 2009 restructuring plans balance of $5.1 million consists of cash severance that we expect to pay through the fourth quarter of 2010. The 2008 restructuring plans balance of $8.3 million consists of $1.0 million in cash severance that we expect to pay through the second quarter of 2010 and $7.3 million in net lease obligations that expire through 2015. The $6.8 million balance for previous restructuring plans relates to net lease obligations that expire through 2011.

The following table summarizes restructuring and other charges recorded to operating expenses for the plans mentioned above, as well as adjustments to reserves for prior restructurings:

	Third Quarter		Nine Months
	10/2/09	9/26/08	10/2/09	9/26/08
Severance and other termination benefits	$(0.1)	$(0.5)	$6.7	$6.8
Facility- and asset-related charges	0.4	9.6	4.4	15.8
Other obligations	—	—	—	0.6

Total restructuring and other charges	$0.3	$9.1	$11.1	$23.2

The following table summarizes restructuring and other charges activity by segment for the third quarter and nine months of 2009 and the status of the reserves at October 2, 2009:

		Third Quarter Activity
	Balance at 7/3/09	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 10/2/09
2009 Restructuring Plans
Broadband	$1.5	$0.2	$(0.2)	$—	$1.5
Transport	1.9	0.1	(0.2)	—	1.8
Services	2.3	(0.1)	(0.4)	—	1.8

Subtotal 2009 Restructuring Plans	5.7	0.2	(0.8)	—	5.1

2008 Restructuring Plans
Broadband	8.8	—	(1.3)	0.4	7.9
Transport	0.7	—	(0.4)	—	0.3
Services	0.2	—	(0.1)	—	0.1

Subtotal 2008 Restructuring Plans	9.7	—	(1.8)	0.4	8.3

Previous Restructuring Plans
Broadband	0.1	—	(0.1)	—	—
Transport	7.9	0.1	(1.2)	—	6.8

Subtotal Previous Restructuring Plans	8.0	0.1	(1.3)	—	6.8

Total All Restructuring Plans	$23.4	$0.3	$(3.9)	$0.4	$20.2

		Nine Months Activity
	Balance at 1/2/09	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 10/2/09
2009 Restructuring Plans
Broadband	$—	$2.3	$(0.8)	$—	$1.5
Transport	—	2.6	(0.8)	—	1.8
Services	—	2.2	(0.4)	—	1.8

Subtotal 2009 Restructuring Plans	—	7.1	(2.0)	—	5.1

2008 Restructuring Plans
Broadband	15.9	3.2	(7.6)	(3.6)	7.9
Transport	1.5	0.9	(1.4)	(0.7)	0.3
Services	1.1	0.1	(1.1)	—	0.1

Subtotal 2008 Restructuring Plans	18.5	4.2	(10.1)	(4.3)	8.3

Previous Restructuring Plans
Broadband	2.3	(0.4)	(1.8)	(0.1)	—
Transport	10.2	0.2	(3.6)	—	6.8

Subtotal Previous Restructuring Plans	12.5	(0.2)	(5.4)	(0.1)	6.8

Total All Restructuring Plans	$31.0	$11.1	$(17.5)	$(4.4)	$20.2

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

Assets and liabilities measured at fair value on a recurring basis at October 2, 2009 are:

	Balance at 10/2/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$200.3	$200.3	$—	$—
U.S. government-sponsored enterprise (agency) debt obligations	55.1	—	55.1	—
Municipal tax-exempt debt obligations	48.0	—	48.0	—
Corporate debt obligations guaranteed by Federal Deposit Insurance Corporation (FDIC)	154.2	—	154.2	—
Corporate debt obligations	40.0	—	40.0	—
Mortgaged backed debt obligations guaranteed by Government National Mortgage Association (GNMA)	138.8	—	138.8	—
Certificates of deposit guaranteed by FDIC	32.0	—	32.0	—
Foreign government debt obligations	226.1	—	226.1	—
Foreign corporate debt obligations guaranteed by foreign governments	37.5	—	37.5	—

Subtotal	932.0	200.3	731.7	—
Derivative financial instruments	0.3	—	0.3	—
Other marketable securities	239.4	239.4	—	—

Total Assets	$1,171.7	$439.7	$732.0	$—

Liabilities
Stock loan	$239.4	$239.4	$—	$—
Derivative financial instruments	4.1	—	4.1	—

Total Liabilities	$243.5	$239.4	$4.1	$—

5. Investments

We account for investments in marketable securities at market prices, with the unrealized gain or loss, less deferred income taxes, shown as a separate component of stockholders’ equity. We base realized gains and losses on specific identification of the security sold. At October 2, 2009, available-for-sale marketable securities consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government debt obligations	$199.3	$1.0	$—	$200.3
U.S. government-sponsored enterprise (agency) debt obligations	54.4	0.7	—	55.1
Municipal tax-exempt debt obligations	47.5	0.5	—	48.0
Corporate debt obligations guaranteed by FDIC	152.2	2.0	—	154.2
Corporate debt obligations	39.4	0.6	—	40.0
Mortgaged backed debt obligations guaranteed by GNMA	136.9	2.2	(0.3)	138.8
Certificates of deposit guaranteed by FDIC	32.0	—	—	32.0
Foreign government debt obligations	222.3	3.8	—	226.1
Foreign corporate debt obligations guaranteed by foreign governments	36.8	0.7	—	37.5

Total	$920.8	$11.5	$(0.3)	$932.0

Of the available-for-sale marketable securities at October 2, 2009, $180.7 million have contractual maturities of less than 12 months, $612.5 million have contractual maturities of greater than one year up to five years and $138.8 million have contractual maturities greater than five years.

Gross unrealized gains and losses related to fixed-income securities were caused by interest rate fluctuations. We review investments held with unrealized losses to determine if the loss is other-than-temporary. We evaluated near-term prospects of the security in relation to the severity and duration of the unrealized loss. We also assessed our intent to sell the security, whether it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover its entire amortized cost basis. Based on our review, we do not intend to sell these securities and believe that they will recover their entire amortized cost basis; therefore, we do not consider these investments to be other-than-temporarily impaired at October 2, 2009. No other-than-temporary impairments were recorded for the third quarter and first nine months of 2009.

Investments in marketable securities with unrealized losses at October 2, 2009, were as follows:

	Unrealized Loss Less than 12 months		Unrealized Loss Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgaged backed debt obligations guaranteed by GNMA	$22.9	$(0.3)	$—	$—	$22.9	$(0.3)

The following table presents gross realized gains and losses related to fixed income investments for the third quarter and nine months ending October 2, 2009:

	Third Quarter	Nine Months
Gross realized gains	$2.1	$5.9
Gross realized losses	(0.2)	(1.6)

Total	$1.9	$4.3

As a result of the acquisition of Advanced Fibre Communications, Inc. (AFC) in 2004, we acquired 10.6 million shares of Cisco common stock, shown as Other marketable securities in Current Assets. AFC owned this stock as a result of its investment in privately held Cerent Corporation, which was acquired by Cisco in 1999. In 2000, AFC entered into two three-year hedge contracts, pledging all of the Cisco stock to secure the obligations under the contracts. When the hedge contracts matured in 2003, AFC entered into stock loan agreements with a lender, borrowing 10.6 million shares of Cisco stock to settle the hedge contracts on the Cisco stock. The aggregate amount of the fair values of those stock loans is reflected as a current liability on the balance sheet as of October 2, 2009. The values of both the asset and liability move in tandem with each other since each is based on the number of shares we hold at the current stock price. At October 2, 2009, Other marketable securities and Stock loan was $239.4 million at a market price of $22.67 per share. The fees associated with the stock loan agreement were $0.4 million for the third quarter of 2009 and $1.1 million for the first nine months of 2009.

In addition to the above investments, we maintain investments in partnerships and in start-up technology companies. We recorded these investments in Other Assets. These investments totaled $7.9 million at October 2, 2009.

We review each investment in our portfolio quarterly, including historical and projected financial performance, expected cash needs and recent funding events. We recognize other-than-temporary impairments if the market value of the investment is below its cost basis for an extended period of time or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. No other-than-temporary impairments were recorded for the third quarter and first nine months of 2009.

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

Cash Flow Hedges

We use foreign currency forward and option contracts, designated as cash flow hedges, to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conduct monthly effectiveness tests of these hedging relationships on a spot-to-spot basis, excluding forward points. Effective gains and losses from derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions occur, at which time they are reclassified to Total cost of revenue. Ineffectiveness is recorded to Other income (expense), net. If it becomes probable that an anticipated transaction that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other income (expense), net. At October 2, 2009, we had a net unrealized loss of $3.4 million in Accumulated other comprehensive income, which is expected to be reclassified to income within the next 12 months at the prevailing market rate. At the end of the quarter, we held derivatives designated as cash flow hedges in one currency, with a gross notional equivalent of $45.7 million.

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency of the Tellabs entity entering into the transaction are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income, excluding forward points. The gain or loss from changes in the fair value of the derivative contracts are generally offset by gains or losses of the underlying transactions being hedged. These derivative contracts are not designated as hedges. At the end of the quarter, we held non-designated foreign currency forward contracts in nine currencies, with a gross notional equivalent of $159.6 million.

Net Investment Hedges

We entered into three-month foreign currency forward contracts, designated as net investment hedges, to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts due to exchange rate fluctuations are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment being hedged. We conduct monthly effectiveness tests of net investment hedges on a spot-to-spot basis, excluding forward points, in income. As of October 2, 2009, we had a net unrealized gain of $8.1 million in Accumulated other comprehensive income, which includes a net gain of $7.8 million related to settled contracts and a net gain of $0.3 million related to existing contracts. We held net investment hedges with a notional value of Euro 75 million at the end of the quarter.

The fair value of derivative instruments in the Consolidated Balance Sheet as of October 2, 2009, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Cash flow and net investment hedges	$0.3	$4.0
Balance sheet hedges (Non-designated hedges)	—	0.1

Total derivatives	$0.3	$4.1

The effect of derivative instruments designated as hedging instruments on the Consolidated Statement of Operations for the third quarter and the nine months ending October 2, 2009, was as follows:

	Gain (Loss) Recognized in Accumulated OCI, net (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Total Cost of Revenue (Effective Portion)		Amount Recognized in Other Income, net: Excluded from Effectiveness Testing Gain (Loss)
	Third Quarter	Nine Months	Third Quarter	Nine Months	Third Quarter	Nine Months
Cash flow hedges	$(1.7)	$(3.2)	$(1.3)	$4.4	$(0.1)	$(0.3)
Net investment hedges	$(2.5)	$0.7			$(0.1)	$(0.5)

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statement of Operations for the third quarter and the nine months ending October 2, 2009, was as follows:

	Amount of Gain (Loss) Recognized in Other Income (Expense), net
	Third Quarter	Nine Months
Foreign currency forward and option contracts	$2.0	$(1.2)

7. Product Warranties

We provide warranties for all of our products. The specific terms and conditions of those warranties vary depending on the product. We provide a basic limited warranty, including parts and labor, for all products, except access products, for periods ranging from 90 days to 5 years. The basic limited warranty for access products covers parts and labor for periods ranging from 2 to 6 years.

The estimate of warranty liability involved many factors, including the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of the recorded warranty liability and adjust the amounts as necessary. The decline in accruals for product warranties issued during the third quarter and first nine months of 2009 represent a lower number of units shipped and lower anticipated rates of warranty claims. Other adjustments to accruals for product warranties issued represent reductions due to favorable experience to previous estimates.

We classify the portion of warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Product warranty liabilities are as follows:

	Third Quarter		Nine Months
	10/2/09	9/26/08	10/2/09	9/26/08
Balance – beginning of period	$37.6	$44.6	$39.3	$49.1
Accruals for product warranties issued	2.7	2.7	9.2	10.3
Settlements	(2.1)	(2.6)	(5.7)	(10.0)
Other adjustments to accruals for product warranties issued	(3.8)	(2.3)	(8.4)	(7.0)

Balance – end of period	$34.4	$42.4	$34.4	$42.4

Balance sheet classification - end of period	Balance at 10/2/09	Balance at 9/26/08
Other accrued liabilities	$15.7	$21.0
Other long-term liabilities	18.7	21.4

Total product warranty liabilities	$34.4	$42.4

8. Equity-Based Compensation

The Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan (2004 Plan) provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units (PSUs). Stockholders previously approved 53,889,977 shares for grant under the 2004 Plan, of which 30,136,955 remain available for grant at October 2, 2009. Under the 2004 Plan and predecessor plans, we granted awards at market value on the date of grant.

Stock Options

Stock options granted in the first nine months of 2009 and 2008 generally vest in three annual installments on the anniversary of the grant date. We recognize compensation expense on a straight-line basis over the service period based on the fair value of the stock options on the grant date. Compensation expense for stock options was $0.9 million for the third quarter of 2009, $4.2 million for the first nine months of 2009, $1.8 million for the third quarter of 2008 and $9.0 million for the first nine months of 2008. Options granted but unexercised expire 10 years from the grant date.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted average fair value of current period stock option grants:

	Nine Months
	10/2/09	9/26/08
Expected volatility	47.1%	45.6%
Risk-free interest rate	2.0%	3.1%
Expected term (in years)	4.5	4.5
Expected dividend yield	0.0%	0.0%

We based our calculation of expected volatility on a combination of historical and implied volatility for options granted. We based the risk-free interest rate on the U.S. Treasury yield curve in effect at the date of grant. We estimated the expected term of the options using their vesting period, post-vesting employment termination behavior and historical exercise patterns.

The following is a summary of stock option activity during 2009 as of October 2, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding – beginning of year	32,851,918	$17.12
Granted	1,896,393	$5.09
Exercised	(264,493)	$5.85
Forfeited/expired	(2,887,686)	$15.86

Outstanding – end of period	31,596,132	$16.61	4.0	$7.3

Exercisable – end of period	28,107,393	$17.93	3.4	$3.1
Shares expected to vest	31,307,380	$16.71	3.9	$6.9

The weighted average fair value of stock options granted during the first nine months of 2009 was $2.08. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of October 2, 2009, that the option holders would have received had all holders exercised their options as of that date.

As of October 2, 2009, we had $5.9 million of unrecognized compensation cost related to stock options, which we expect to recognize over a weighted average period of 1.9 years.

Cash-Settled Stock Appreciation Rights

The 2004 Plan provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the 2004 Plan. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (the market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. The cash-settled SARs are generally assigned 10-year terms and typically vest in three annual installments on the anniversary of the grant date. At October 2, 2009, there were 323,256 cash-settled SARs outstanding with exercise prices that ranged from $3.75 to $50.31. The weighted average price of the 74,350 cash-settled SARs granted in the first nine months of 2009 was $5.41 and the weighted average price of the 65,700 cash-settled SARs granted in the first nine months of 2008 was $5.55.

Restricted Stock

The 2004 Plan provides for the granting of restricted stock. Restricted stock granted in the first nine months of 2009 and 2008 generally vests in three annual installments on the anniversary of the grant date. We recognize compensation expense on a straight-line basis over the vesting periods based on the market price of our stock on the grant date. Compensation expense was $2.9 million for the third quarter of 2009, $9.7 million for the first nine months of 2009, $3.5 million for the third quarter of 2008 and $11.8 million for the first nine months of 2008. The fair market value of restricted stock vested in the first nine months of 2009 was $6.8 million. Non-vested restricted stock award activity for 2009 follows:

	Nine Months
	10/2/09
	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	3,415,825	$7.19
Granted	2,456,126	$5.24
Vested	(1,245,599)	$7.66
Forfeited	(142,531)	$6.99

Non-vested – end of period	4,483,821	$5.99

As of October 2, 2009, we had $18.7 million of unrecognized compensation cost related to restricted stock, which we expect to recognize over a weighted average period of 1.9 years.

Performance Stock Units

The 2004 Plan provides for the granting of PSUs. The PSUs granted in the first nine months of 2009 entitle the recipients to receive shares of our common stock commencing in March 2010, contingent on the achievement of operating income targets for the 2009 fiscal year. Following achievement of this financial measure and subject to continued employment, one-third of such shares will be issued in annual installments in March 2010, March 2011 and March 2012. At maximum target performance, we will issue two shares for each PSU granted. Compensation expense for PSUs was $0.7 million for the third quarter of 2009 and $1.7 million for the first nine months of 2009. Due to a decline in operating performance relative to targets in 2008, compensation expense for PSUs was a credit of $0.2 million for the third quarter of 2008 and expense of $0.1 million for the first nine months of 2008. PSU activity for 2009 follows:

	Nine Months
	10/2/09
	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	697,000	$5.40
Granted	959,100	$3.75
Cancelled/forfeited	(724,600)	$5.34

Non-vested – end of period	931,500	$3.75

As of October 2, 2009, we had $3.0 million of unrecognized compensation cost related to PSUs, based on our most recent forecast performance, which we expect to recognize over a weighted average period of 2.4 years.

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, SARs, restricted stock and PSUs:

	Third Quarter		Nine Months
	10/2/09	9/26/08	10/2/09	9/26/08
Cost of revenue – products	$0.4	$0.5	$1.3	$1.8
Cost of revenue – services	0.4	0.6	1.7	2.6
Research and development	1.2	1.7	4.5	7.1
Sales and marketing	0.9	1.0	3.3	4.1
General and administrative	1.7	1.2	5.0	5.3

Equity-based compensation expense before income taxes	4.6	5.0	15.8	20.9
Income tax benefit [1]	0.1	0.1	0.4	5.5

Total equity-based compensation expense after income taxes	$4.5	$4.9	$15.4	$15.4

1 For the first six months of 2009 and the three month and nine month periods of 2008, the disclosure of the income tax benefit on equity-based compensation expense has been adjusted to reflect the actual impact in our financial statements of establishing and maintaining a valuation allowance against domestic deferred tax assets.

9. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit cost for the retiree medical plan:

	Third Quarter		Nine Months
	10/2/09	9/26/08	10/2/09	9/26/08
Service cost	$0.1	$0.3	$0.5	$0.7
Interest cost	0.2	0.1	0.5	0.5
Expected return on plan assets	(0.2)	(0.1)	(0.5)	(0.4)
Amortization of actuarial gain	(0.1)	—	(0.2)	—
Amortization of unrecognized prior service cost	0.1	—	0.1	—

Net periodic benefit cost	$0.1	$0.3	$0.4	$0.8

We currently do not anticipate contributing to the plan in 2009, as it is adequately funded at this time.

10. Income Taxes

We recorded tax expense of $1.0 million for the third quarter and $23.0 million for the first nine months of 2009. Our tax expense results in an effective tax rate that differs from the U.S. federal statutory rate of 35% due to a $6.8 million benefit from the release of accrued tax and interest that are no longer required due to an expiration of a statute of limitations. In addition, our tax rate continues to be impacted by changes in the mix of earnings from domestic and foreign sources. For the quarter, consolidated tax expense reflects a favorable impact on domestic tax expense from the reversal of a portion of the valuation allowance on domestic deferred tax assets.

The balance of gross unrecognized tax benefits (which excludes accrued interest) at October 2, 2009 was $25.9 million compared to $28.6 million at January 2, 2009, representing a decrease of $2.7 million year to date. The total unrecognized tax benefit at October 2, 2009 includes an accrual of $21.4 million, that if recognized would affect the effective tax rate. We continue to recognize interest and penalties related to income tax matters as part of income tax expense. Our tax provision included interest of $0.8 million for the quarter and $2.1 million for first nine months of 2009. The balance of interest and penalties accrued at October 2, 2009 was $9.4 million.

It is reasonably possible that unrecognized benefits related to federal and state income taxes will decrease by approximately $18 million as a result of the settlement of audits or the expiration of statute of limitations within the next 12 months.

It is reasonably possible that unrecognized benefits related to foreign income taxes will decrease by approximately $1 million as a result of the settlement of audits or the expiration of the statute of limitations within the next 12 months.

11. Comprehensive Income (Loss)

Comprehensive income (loss) for the third quarter and the first nine months of 2009 and 2008 consists of the following:

	Third Quarter		Nine Months
	10/2/09	9/26/08	10/2/09	9/26/08
Net earnings (loss)	$29.3	$(998.5)	$51.5	$(942.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	19.1	(38.9)	23.3	(0.6)
Unrealized gain (loss) on available-for-sale securities, net of tax	2.7	0.1	5.8	(5.5)
Fair value adjustments of cash flow hedges, net of tax	(0.7)	4.5	(6.4)	2.2
Unrealized (loss) gain on net investment hedges, net of tax	(2.5)	5.5	0.7	5.2

Comprehensive income (loss)	$47.9	$(1,027.3)	$74.9	$(941.6)

12. Segment Information

We report operating results for three segments: Broadband, Transport and Services.

The Broadband segment includes data, access and managed access product portfolios that facilitate the delivery of bundled voice, video and high-speed Internet/data services over copper-based and/or fiber-based networks and delivery of next-generation wireline and wireless services. Data products include the Tellabs® 8600 managed edge system and the Tellabs® 8800 multiservice router series. Access offerings include the Tellabs® 1000 multiservice access series, the Tellabs® 1100 multiservice access series and the Tellabs® 1600 optical network terminal (ONT) series. Managed access products include the Tellabs® 6300 managed transport system and the Tellabs® 8100 managed access system.

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

We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, goodwill impairment, and the impact of equity-based compensation (which includes restricted stock and PSUs granted after June 30, 2006, and stock options).

Consolidated revenue by segment follows:

Revenue

	Third Quarter		Nine Months
	10/2/09	9/26/08	10/2/09	9/26/08
Broadband	$205.9	$259.3	$594.4	$692.9
Transport	127.9	109.5	376.4	456.1
Services	55.5	55.3	165.6	171.7

Total revenue	$389.3	$424.1	$1,136.4	$1,320.7

Segment Profit and Reconciliation to Operating Earnings (Loss)

	Third Quarter		Nine Months
	10/2/09	9/26/08	10/2/09	9/26/08
Broadband	$49.6	$48.5	$141.3	$80.3
Transport	28.8	21.7	94.9	131.7
Services	20.0	20.8	59.2	56.5

Total segment profit	98.4	91.0	295.4	268.5
Sales and marketing expenses	(40.6)	(42.9)	(123.9)	(129.5)
General and administrative expenses	(24.5)	(23.7)	(76.6)	(75.0)
Equity-based compensation and deferred stock compensation not included in segment profit	(1.9)	(2.8)	(7.4)	(11.5)
Intangible asset amortization	(6.0)	(6.2)	(18.0)	(17.4)
Restructuring and other charges	(0.3)	(9.1)	(11.1)	(23.2)
Goodwill impairment	—	(988.3)	—	(988.3)

Operating earnings (loss)	$25.1	$(982.0)	$58.4	$(976.4)

The segments use many of the same assets. For internal reporting purposes, we do not allocate assets by segment and therefore no asset, depreciation and amortization, or capital expenditure by segment information is provided to our chief operating decision maker.

13. Stock Repurchase Programs

On January 29, 2009, our Board of Directors authorized a one-year extension of the purchase of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of October 2, 2009, we purchased 7.5 million shares of our common stock under this program since February 2006, at a total cost of $93.1 million, including a total of $1.4 million (0.2 million shares) in the third quarter and the first nine months of 2009.

In November 2007, our Board of Directors authorized a repurchase program of up to $600 million of our outstanding common stock. On August 6, 2009, our Board of Directors directed management to actively repurchase up to $200 million of common stock over the next four quarters under the November 2007 authorized program. As of October 2, 2009, we purchased 29.0 million shares of our common stock under this program at a total cost of $183.1 million, including $60.2 million (9.3 million shares) in the third quarter of 2009, leaving $416.9 million available to be purchased under this program. We may repurchase shares under the authorized open market program periodically during open trading windows when we do not possess material non-public information. We provide no assurance as to the amount of repurchases to be made or the actual purchase prices.

In addition, in the third quarter of 2009, we purchased 0.1 million shares for $0.9 million to cover withholding taxes on shares issued under employee stock plans and in the first nine months of 2009, we purchased 0.3 million shares for $1.9 million under this program.

We record repurchased shares as Treasury stock.

14. Subsequent Events

On October 20, 2009, we entered into an Agreement and Plan of Merger with WiChorus, Inc. (WiChorus) pursuant to which WiChorus will become a wholly-owned subsidiary of Tellabs. Under the terms of the transaction, Tellabs will acquire WiChorus’ capital stock and vested options for $180 million. Tellabs will also assume any unvested WiChorus options. Taking into account the $15 million cash balance we estimate WiChorus will have when the transaction closes, the net cash price is approximately $165 million. We expect to close this transaction no later than February 2010.

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

The Broadband segment includes data, access and managed access product portfolios that facilitate the delivery of bundled consumer services, wireline business services and wireless communications.

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

Management continues to define and implement initiatives to improve overall performance. On February 5, 2009, and July 6, 2009, management initiated restructuring plans as we align costs with customer spending and current market conditions. These restructuring plans primarily implement workforce reductions. However, as a consequence of the Company’s increased focus on growth markets and growth products, we expect to hire people with different skill sets as needed around the world.

On October 20, 2009, we entered into a definitive agreement to acquire WiChorus, a supplier of industry-leading infrastructure products for the mobile Internet. We believe this transaction will enable us to quickly enter a large and fast growing market with a 3G/4G mobile-network solution that complements our IP mobile backhaul portfolio. We expect to close this transaction no later than February 2010.

RESULTS OF OPERATIONS

For the third quarter of 2009, revenue was $389.3 million, compared with $424.1 million in the third quarter of 2008 as growth in Transport and Services segment revenue was offset by lower Broadband segment revenue. Revenue for the first nine months of 2009 was $1,136.4 million, compared with $1,320.7 million in the comparable period of 2008. On a nine-month basis, revenue declined in all segments.

Consolidated gross profit margin in the third quarter of 2009 was 41.7%, up 3.5 percentage points from 38.2% in the third quarter of 2008. On a nine-month basis, consolidated gross margin was 43.1%, up 6.0 percentage points from 37.1% in 2008. The increase in gross margin across both time periods is primarily the result of profitability improvements on access products and increased data product revenue.

Operating expenses in the third quarter of 2009 were $137.2 million, compared with $1,144.2 million in the third quarter of 2008 when the company recorded a goodwill impairment charge of $988.3 million. Excluding the goodwill impairment, intangible asset amortization and restructuring and other charges from each period, operating expenses decreased by $9.7 million, compared with the year-ago quarter.

For the first nine months of 2009, operating expenses were $431.2 million, down $1,035.5 million, compared with the first nine months of 2008. Excluding the goodwill impairment, intangible asset amortization and restructuring and other charges from each period, operating expenses decreased by $35.7 million, compared with the first nine months of 2008.

The reduction in operating expenses across both periods, excluding the goodwill impairment, intangible asset amortization and restructuring and other charges, came primarily in research and development costs and represents the company’s continuing efforts to improve profitability by aligning costs with market conditions.

Revenue (in millions)

	Third Quarter			Nine Months
	2009	2008	Change	2009	2008	Change
Products	$333.8	$368.8	(9.5)%	$970.8	$1,149.0	(15.5)%
Services	55.5	55.3	0.4%	165.6	171.7	(3.6)%

Total revenue	$389.3	$424.1	(8.2)%	$1,136.4	$1,320.7	(14.0)%

Overall product revenue decreased in the three-month period as increased revenue from data products and Transport segment products was offset by lower managed access and access product revenue. In the nine-month period, increased revenue from data products was offset by lower managed access, access and Transport segment product revenue. In the Services segment, the revenue decline for the nine-month period is primarily due to a lower level of deployment services revenue, partially offset by an increase in professional services revenue.

On a geographic basis, revenue from customers in North America (United States and Canada) was $273.4 million in the third quarter of 2009, up 3.6% from the year-ago quarter. This increase is primarily due to increased revenue from North American wireless carriers, partially offset by lower revenue from North American wireline carriers. On a nine-month basis, North America revenue totaled $749.9 million, down 16.7% from the comparable period in 2008. This decrease is primarily due to increased revenue from North American wireless carriers, offset by lower revenue from North American wireline carriers.

Revenue from customers outside North America was $115.9 million in the third quarter of 2009, down 27.7% from the year-ago quarter. For the first nine months of 2009, revenue from customers outside North America was $386.5 million, down 8.0% from a year ago. The decrease in both periods resulted from lower revenue in the Europe, Middle East and Africa region and the Latin American region (Mexico, Central and South America and the Caribbean), partially offset by increased revenue in the Asia Pacific region.

Gross Margin

	Third Quarter			Nine Months
	2009	2008	% Point Change	2009	2008	% Point Change
Products	42.8%	38.5%	4.3	44.5%	38.0%	6.5
Services	35.3%	36.3%	(1.0)	34.7%	31.3%	3.4
Consolidated	41.7%	38.2%	3.5	43.1%	37.1%	6.0

The improvement in products gross margin for the third quarter and first nine months of 2009 and the year ago-periods is the result of profitability improvements on access products and increased revenue from data products, which carry gross margins better than the corporate average. The increase in services gross margin between the first nine months of 2009 and the comparable period in 2008 is the result of increased network consulting, support and network design revenue and lower deployment services revenue.

Operating Expenses (in millions)

	Third Quarter			Percent of Revenue
	2009	2008	Change	2009	2008
Research and development	$65.8	$74.0	$(8.2)	16.9%	17.4%
Sales and marketing	40.6	42.9	(2.3)	10.4%	10.1%
General and administrative	24.5	23.7	0.8	6.3%	5.6%

Subtotal	130.9	140.6	(9.7)	33.6%	33.2%

Intangible asset amortization	6.0	6.2	(0.2)
Restructuring and other charges	0.3	9.1	(8.8)
Goodwill impairment	—	988.3	(988.3)

Total operating expenses	$137.2	$1,144.2	$(1,007.0)

	Nine Months			Percent of Revenue
	2009	2008	Change	2009	2008
Research and development	$201.6	$233.3	$(31.7)	17.7%	17.7%
Sales and marketing	123.9	129.5	(5.6)	10.9%	9.8%
General and administrative	76.6	75.0	1.6	6.7%	5.7%

Subtotal	402.1	437.8	(35.7)	35.4%	33.1%

Intangible asset amortization	18.0	17.4	0.6
Restructuring and other charges	11.1	23.2	(12.1)
Goodwill impairment	—	988.3	(988.3)

Total operating expenses	$431.2	$1,466.7	$(1,035.5)

Decreased operating expenses in the third quarter and the first nine months of 2009 were due to the absence of the $988.3 million goodwill impairment and savings, primarily reduced research and development costs, from previously announced cost-reduction programs. Restructuring and other charges of $0.3 million for the third quarter of 2009 and $11.1 million for the first nine months of 2009 are primarily due to severance, facility- and asset-related charges.

Other Income (in millions)

	Third Quarter			Nine Months
	2009	2008	Change	2009	2008	Change
Interest income, net	$3.9	$8.3	$(4.4)	$14.8	$28.7	$(13.9)
Other income (expense), net	1.3	(7.3)	8.6	1.3	(5.0)	6.3

Total other income	$5.2	$1.0	$4.2	$16.1	$23.7	$(7.6)

Interest income, net, declined due to lower interest rates during the third quarter and the first nine months of 2009, compared with the year-ago periods. Other income (expense), net, improved in the third quarter and first nine months of 2009 compared with the same year-ago periods as a result of gains on sales of investments in marketable securities in 2009 compared with losses in 2008.

Income Taxes

For the third quarter of 2009 we recorded an income tax expense of $1.0 million, compared with an income tax expense of $17.5 million for the third quarter of 2008. For the first nine months of 2009 we recorded an income tax expense of $23.0 million, compared with an income tax benefit of $9.8 million for the first nine months of 2008.

Income tax expense for the third quarter 2009 decreased compared to the prior year due to a benefit of $6.8 million related to the release of tax reserves that were no longer required due to an expiration of a statute of limitation. In addition, tax expense for the quarter was reduced due to the absence of a provision recorded in the prior year to establish a valuation allowance against domestic deferred tax assets.

Income tax expense for the first nine months of 2009 increased compared to the prior year primarily due to the absence of a benefit of $34.8 million recorded in the second quarter of 2008 for the favorable resolution of income tax audits. In addition, this increase includes additional tax expense on higher foreign pretax income.

Segments

Segment Revenue (in millions)

	Third Quarter			Nine Months
	2009	2008	Change	2009	2008	Change
Broadband	$205.9	$259.3	(20.6)%	$594.4	$692.9	(14.2)%
Transport	127.9	109.5	16.8%	376.4	456.1	(17.5)%
Services	55.5	55.3	0.4%	165.6	171.7	(3.6)%

Total revenue	$389.3	$424.1	(8.2)%	$1,136.4	$1,320.7	(14.0)%

Segment Profit* (in millions)
	Third Quarter			Nine Months
	2009	2008	Change	2009	2008	Change
Broadband	$49.6	$48.5	2.3%	$141.3	$80.3	76.0%
Transport	28.8	21.7	32.7%	94.9	131.7	(27.9)%
Services	20.0	20.8	(3.8)%	59.2	56.5	4.8%

Total segment profit	$98.4	$91.0	8.1%	$295.4	$268.5	10.0%

*	We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, and the impact of equity-based compensation (which contains restricted stock and performance stock units granted after June 30, 2006, and stock options), and the goodwill impairment charge.

Broadband

Revenue

Revenue from the Broadband segment was $205.9 million in the third quarter of 2009, compared with $259.3 million in the prior-year quarter. For the first nine months of 2009, Broadband segment revenue was $594.4 million, compared with $692.9 million in the first nine months of 2008. In both periods, increased revenue from data products was offset by lower managed access and access revenue.

Data product revenue was $81.9 million in the third quarter of 2009, up 21.2% from $67.6 million in the third quarter of 2008. On a nine-month basis, data revenue was $251.5 million, up 61.7% from $155.5 million in the comparable period of 2008. In both periods, revenue benefited from the continuing rollout of our next-generation wireless backhaul solutions in multiple geographies.

Managed access revenue was $37.9 million in the third quarter of 2009, compared with $78.5 million in the third quarter of 2008. For the first nine months of 2009, managed access revenue totaled $124.2 million, compared with $220.7 million in the comparable period of 2008. Revenue from both the Tellabs® 8100 managed access system and the Tellabs® 6300 SDH transport system declined in both periods as we saw weakness in Europe and Latin America and customers continued to migrate to our data products.

Access revenue was $86.1 million in the third quarter of 2009, compared with $113.2 million in the third quarter of 2008. For the first nine months of 2009, access revenue totaled $218.7 million, compared with $316.7 million in the comparable period of 2008. Access revenue declined year-over-year, as several key customers transitioned to alternate network architectures, and will likely continue to decline.

Segment Profit

Broadband segment profit was $49.6 million in the third quarter of 2009, up 2.3% from $48.5 million in the third quarter of 2008. For the first nine months of 2009, Broadband segment profit was $141.3 million, up 76.0% from $80.3 million in the comparable period of 2008. The increase in segment profit in the nine month period was driven by higher data revenue, profitability improvements on access products and lower research and development costs.

Transport

Revenue

Revenue from the Transport segment was $127.9 million in the third quarter of 2009, up 16.8% from $109.5 million in the third quarter of 2008. For the first nine months of 2009, Transport revenue was $376.4 million, compared with $456.1 million in the comparable period of 2008. The increase in revenue for the three-month period was driven by increased sales of optical networking systems, compared with the year-ago period. The decrease in revenue for the nine-month period was primarily related to lower sales across the segment.

Segment Profit

Transport segment profit was $28.8 million in the third quarter of 2009, compared with $21.7 million in the third quarter of 2008. Segment profit for the first nine months of 2009 was $94.9 million, compared with $131.7 million for the first nine months of 2008. The increase in segment profit for the three-month period was driven by higher sales of optical networking systems. In the nine-month period, segment profit declined as a result of lower digital cross-connect revenue.

Services

Revenue

Revenue from the Services segment was $55.5 million for the third quarter of 2009, compared with $55.3 million in the third quarter of 2008. On a nine-month basis, revenue from the Services segment was $165.6 million in 2009, compared with $171.7 million in 2008. The decline in the nine-month period is primarily due to a lower level of deployment services revenue, resulting from lower product revenue, partially offset by an increase in professional services revenue.

Segment Profit

Services segment profit was $20.0 million for the third quarter of 2009, compared with $20.8 million in the third quarter of 2008. For the first nine months of 2009, Services segment profit was $59.2 million, compared with $56.5 million in the comparable period of 2008. In the nine-month period, services segment profit increased primarily due to a decline in lower profit deployment services revenue.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained cash, cash equivalents and marketable securities of $1,254.7 million as of October 2, 2009, which increased by $12.0 million during the quarter and $102.6 million since year-end 2008. Cash generated from operating activities during the quarter amounted to $66.0 million. The increase in cash, cash equivalents and marketable securities for the first nine months of 2009 is the result of $174.0 million in cash generated from operating activities, partially offset by cash used to repurchase common stock and for normal capital expenditures.

On August 6, 2009, our Board of Directors directed management to actively repurchase up to $200 million of common stock over the following four quarters under the November 2007 authorized program. During the third quarter and first nine months of 2009, we repurchased a total of 9.5 million shares of common stock at a cost of approximately $62 million. We provide no assurance as to the amount of repurchases to be made or the actual purchase prices.

The majority of our investments are backed by governments or government agencies. We believe that all investments are highly liquid instruments. We may rebalance the portfolio from time to time, which may affect the duration, credit structure and future income of investments.

Based on historical performance and current forecasts, we believe the company’s cash, cash equivalents and marketable securities will satisfy working capital needs, capital expenditures and other liquidity requirements related to existing operations for the next 12 months. Future available sources of working capital, including cash, cash equivalents, and marketable securities, cash generated from future operations, short-term or long-term financing, equity offerings or any combination of these sources, should allow us to meet long-term liquidity needs. Current policy is to use cash, cash equivalents and marketable securities to fund business operations, to expand business, potentially through acquisitions, or to repurchase common stock.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no material changes in our critical accounting policies during the quarter.

Outlook for Fourth Quarter

We expect fourth quarter 2009 revenue to be flat, plus or minus three percent compared with the third quarter of 2009. We expect gross margin for the fourth quarter to be 43%, plus or minus one or two points, depending on product mix. We expect fourth quarter 2009 operating expenses, excluding restructuring charges, to be flat to slightly below third quarter of 2009 levels.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q, including the statements under the caption “Outlook for Fourth Quarter”, contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on current and available information at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “project,” “intend,” “likely,” “will,” “should,” “could,” “may,” “foreseeable,” “would” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: overall negative economic conditions generally and disruptions in credit and capital markets, including specific impacts of these conditions on the telecommunications industry; financial condition of telecommunications service providers, equipment vendors and contract manufacturers, including any impact of bankruptcies; the impact of customer and vendor consolidation; successful expansion into adjacent markets with new and existing products and platforms; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; initiatives to improve profitability that may have financial consequences, including further restructuring charges and the ability to realize anticipated savings under such cost-reduction initiatives; exiting businesses and product areas; impairment charges and other cost cutting initiatives and related charges and costs; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies; charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of this filing and Item 1A of our most recently filed Form 10-K and Form 10-Q. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors are advised not to rely on these forward-looking statements when making investment decisions. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the risk factors, financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended January 2, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of October 2, 2009, there were no material changes to our market risks disclosure, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended January 2, 2009.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as of October 2, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

On June 28, 2006, the Court consolidated all three actions and on August 14, 2006, plaintiffs filed a consolidated class action complaint. On September 15, 2006, defendants filed a Motion to Dismiss, or in the Alternative, for Summary Judgment seeking the dismissal with prejudice of all claims in the consolidated amended class action complaint. On February 13, 2007, the court denied defendants’ motion and on April 17, 2007, denied Tellabs’ motion for leave to certify an issue for interlocutory appeal to the United States Federal Court of Appeal for the Seventh Circuit. Plaintiffs moved to certify a class, discovery was conducted to determine the propriety of class certification, and Tellabs opposed class certification. On September 20, 2007, the court granted plaintiff’s motion to certify a class. The trial started on April 13, 2009, and ended on May 8, 2009. On June 1, 2009, the court entered judgment in favor of Tellabs on all claims. The Plaintiffs filed a notice of appeal on July 1, 2009. The case was dismissed by the United States Federal Court of Appeal for the Seventh Circuit upon an Agreed Motion for Voluntary Dismissal on September 11, 2009.

QPSX Developments 5 Pty Ltd. v. Ciena Corporation et al. On October 1, 2007, Tellabs was served with a complaint filed in the United States District Court for the Eastern District of Texas against Tellabs and several other companies in a case captioned QPSX Developments 5 Pty Ltd. v. Ciena Corporation et al., Civil Action No. 2:07-cv-118. The complaint alleges infringement of U.S. Patent No. 5,689,499, and seeks unspecified damages including enhanced damages, as well as interest, costs, attorney fees and other remedies including injunctive relief. On November 21, 2007, Tellabs filed its answer, defenses and counterclaims in response to the complaint. A date for jury selection for trial had been set for November 1, 2010. A non-material financial settlement recently reached between QPSX and Tellabs resulted in a dismissal of Tellabs from the QPSX litigation on September 1, 2009.

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 6,487,686, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On March 21, 2008, Tellabs filed its answer, defenses and counterclaims in response to the complaint. A trial date had been set for May 10, 2010, in the Eastern District of Texas, however on July 7, 2009, the court granted Tellabs’ motion to transfer and issued an order transferring the action to the United States District Court for the Northern District of Illinois. On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action instituted by Tellabs against Fujitsu in the Northern District of Illinois. A trial date has not yet been set for the transferred action. We believe that we have valid defenses to the lawsuit.

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

Telcordia Technologies Inc. v. Tellabs, Inc. On May 4, 2009, Telcordia Technologies, Inc. filed a complaint against Tellabs in the United States District Court for the District of New Jersey in a case captioned Telcordia Technologies Inc. v. Tellabs, Inc., Civil Action No. 2:09-cv-02089. The complaint alleges infringement of U.S. Patent Nos. 4,893,306, 4,835,763 and Re. 36,633, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On July 27, 2009, Telcordia filed a first amended complaint adding Tellabs Operations, Inc. and Tellabs North America, Inc. as additional defendants. On September 1, 2009, the Tellabs defendants filed answers, defenses and counterclaims in response to the first amended complaint. We believe that we have valid defenses to the lawsuit.

Apart from the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Based on our historical experience for these types of litigation, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2009 and our Quarterly Report on Form 10-Q for the quarter ended July 3, 2009. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. The risks described in our Annual Report and Quarterly Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no other material changes to the risk factors included in our Annual Report and Quarterly Report for the quarter ended July 3, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) [1]
1/3/09 through 2/6/09	425	$4.14	425	$477.1
2/7/09 through 3/6/09	—	—	—	$477.1
3/7/09 through 4/3/09	3,597	$4.19	3,597	$477.1
4/4/09 through 5/8/09	2,655	$4.76	2,655	$477.1
5/9/09 through 6/5/09	—	—	—	$477.1
6/6/09 through 7/3/09	1,111	$5.76	1,111	$477.1
7/4/09 through 8/7/09	405	$5.73	405	$477.1
8/8/09 through 9/4/09	9,285,477	$6.51	9,285,477	$416.9
9/5/09 through 10/2/09	166,381	$6.89	166,381	$416.9

Total	9,460,051	$6.52	9,460,051

[1]

The amounts in this column represent the remaining amounts under the current $600 million program described below. The Rule 10b5-1 repurchase program described below does not have a repurchase amount limit; therefore, it is not included in the remaining value of shares.

On January 29, 2009, our Board of Directors authorized a one-year extension of the purchase of our outstanding stock under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of October 2, 2009, we purchased 7.5 million shares of our common stock under this program since February 2006, at a total cost of $93.1 million, including a total of $1.4 million (0.2 million shares) in the third quarter and the first nine months of 2009.

In November 2007, our Board of Directors authorized a repurchase program of up to $600 million of our outstanding common stock. On August 6, 2009, our Board of Directors directed management to actively repurchase up to $200 million of common stock over the next four quarters under the November 2007 authorized program. As of October 2, 2009, we purchased 29.0 million shares of our common stock under this program at a total cost of $183.1 million, including $60.2 million (9.3 million shares) in the third quarter of 2009, leaving $416.9 million available to be purchased under this program. We may repurchase shares under the authorized open market program periodically during open trading windows when we do not possess material non-public information. We provide no assurance as to the amount of repurchases to be made or the actual purchase prices.

In addition, in the third quarter of 2009, we purchased 0.1 million shares for $0.9 million to cover withholding taxes on shares issued under employee stock plans and in the first nine months of 2009, we purchased 0.3 million shares for $1.9 million under this program.

We record repurchased shares as Treasury stock.

Item 6. Exhibits

(A) Exhibits

10.48	Amendment to Tellabs 401(k) Plan

11	Computation of Per Share Earnings

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.
(Registrant)

/s/ Thomas P. Minichiello
Thomas P. Minichiello
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer and duly authorized officer)

November 10, 2009
(Date)