Form 10-K
period 2010-01-01
TELLABS INC
filed 2010-03-01
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2010

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

Common stock, $0.01 par value

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed as of July 3, 2009, was $2,000,948,796. (Solely for the purpose of calculating the preceding amount, all directors and executive officers of the Registrant are deemed to be affiliates.)

As of February 12, 2010, there were 384,361,574 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended January 1, 2010, are incorporated by reference into Parts I and II, and portions of the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on April 29, 2010, are incorporated by reference into Part III.

TELLABS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JANUARY 1, 2010

PART I

ITEM 1.	BUSINESS

Note: A glossary of industry and technical terms used in this Form 10-K appears at the end of this Item 1.

Tellabs, Inc. was incorporated in 1975 as an Illinois corporation. In 1992, our shareholders approved the formation of a holding company structure. Under that new structure the shareholders of Tellabs, Inc., an Illinois corporation, became the shareholders of a new holding company, Tellabs, Inc., a Delaware corporation. Tellabs’ goal is to enrich people’s lives by innovating the way the world connects. We work toward that goal by designing and marketing equipment and services to communications-services providers worldwide.

On December 1, 2009, we acquired WiChorus, Inc. (WiChorus), a supplier of industry-leading infrastructure products for the mobile Internet. This acquisition will enable us to quickly enter a large and fast growing market with a purpose-built 4G, LTE, and WiMax mobile-network solution that can be used in today’s 3G networks and complements our IP mobile backhaul portfolio.

In November 2004, we acquired Advanced Fibre Communications, Inc. (AFC) of Petaluma, California, a leading supplier in North America of “last-mile access” products. We deliver residential voice, data and video services over fiber-optic networks. In addition, in December 2004, we acquired Vinci Systems, Inc. (Vinci), a privately held developer of customer-premises equipment used for fiber access. This acquisition accelerated our ability to deliver cost-reduced and feature-enhanced components of the solution we acquired with AFC. Beginning in 2008, we reduced our investment in this residential access business and focused on more profitable opportunities in mobile, optical and business markets.

Our products and services enable our customers to deliver wireline and wireless voice, data and video services to business and residential customers. We sell our products domestically and internationally through our field sales force and distributors/partners. Our customers are primarily communication services providers, including local exchange carriers (LECs); global wireline and wireless service providers, multiple system operators (MSOs), and competitive service providers (CSPs). Our customer base also includes distributors, original equipment manufacturers (OEMs), system integrators and government agencies.

While we market our products under a variety of solution names, we run our business and report operating results in three segments: Broadband, Transport and Services.

Within the Broadband segment, we market our products in three areas: data, access and managed access.

Data products include next generation packet-switched products that enable wireline and wireless carriers to deliver business services and next-generation mobile voice and Internet services to their customers. Data products include the Tellabs® 8600 managed edge system, the Tellabs® 8800 multiservice router (MSR) series and the Tellabs® SmartCore™ 9100 platform.

•

The Tellabs 8600 system is an aggregation platform for next-generation wireless providers. It provides a cost-efficient way to migrate from 2G to 3G and 4G networks by using pseudowire technology to manage TDM, frame relay, ATM, Ethernet and IP traffic in a single device. It is ideal for current customers of the Tellabs® 6300 and the Tellabs® 8100 managed access systems because it fully integrates with those platforms under the Tellabs® 8000 network manager.

•

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

•

The Tellabs SmartCore™ 9100 platform is a mobile core gateway designed for the new generation of 4G mobile networks. This platform addresses High-Speed Packet Access (HSPA) and Evolved HSPA (HSPA+), WiMAX and Long Term Evolution (LTE) mobile packet core needs. In addition, the platform can be used in today’s 3G networks to provide a smooth migration path to 4G. Content inspection capabilities and ample resources for state information enable Quality of Service (QoS) support, policy enforcement and billing for large numbers of subscribers. The platform enables the wireless carrier to create new revenue-generating services by delivering personalized content to mobile users.

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

•

The Tellabs 1000 series can be configured as a digital loop carrier (DLC), a digital subscriber line access multiplexer (DSLAM), a fiber-to-the-premise (FTTP), optical line terminal (OLT) for broadband passive optical networks (BPON), or a voice gateway for voice over Internet protocol (VoIP).

•

The Tellabs 1100 series can be configured as DLC, DSLAM, and FTTP OLT for gigabit passive optical networks (GPON), as well as for fiber-to-the-curb (FTTC), or fiber-to-the-node (FTTN) network architectures. In addition, this platform can be used to deliver enterprise GPON services such as fiber-to-the-desktop (FTTD).

•

The Tellabs 1600 series of ONTs consists of remote devices installed at user locations (i.e., single-family homes, multi-dwelling units, and small businesses) in both BPON and GPON FTTP and FTTD network architectures.

Managed access includes aggregation and transport products that deliver wireless and business services primarily outside of the United States. Voice-over-cable products, used to deliver voice and data services over cable television networks, also are included in this segment. Managed access products include the Tellabs 6300 managed transport system, the Tellabs 8000 network manager and the Tellabs 8100 managed access system.

•	The Tellabs 6300 system is a packet optical transport and access platform that serves wireline and wireless operators primarily outside of North America.

•	The Tellabs 8100 managed access system is used outside of North America in business service and wireless networks.

•

The Tellabs 8000 network manager provides full network management across a wide range of Tellabs products. The Tellabs 8000 manager fully supports the Tellabs® 3700 multimedia controller, Tellabs® 5500 digital cross-connect, Tellabs® 5320 L/S digital cross-connect, Tellabs 6300 managed transport system, Tellabs® 7100 optical transport system, Tellabs® 7300 metro Ethernet switching series, Tellabs 8100 managed access system, Tellabs 8600 managed edge system, and Tellabs 8800 multiservice router series. The network manager offers end-to-end management for 2G and 3G mobile backhaul applications, carrier-class Internet, virtual private network (VPN) and extranet services for corporate customers, business broadband Internet access and corporate voice services.

The Transport segment includes solutions that enable service providers to transport services and manage bandwidth by adding capacity when and where it’s needed. Wireline and wireless providers use these to support wireless services, business services for enterprises, and triple-play voice, video and data services for consumers. Products include the Tellabs® 3000 voice-quality enhancement products, the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 7100 optical transport system and the Tellabs® 7300 metro Ethernet switching series.

•

The Tellabs 3000 series enables service providers to improve voice quality and ensure calls are echo-free. Wireless operators have directly attributed revenue accretion and customer retention to this higher quality service.

•

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

•

The Tellabs 7100 optical transport system enables service providers to deliver high-speed wavelength services and alleviate bandwidth bottlenecks. The Tellabs 7100 system integrates optical and electrical transport via wavelength selective switches (WSS), ROADM (reconfigurable optical add-drop multiplexing), Ethernet switching, next-generation SONET/SDH MSPPs (multiservice provisioning platforms) and DWDM (dense wave-division multiplexing) into a single platform. It decreases capital and operating expenses by eliminating network elements and reducing equipment interconnections. The Tellabs 7300 metro Ethernet switching series extends a Tellabs 7100 or Tellabs 8000 network solution to the customer’s premises for any size application. The Tellabs 7300 series offers a portfolio of Ethernet switching products that address service management, provisioning, monitoring and troubleshooting.

The Services segment delivers deployment, training, support and network design/consulting services to Tellabs’ customers. Through these offerings, Tellabs supports our customers through all phases of running a network: planning, building and operating.

•	Services in the planning phase include network architecture and design, network and applications planning, network management design, migration planning and others.

•	Building services include applications integration, program and project management, installation, testing, network integration, third-party systems integration and others.

•

Once networks are deployed, Tellabs offers a variety of operating services including network optimization, onsite engineering, network monitoring, remote and onsite support, capacity management, training and others.

COMPETITION

We sell our products and services in global markets where competition is intense. Our customers base their purchasing decisions on multiple factors including: product features, performance, price, total cost of ownership, quality, reliability, capacity, and customer service. Breadth of product line, customer-oriented planning and delivery, emerging technology, vendor financial stability and relationships, incumbency and responsiveness to their needs are also factored into these decisions.

Tellabs’ competition comes primarily from telecommunications and data networking infrastructure vendors. These vendors include large and small companies that compete directly or indirectly with our offerings.

SALES ORGANIZATION

Our sales organization includes direct sales personnel and sales support personnel around the world. In North America (United States and Canada), the sales organization is structured by customer type, e.g., Local Exchange Carriers (LECs), Wireless Operators, Multiple Services Operators (MSOs), Competitive Service Providers (CSPs), etc. Outside North America, the sales organization is structured on a regional basis: Latin America (Mexico, Central and South America, and the Caribbean), EMEA (Europe, Middle East and Africa) and Asia Pacific (Australia, the Far East, and the Indian Sub-continent).

Our direct sales force accounts for the majority of sales. In North America, our products and services are also sold through value-added resellers and distributors. Outside North America, we have business relationships with independent sales representatives and distributors, as well as other public and private network providers that distribute products. Some of our distributors provide information on our products through their catalogs and through trade-show demonstrations. Our field sales force also provides technical support to distributors. Direct sales organizations and selected distributors generated the following 2009 revenue:

	Direct Sales	Distributors
North America	97%	3%
Outside North America	54%	46%
Consolidated	82%	18%

CUSTOMERS

Traditional telecommunications service providers are our historical customer base and continue to represent the largest contributors to our revenue. Tellabs has relationships with major wireless and wireline carriers and broadband service providers around the world. We serve 43 of the world’s top 50 providers. We deliver the technology that enables our customers to offer new products and services and reduce their operating expenses. We see opportunities in growing markets, including: mobile, optical and business, as well as professional services.

Revenue from customers within North America was 66% of consolidated revenue in 2009, compared with 68% in 2008 and 74% in 2007. Revenue from customers outside North America was 34% of consolidated revenue in 2009, compared with 32% in 2008 and 26% in 2007.

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

We had two customers in 2009 who contributed more than ten percent of our revenue. Revenue from Verizon (including Verizon Wireless) was 30% of consolidated revenue in 2009, compared with 33% in 2008 and 37% in 2007. Revenue from AT&T (including the former BellSouth and Cingular) was 21% of consolidated revenue in 2009 and 16% in 2008 and 2007. No other customer in 2009, 2008, or 2007 accounted for more than 10% of consolidated revenue.

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

Verizon. We supply Verizon and its affiliated companies products and services under several agreements, including agreements with companies acquired by Verizon. We provide the following products from our Transport segment: Tellabs 3000 Voice-Quality Enhancement Systems, Tellabs 5500 Digital Cross Connect products and Tellabs 7100 Optical Transport Systems. In the Broadband segment we provide Verizon with the Tellabs 1600 Optical Network Terminal Series, Tellabs 1000 Multiservice Access Platform and the Tellabs 8800 Multiservice Router products. Verizon also procures engineering, furnishing and installation (EF&I) and support services from our Services segment. These products and services are provided under various supply agreements. These supply agreements are with multiple Verizon entities and may include separate products and services or a combination of products and services. The supply agreements also may relate to products in one segment or across multiple segments of our business. These agreements have different expiration dates. The earliest expiration date is June 30, 2010, and the latest expiration date is December 15, 2013. All of these agreements can be extended by written agreement of the parties.

AT&T. We supply AT&T and its affiliated companies products and services under several agreements, including agreements with companies acquired by AT&T. We provide the following products from our Transport segment: Tellabs 5500 Digital Cross Connect products and the Tellabs 7100 Optical Transport Systems. In the Broadband segment we provide AT&T with the Tellabs 1000 Multiservice Access Platform, Tellabs 1100 Multiservice Access Platform, the Tellabs 8600 Managed Edge System and the Tellabs 8800 Multiservice Router products. AT&T procures support services and professional services from our Services segment. These products and services are provided under various agreements. These supply agreements are with multiple AT&T entities and may include separate products and services or a combination of products and services. The supply agreements also may relate to products in one segment or across multiple segments of our business. These agreements have different expiration dates. The earliest expiration date is May 1, 2010, and the latest expiration date is March 18, 2014. All of these agreements can be extended by written agreement of the parties.

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

BACKLOG

Total product and service backlog was $383 million at January 1, 2010, and $322 million at January 2, 2009. Backlog is defined as revenue to be recognized on confirmed product and service orders. We expect to ship nearly the entire January 1, 2010, backlog in 2010. We consider backlog to be an indicator, but not the sole predictor, of future revenue.

RESEARCH AND DEVELOPMENT

Tellabs believes the development of new products and enhancement of existing products is vital to our long-term success. As of January 1, 2010, research and development employees totaled 1,278, representing 39% of our total workforce. We conduct research and development at several facilities around the world. In addition to our internal efforts to develop new products, we undertake research and development and product-oriented acquisitions and alliances, from time to time. These alliances provide us access to technology and innovations that we believe will be important to our customers. Research and development expenses were $268.7 million in 2009, compared with $305.2 million in 2008 and $343.1 million in 2007.

MANUFACTURING

We outsource the manufacturing of our products to contract manufacturers. Tellabs’ strategy is to use two primary contract manufacturers, although we do have written agreements with other contract manufacturers. We are active in the order, configuration and system assembly operations for our products.

The current concentration of our contract manufacturers is not dependent upon a limited number of suppliers capable of producing our products, but rather the result of a strategic initiative. Consolidating contract manufacturers is a common business model followed in our industry in order to improve production efficiency and innovation resulting from close working relationships with a few key suppliers. Our largest contract manufacturers in 2009 were Jabil and Flextronics; however, we also used Sanmina-SCI Corporation, AsteelFlash and BreconRidge to supplement the two main contract manufacturers. The facilities owned and operated by these contract manufacturers for the production of our products are located in Mexico, Canada, Malaysia, China and the United States. Tellabs can switch production between contract manufacturers without significant impact on production.

Our agreements with contract manufacturers are evergreen or self-renewing and include at least a six-month termination clause in order to minimize the business impact to either party. Tellabs provides a 12-month non-binding rolling forecast. The contract manufacturers procure parts according to production strategy and piece part lead times. Production strategies range from build to forecast, build to order, and replenish to stated inventory levels. The build strategies expose Tellabs to the risk that our customers will not order those products for which we have forecast sales, or will purchase less than we have forecast. As a result, we may incur carrying charges or obsolete material charges for components purchased by our contract manufacturers. We work closely with our contract manufacturers to manage material, quality, cost and delivery times, and we continually evaluate their services to ensure performance on a reliable and cost-effective basis. Each contract manufacturer provides Tellabs with a minimum six-month product warranty.

We require our contract manufacturers to handle and dispose of any hazardous waste material from our manufacturing activities in compliance with all applicable laws and regulations. We perform periodic audits and inspections of our contract manufacturers to verify compliance. The additional cost of complying with environmental regulations has not had a material impact on capital expenditures, earnings or our competitive position.

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

EMPLOYEES

At January 1, 2010, we had 3,295 employees. We employed 1,278 individuals in research and product development; 1,254 in the sales, sales support, customer service and marketing areas; and 763 in support activities. We consider our employee relations to be good. We are not a party to collective bargaining agreements.

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

We hold numerous U.S. and foreign patents, and we have numerous applications for patents pending in the United States and abroad, respectively. Our patents expire at various dates between April 2010 and March 2028, with approximately half of our patents expiring after 2019. We are not substantially dependent on any single patent. We maintain an active program that seeks to legally protect, through patents, various developments and innovations. There is no assurance, however, that we will be able to obtain or maintain each patent that we pursue. We also cannot predict whether patents that we obtain will necessarily provide us with any competitive advantage or whether such patents will be challenged by third parties. Beyond patents, we rely on copyright, trade secret and other mechanisms designed to help establish, secure, maintain and protect our intellectual property.

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

BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

We are reporting operating results for three segments: Broadband, Transport and Services. Information on revenue by segment, revenue by country and net long-lived assets by country for the fiscal years ended January 1, 2010, January 2, 2009, and December 28, 2007, is set forth in the footnotes to our consolidated financial statements in our 2009 Annual Report, included herein as Exhibit 13, and incorporated herein by reference.

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

ANSI (American National Standards Institute) — A private non-profit organization that oversees the development of standards for products, services, processes and personnel in the United States.

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

Cloud Computing — A process that involves delivering hosted or virtualized services over the Internet.

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

DWDM (Dense Wavelength Division Multiplexing) — A way to increase the capacity of optical fiber by carrying multiple wavelengths or colors of light, rather than only one color.

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

Gateway — A network device that acts as an entrance to another network and performs functions including signaling control, QoS and security.

FTTC, FTTN, FTTP, FTTD (Fiber to the Curb, Fiber to the Node, Fiber to the Premises, Fiber to the Desktop) — Fiber-optic cable extended directly to homes or neighborhoods to deliver broadband communication services, including voice, data and video.

GPON — Gigabit passive optical network, the next generation of fiber-access systems, which delivers four times more bandwidth than BPON.

HSPA+ (Evolved High-Speed Packet Access) — A 3G wireless broadband standard.

Internet — The world’s largest decentralized network of computers and network servers.

IP (Internet Protocol) — Rules that enable cooperating computers to share information across a network.

LAN (Local-Area Network) — A computer or data network that covers a small physical area, like a home, office, or small group of buildings.

LTE (Long Term Evolution) —The next generation of mobile communications services with improved performance and faster speeds.

Managed Access — An access and transport system that simplifies end-to-end management of mobile transport and business services.

Mobile — Wireless communications networks that use radio frequencies rather than cables.

Mobile Backhaul — A process of aggregating and transmitting mobile traffic from remote sites to a main transmission network.

Mobile Packet Core — The signaling and gateway core infrastructure in a mobile network for 3G and 4G networks.

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

Offloading — A process of transferring data or bypassing non-required network elements to reduce costs.

OLT (Optical Line Terminal) — A device that terminates a fiber-access network in a service provider’s central office.

Optical Network — A communication system using fiber optics as the means for carrying information between equipment.

ONT (Optical Network Terminal) — A device that connects a fiber-access network to a home or business to deliver voice, data and video services.

Optical Transport — A technology that transmits communications traffic in the form of laser light over fiber-optic cable.

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

Router — A device that sends internet protocol (IP) traffic, or packets, to specific destinations.

SDH (Synchronous Digital Hierarchy) — Transport format for transmitting high-speed digital information over fiber-optic facilities outside of North America, comparable to SONET.

Smartphone — A mobile device that integrates the functionality of a mobile phone, personal digital assistant or other information appliance, often with personal computer functionality.

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

WiMax — A technology that provides wireless transmission of data for both point-to-point and mobile applications.

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

The global economy is currently undergoing a period of unprecedented volatility, which has affected the demand for equipment, services and supplies. A further decline or prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition and exacerbate the other risk factors related to our business. Possible effects of current and future adverse economic conditions on our business include: decrease in purchases or usage of our products, services and supplies by consumers and business customers if increased unemployment leads to lower utilization of telecommunications and internet services. Our customers or channel partners may stop or decrease purchasing due to their efforts to reduce inventory and conserve cash and/or their inability to obtain financing. We may also experience disruptions in our business due to our inability to obtain equipment, parts and supplies from our suppliers – and our suppliers from their suppliers – if marginal supply businesses fail; collection delinquencies due to insolvency of our customers or shortage of cash to support their businesses; and decrease in our ability to hedge currency exposures due to higher hedging costs because of extreme volatility of exchange rates. In addition, a prolonged economic downturn could impact the viability of our current vision and strategy. If our strategy is not re-evaluated in a timely fashion our future growth and operating results could be adversely impacted. To the extent we are not able to continue to generate ample cash from operations, it may also adversely impact our ability to invest in the growth of our business, repurchase shares or pay dividends.

We are exposed to fluctuations in the market values of our investments and in interest rates; impairment of our investments could have a material effect on our financial statements.

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. If the fair value declines, we may recognize the decline in earnings below the cost basis when the decline is judged to be other-than-temporary. In addition, certain of our investments are subject to general credit, liquidity, interest rate and market risks. Fluctuating interest rates can add significant variability to interest income. Market risks associated with our investment portfolio may have an adverse effect on our liquidity, financial condition and results of operations. For information regarding the sensitivity of and risks associated with the market value of investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this report and in our 2009 Annual Report, included herein as Exhibit 13.

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

Communications companies face evolving industry standards, changing market conditions, and frequent introductions of new or enhanced products and services. The introduction of new products and technologies or the adoption of new industry standards can quickly make existing products or products under development obsolete or unmarketable. To grow and remain competitive, we must adapt to these changing technologies and industry standards, enhance our existing solutions and introduce new solutions to address our customers’ changing demands. If our development strategy does not align with our portfolio vision and customer expectations, it could negatively impact our investment in research and development.

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

We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new products. Also, failure to designate appropriate resources to develop new products could negatively impact our time to market. These new products and product enhancements must meet the requirements of current and prospective customers and achieve significant market acceptance.

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

We made and will continue to make significant investments in new products. If we do not achieve a balance between declining sales of mature products and increased sales and margins on new products there could be an adverse impact on our operating results. These new products are early in their life cycles and are subject to uncertain market demand. They also may face obstacles in manufacturing, deployment and competitive response. Customers may not invest the additional capital required for initial system deployment. Additionally, as customers complete infrastructure deployments, they may require greater levels of service, support and financing than we provided in the past. We cannot ensure that we can provide products, services, support and financing to effectively compete for these market opportunities. We may also be delayed in recognizing revenue related to our new products and related services and may be required to recognize costs and expenses for such products before we can recognize the related revenue. Such uncertainty and delay could have a material adverse effect on our business, financial condition, operating results and prospects.

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

Due to our dependence on a large portion of our revenue from a limited number of customers, our bargaining power with respect to prices and contractual terms is often limited. Therefore, we could be, and in some cases have been, required to grant pricing or other concessions to obtain new business or maintain existing business and the resulting pricing may not be sustainable. Such a situation may negatively affect our operating results.

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

Our success depends largely on our ability to attract, develop and retain highly skilled technical, managerial, sales and marketing personnel. Competition for these personnel is intense and we may fail to retain or attract key personnel if we do not provide them with the proper vision, leadership and growth opportunities. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet our strategic goals and remain competitive as a technology company.

We may not realize expected benefits from restructuring initiatives.

In the past, we have restructured our business and reduced our workforce in response to industry and market conditions. In light of the rapidly changing market for communications equipment, we may have to restructure in the future to achieve certain cost savings and to strategically realign our resources. As we further restructure our business or reduce our workforce, we may be required to record additional liabilities. We cannot predict whether we will realize expected synergies and improved operating performance as a result of any current or future restructuring and streamlining of operations. We also cannot predict whether any restructuring and streamlining of operations will adversely affect our ability to retain key employees, which, in turn, would adversely affect our operating results. Further, in the event the market fluctuates up or down, we may not have the appropriate level of resources and personnel to appropriately react to the change. If we cannot effectively reduce our cost structure while continuing to invest in growth opportunities, we may fail to meet strategic and market expectations, which could have an adverse effect on our operating results and share price.

We operate in a highly competitive industry.

Our products and services continue to face competitive pressures. Our success in competing with other communications equipment providers will depend primarily on the following:

•	the price, quality and reliability of our products;

•	our engineering, manufacturing and marketing skills;

•	our ability to offer solutions and compete with providers providing end-to-end solutions;

•	our delivery and service capabilities;

•	our control of operating expenses and management of assets;

•	overall financial strength and stability; and

•	our ability to integrate acquired businesses effectively.

We also may face more intense competition in certain markets. Pricing pressures could increase from current and future competitors and customers. Many current competitors have, and future competitors also may have, more engineering, manufacturing, marketing, and financial and personnel resources available to them, may have better access to such resources and may be better able to attract and retain highly qualified personnel. Consolidation among communications equipment providers as well as entrants into the communications equipment market also may affect competition. As a result, other providers may respond more quickly to new or emerging technologies and changes in customer requirements and be able to offer a wider range of products and services, separately, bundled together or as end-to-end solutions. In addition, technological change, the increasing addition of Internet, data, video, voice and other services to networks, the possibility of regulatory changes and industry consolidation will likely continue to cause rapid evolution in the competitive environment. The full scope and nature of these changes are difficult to predict. Increased competition, particularly from Asia-based competitors, could lead to price cuts, reduced gross margins and loss of market share, which may adversely affect our business, operating results and financial condition.

Conditions in international markets will affect our operations.

Sales outside of North America generated 34% of our revenue in 2009 and 32% in 2008. Due to our international sales and our international operations and research and development organizations, we are subject to the risks of conducting business internationally. These risks include:

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

The development and production of new products with high technology content often involves problems with components and manufacturing methods. If significant problems in reliability, quality or network monitoring develop, including those due to defects in product, a number of negative effects on our business could result, including:

•	costs to fix defects;

•	high service and warranty expenses;

•	payment of liquidated damages for performance failures;

•	high inventory obsolescence expense;

•	high levels of product returns;

•	delays or interruptions in product turn-up;

•	delays in collecting accounts receivable;

•	reduced orders from existing customers; and

•	declining interest from potential customers.

We may be unable to identify or complete strategic acquisitions, investments and dispositions.

Our long-term growth strategy includes building value for the company through a variety of methods. These methods may include acquisition of, investment in, or joint ventures in, adjacent or complementary businesses, products, services or technologies and potential divestitures of certain portions of our business. We cannot assure that we will be able to identify suitable third parties for these transactions. If we are unable to identify suitable third parties for strategic transactions we may not be able to capitalize on market opportunities with existing and new customers, which could inhibit our ability to gain market share. Even if we identify suitable third parties to participate in these transactions, we cannot assure that we will be able to make them on commercially acceptable terms, if at all. If we acquire a company, it may be difficult to assimilate its businesses, products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and ability to compete and gain market share. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders. We also may need to make further investments to support the acquired company and may have difficulty identifying and acquiring appropriate resources. If we divest or otherwise exit certain portions of our business, we may be required to record additional expenses, for items such as workforce reduction costs, closure of excess facilities and excess inventory write-offs. Furthermore, estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change as a result of such disposition.

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

Our corporate headquarters is located in Naperville, Illinois, approximately 35 miles west of Chicago. During 2009, we operated 49 facilities globally, totaling 1.3 million square feet to support:

•	Research and development: 628,000 square feet, of which 58% was used by the Broadband segment and 42% was used by the Transport segment.

•	Sales and services: 291,000 square feet.

•	Operations: 211,000 square feet.

•	Corporate and administration: 173,000 square feet.

We own approximately 0.9 million square feet of the total, which includes our headquarters facility and four facilities in Espoo, Finland. We lease facilities in 33 countries that total approximately 0.4 million square feet, including 8 facilities in North America; 19 facilities in Europe, Middle East and Africa; 14 facilities in the Asia Pacific region; and 3 facilities in Latin America.

Our leases included 195,000 square feet in North America; 75,000 square feet in Europe, Middle East and Africa; 51,000 square feet in Asia Pacific; and 12,199 square feet in Latin America.

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

Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications Inc. On June 11, 2008, Tellabs Operations, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against Fujitsu Limited and Fujitsu Network Communications, Inc. in a case captioned Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications, Inc. Civil Action No. 1:08-cv-3379. The complaint alleges infringement of Tellabs Operations, Inc.’s U.S. Patent No. 7,369,772, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 5, 2008, each of Fujitsu Limited and Fujitsu Network Communications, Inc. served its answer, defenses and counterclaims in response to the complaint. Fujitsu Limited also brought counterclaims against Tellabs, Inc. and Tellabs Operations, Inc. alleging infringement of U.S. Patent Nos. 5,533,006 and 7,227,681, seeking unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 22, 2008, Tellabs Operations, Inc. filed its answer to the counterclaims of Fujitsu Network Communications, Inc., and also filed its counterclaims and reply to counterclaims of Fujitsu Limited. On that same date, Tellabs, Inc. filed its answer and counterclaims against Fujitsu Limited. A trial date has not yet been set in the case. We believe that we have valid defenses to Fujitsu’s counterclaims.

Telcordia Technologies Inc. v. Tellabs, Inc. On May 4, 2009, Telcordia Technologies, Inc. filed a complaint against Tellabs in the United States District Court for the District of New Jersey in a case captioned Telcordia Technologies Inc. v. Tellabs, Inc., Civil

Action No. 2:09-cv-02089. The complaint alleges infringement of U.S. Patent Nos. 4,893,306, 4,835,763 and Re. 36,633, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On July 27, 2009, Telcordia filed a first amended complaint adding Tellabs Operations, Inc. and Tellabs North America, Inc. as additional defendants. On September 1, 2009, Tellabs filed answers, defenses and counterclaims in response to the first amended complaint. On December 15, 2009, the Court granted Tellabs’ motion to transfer, which resulted in a transfer of the action to the United States District Court for the District of Delaware. A trial date has not yet been set for the transferred action. We believe that we have valid defenses to the lawsuit.

Apart from the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Based on our historical experience for these types of litigation, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our results of operations, financial position or cash flows.

ITEM 4.	RESERVED

FORWARD-LOOKING STATEMENTS

Except for historical information, the matters discussed or incorporated by reference into this report may include forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on current and available information at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “project,” “intend,” “likely,” “will,” “should,” “could,” “may,” “foreseeable,” “would” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: overall negative economic conditions generally and disruptions in credit and capital markets, including specific impacts of these conditions on the telecommunications industry; financial condition of telecommunications service providers, equipment vendors and contract manufacturers, including the impact of any bankruptcies; the impact of customer and vendor consolidation; integration of a new business; successful expansion into adjacent markets with new and existing products and platforms; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; initiatives to improve profitability that may have financial consequences including further restructuring charges and the ability to realize anticipated savings under such cost-reduction initiatives; exiting businesses and product areas; impairment charges and other cost cutting initiatives and related charges and costs; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies; charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of this Form 10-K. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors are advised not to rely on these forward-looking statements when making investment decisions. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the risk factors, financial statements and related notes and management’s discussion and analysis included in our 2009 Annual Report, included herein as Exhibit 13, and incorporated in this report by reference.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Tellabs’ common stock is listed on the NASDAQ Global Select Market under the symbol “TLAB”. As of February 12, 2010, there were approximately 6,961 stockholders of record and 384,361,574 outstanding shares. There are also stockholders holding stock in street name. The section entitled “Common Stock Market Data” in our 2009 Annual Report, included herein as Exhibit 13, is incorporated herein by reference.

As detailed below, our Board of Directors has authorized a number of repurchase programs during recent years. We record repurchased shares as Treasury stock.

We repurchase outstanding common stock under Rule 10b5-1. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of January 1, 2010, we purchased 7.5 million shares of our common stock under this program since February 2006, at a total cost of $93.4 million, including $1.8 million (0.2 million shares) in 2009 and $0.9 million (0.2 million shares) in 2008. On January 27, 2010, our Board of Directors authorized a one-year extension of this program.

On July 31, 2006, our Board of Directors authorized a repurchase program of up to $300 million of outstanding common stock. As of February 1, 2008, we purchased 37.0 million shares of our common stock under this program at a total cost of $300 million, completing this program. This total includes purchases of $29.9 million (4.6 million shares) in 2008.

On November 8, 2007, our Board of Directors authorized a repurchase program of up to $600 million of outstanding common stock. As of January 1, 2010, we purchased 32.4 million shares of our common stock under this program at a total cost of $204.0 million, leaving $396.0 million available to be purchased under this program. This total includes purchases of $81.1 million (12.7 million shares) in 2009 and $122.9 million (19.7 million shares) in 2008. We provide no assurance that we will continue our repurchase activity and we may change our repurchase activity in the future.

In addition, during 2009 we purchased 0.5 million shares for $2.6 million to cover withholding taxes on shares issued under employee stock plans. In 2008, we purchased 0.4 million shares for $2.0 million to cover withholding taxes on shares issued under employee stock plans.

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions)[1]
1/3/09 through 2/6/09	425	$4.14	425	$477.1
2/7/09 through 3/6/09	—	—	—	$477.1
3/7/09 through 4/3/09	3,597	$4.19	3,597	$477.1
4/4/09 through 5/8/09	2,655	$4.76	2,655	$477.1
5/9/09 through 6/5/09	—	—	—	$477.1
6/6/09 through 7/3/09	1,111	$5.76	1,111	$477.1
7/4/09 through 8/7/09	405	$5.73	405	$477.1
8/8/09 through 9/4/09	9,285,477	$6.51	9,285,477	$416.9
9/5/09 through 10/2/09	166,381	$6.89	166,381	$416.9
10/3/09 through 11/6/09	3,454,330	$6.14	3,454,330	$396.0
11/7/09 through 12/4/09	2,982	$6.00	2,982	$396.0
12/5/09 through 1/1/10	1,214	$5.55	1,214	$396.0

Total	12,918,577	$6.42	12,918,577

[1]

The amounts in this column represent the remaining amounts under the current $600 million program described above. The Rule 10b5-1 repurchase program described above does not have a repurchase amount limit; therefore, it is not included in the remaining value of shares.

ITEM 6.	SELECTED FINANCIAL DATA

The five years of selected financial data, for our 2009, 2008, 2007, 2006 and 2005 fiscal years is included in the 5-Year Summary of Selected Financial Data in our 2009 Annual Report, included herein as Exhibit 13, and such five years of selected data is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 2009 Annual Report, included herein as Exhibit 13, is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investments in Marketable Securities

During the normal course of business, we invest a portion of our cash and cash equivalents in marketable securities. For a discussion of our investments in marketable securities for the fiscal years ended January 1, 2010, and January 2, 2009, see the notes to our consolidated financial statements in our 2009 Annual Report, included herein as Exhibit 13, and incorporated herein by reference.

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

Cash Flow Hedges

We use foreign currency forward and option contracts, designated as cash flow hedges, to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conduct monthly effectiveness tests of these hedging relationships on a spot-to-spot basis, excluding forward points. Effective gains and losses from derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions occur, at which time they are reclassified to Total cost of revenue. Ineffectiveness is recorded to Other income (expense), net. If it becomes probable that an anticipated transaction that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other income (expense), net. At January 1, 2010, we had a net unrealized loss of $1.4 million in Accumulated other comprehensive income, which is expected to be reclassified to income within the next 12 months. At January 1, 2010, we held derivatives designated as cash flow hedges in one currency, with a gross notional equivalent of $29.3 million. Maturities on the outstanding hedges range from one to five months.

The notional amounts reflected in the following table represent the U.S. dollar values of the agreed-upon amounts that will be delivered to a third party on the agreed-upon date:

	January 1, 2010
In millions	Notional Amount	Fair Value
Forward Contracts
Purchased	$29.3	$(1.6)
Sold	—	—

Total	$29.3	$(1.6)

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency of the Tellabs entity entering into the transaction are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income. The gain or loss from changes in the fair value of the derivative contracts are generally offset by gains or losses of the underlying transactions being hedged. These derivative contracts are not designated as hedges. At January 1, 2010, we held non-designated foreign currency forward contracts in nine currencies, with a gross notional equivalent of $173.3 million. Forward contracts with approximately 30 day maturities were used to hedge the exposures.

Our net foreign currency exposure is diversified among a broad number of currencies. The notional amounts reflected in the following table represent the U.S. dollar values of the agreed-upon amounts that will be delivered to a third party on the agreed-upon date:

	January 1, 2010
In millions	Notional Amount	Fair Value
Forward Contracts
Purchased	$ 35.2	$—
Sold	138.1	0.1

Total	$173.3	$0.1

Net Investment Hedges

We entered into three-month foreign currency forward contracts, designated as net investment hedges, to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts due to exchange rate fluctuations are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment in the foreign subsidiary. We conduct monthly effectiveness tests of net investment hedges on a spot-to-spot basis, excluding forward points, and any measurement of ineffectiveness is recorded in income. As of January 1, 2010, we had a net unrealized gain of $10.2 million in Accumulated other comprehensive income, which includes a net gain of $9.3 million related to settled contracts and a net gain of $0.9 million related to unsettled contracts. We held net investment hedges with a notional value of 100 million Euros at the end of 2009. All net investment hedges were contracted with three month maturities.

The notional amounts reflected in the following table represent the U.S. dollar values of the agreed-upon amounts that will be delivered to a third party on the agreed-upon date:

	January 1, 2010
In millions	Notional Amount	Fair Value
Forward Contracts
Purchased	$ —	$—
Sold	143.0	0.9

Total	$143.0	$0.9

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes, Report of Independent Registered Public Accounting Firm and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting in our 2009 Annual Report, included herein as Exhibit 13, are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) carried out an evaluation under their supervision and with the participation of our management, of the effectiveness of disclosure controls and procedures and internal control over financial reporting.

Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective and there were no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Ernst and Young LLP, our independent registered public accounting firm, on internal control over financial reporting is set forth in our 2009 Annual Report, included herein as Exhibit 13, and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is incorporated herein by reference to the sections entitled “Voting Information—Election of Directors,” “Committees of the Board-Audit and Ethics Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended January 1, 2010, and the sections entitled “Officers” and “Corporate Responsibility” in our 2009 Annual Report, included herein as Exhibit 13, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to the sections entitled “Executive Compensation,” “Director Compensation,” and “Corporate Governance,” in our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days, after the fiscal year ended January 1, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended January 1, 2010. Securities authorized for issuance under equity compensation plans is included in the notes to our 2009 Annual Report, included herein as Exhibit 13, and is incorporated herein by reference.

Equity Compensation Plan Table

The following table summarizes information as of January 1, 2010, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	27,119,777	$15.45	38,673,876	[1]
Equity compensation plans not approved by security holders[2]	3,570,790	$ 9.96	—

Total	30,690,567	$14.81	38,673,876

[1]

Includes 29,827,886 securities available under the Amended and Restated 2004 Incentive Compensation Plan and 8,845,990 securities available under the 2005 Employee Stock Purchase Plan, which has been suspended by the Company.

[2]

All of these options were issued pursuant to option plans that were assumed in merger transactions. The Company has not made, and will not make, any future grants or awards of equity securities under these plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is incorporated herein by reference to the section entitled “Transactions with Related Persons,” “Policies and Procedures for Review and Approval of Related-Person Transactions” and “Corporate Governance” in our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended January 1, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to the section entitled “Independent Auditor’s Fees and Services” in our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended January 1, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

The following Consolidated Financial Statements of Tellabs, Inc. and Subsidiaries, included in the registrant’s 2009 Annual Report, included herein as Exhibit 13, were previously incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm and Internal Control over Financial Reporting

Consolidated Balance Sheets: January 1, 2010 and January 2, 2009

Consolidated Statements of Operations: Years ended January 1, 2010, January 2, 2009 and December 28, 2007

Consolidated Statements of Stockholders’ Equity: Years ended January 1, 2010, January 2, 2009 and December 28, 2007

Consolidated Statements of Cash Flows: Years ended January 1, 2010, January 2, 2009 and December 28, 2007

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

(b) Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger among Tellabs, Inc., Tellabs Willow Corp. and WiChorus, Inc. dated as of October 20, 2009 22/
3.1	Restated Certificate of Incorporation and Amendments 9/
3.2	Fourth Amended and Restated By-Laws dated January 29, 2009 19/
10.1	Tellabs, Inc. Deferred Income Plan 16/
10.2	1986 Non-Qualified Stock Option Plan, as amended and restated 1/
10.3	Amendment to Tellabs, Inc. 1986 Non-Qualified Stock Option Plan (As Amended and Restated June 26, 1992) 4/
10.4	1991 Stock Option Plan, as amended and restated 1/
10.5	Amendment to Tellabs, Inc. 1991 Stock Option Plan (As Amended and Restated June 26, 1992) 4/
10.6	1994 Stock Option Plan 2/
10.7	Amendment to the Tellabs, Inc. 1994 Stock Option Plan 4/
10.8	Tellabs, Inc. 1998 Stock Option Plan 3/
10.9	Amendment to the Tellabs, Inc. 1998 Stock Option Plan 4/
10.10	Tellabs, Inc. 2001 Stock Option Plan 5/
10.11	Ocular Networks, Inc. Amended and Restated 2000 Stock Incentive Plan 6/
10.12	Tellabs Advantage Plan, as amended and restated 8/
10.13	First Amendment to the Tellabs Advantage Plan 8/
10.14	Second Amendment to the Tellabs Advantage Plan 8/
10.15	2004 Amendment to the Tellabs Advantage Plan 10/
10.16	2006 Amendment to the Tellabs Advantage Plan 14/
10.17	Vivace Networks, Inc. 1999 Equity Incentive Plan, as amended 13/
10.18	Tellabs, Inc. 2004 Incentive Compensation Plan 7/
10.19	Forms of Stock Award Statement, Stock Award Agreement and RSU Award Statement pertaining to Tellabs, Inc. 2004 Incentive Compensation Plan 10/
10.20	Advanced Fibre Communication, Inc. 1996 Stock Incentive Plan 10/
10.21	Form of Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.22	Form of Automatic Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.23	Form of Notice of Grant of Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.24	Form of Notice of Grant of Non-Employee Director Automatic Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.25	Form of Stock Issuance Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.26	2005 Tellabs, Inc. Employee Stock Purchase Plan 11/
10.27	Tellabs, Inc. Executive Continuity and Protection Program 11/
10.28	Form of Executive Performance Stock Units Statement and Award Agreement 12/
10.29	401(k) Plan as Amended and Restated Effective January 1, 2007 15/
10.30	Addendum Incorporating Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) to Tellabs 401(k) Plan 15/
10.31	2008 Form of Executive Performance Stock Units Award Statement 18/
10.32	Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan 17/
10.33	2009 Form of Executive Performance Stock Units Statement and Award Agreement 20/
10.34	Amendment to Tellabs 401(k) Plan 21/
13	Annual Report to Stockholders
21	Subsidiaries of Tellabs, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits 10.1 through 10.34 contain, among other documents, management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(b) hereof.

(c) Schedules: See Item 15(a)2 above.

1/ Incorporated by reference from Tellabs, Inc. Post-effective Amendment No. 1 on Form S-8 to Form S-4 filed on or about June 29, 1992 (File No. 33-45788).

2/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 1993 (File No. 0-9692).

3/ Incorporated by reference from Tellabs, Inc. Definitive Proxy Statement filed on or about March 16, 1998 (File No. 0-9692).

4/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 30, 2000 (File No. 0-9692).

5/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended March 30, 2001 (File No. 0-9692).

6/ Incorporated by reference from Tellabs, Inc. Form S-8 filed on January 25, 2002 (File No. 333-81360).

7/ Incorporated by reference from Tellabs, Inc. Definitive Proxy Statement filed March 19, 2004 (File No. 0-9692).

8/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended January 2, 2004 (File No. 0-9692).

9/ Incorporated by reference from Tellabs, Inc. Form S-4 filed June 23, 2004 (File No. 333-116794).

10/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 2004 (File No. 0-9692).

11/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended March 31, 2005 (File No.

0-9692).

12/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended September 29, 2006 (File No.

0-9692).

13/ Incorporated by reference from Tellabs, Inc. Form S-8 filed on July 29, 2003 (File No. 333-107457).

14/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 29, 2006 (File No. 0-9692).

15/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended September 28, 2007 (File No.

0-9692).

16/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 28, 2007 (File No. 0-9692).

17/ Incorporated by reference from Tellabs, Inc. Definitive Proxy Statement filed March 19, 2008 (File No. 0-9692).

18/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended March 28, 2008 (File No.

0-9692).

19/ Incorporated by reference from Tellabs, Inc. Form 8-K Current Report dated February 3, 2009 (File No. 0-9692).

20/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended April 3, 2009 (File No. 0-9692).

21/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended October 2, 2009 (File No.

0-9692).

22/ Incorporated by reference from Tellabs, Inc. Form 8-K Current Report filed October 22, 2009 (File No. 0-9692).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLABS, INC.

March 1, 2010	/s/ Robert W. Pullen
Robert W. Pullen
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Pullen	March 1, 2010
Robert W. Pullen
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy J. Wiggins	March 1, 2010
Timothy J. Wiggins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas P. Minichiello	March 1, 2010
Thomas P. Minichiello
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Michael J. Birck	March 1, 2010
Michael J. Birck
Chairman and Director

/s/ Bo Hedfors	March 1, 2010
Bo Hedfors
Director

/s/ Frank Ianna	March 1, 2010
Frank Ianna
Director

/s/ Linda Wells Kahangi	March 1, 2010
Linda Wells Kahangi
Director

/s/ Frederick A. Krehbiel	March 1, 2010
Frederick A. Krehbiel
Director

/s/ Michael E. Lavin	March 1, 2010
Michael E. Lavin
Director

/s/ Stephanie Pace Marshall	March 1, 2010
Stephanie Pace Marshall
Director

/s/ William F. Souders	March 1, 2010
William F. Souders
Director

/s/ Jan H. Suwinski	March 1, 2010
Jan H. Suwinski
Director

TELLABS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended January 1, 2010, January 2, 2009 and December 28, 2007

Accounts Receivable Allowances

In millions	Balance at Beginning of Year	Net Additions (Reductions) Charged to Costs and Expenses	Deductions (A)	Currency Translation Adjustments	Balance at End of Year
2009	$1.4	$ —	$—	$ —	$1.4

2008	$3.0	$(1.3)	$—	$(0.3)	$1.4

2007	$3.8	$(0.9)	$—	$ 0.1	$3.0

NOTE:

(A) – Net uncollectible accounts charged off.

Exhibit Index

13	Annual Report to Stockholders
21	Subsidiaries of Tellabs, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002