Form 10-Q
period 2010-04-02
TELLABS INC
filed 2010-05-11
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Common Shares, $0.01 Par Value – 385,271,273 shares outstanding on April 30, 2010.

TELLABS, INC.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarter
	4/2/10	4/3/09
In millions, except per-share data
Revenue
Products	$319.0	$308.0
Services	60.7	53.7

Total revenue	379.7	361.7

Cost of Revenue
Products	145.6	166.5
Services	41.7	35.4

Total cost of revenue	187.3	201.9

Gross Profit	192.4	159.8

Gross profit as a percentage of revenue	50.7%	44.2%

Gross profit as a percentage of revenue - products	54.4%	45.9%
Gross profit as a percentage of revenue - services	31.3%	34.1%

Operating Expenses
Research and development	69.2	69.5
Sales and marketing	45.1	42.4
General and administrative	24.8	26.4
Intangible asset amortization	7.4	6.0
Restructuring and other charges	10.0	6.7

Total operating expenses	156.5	151.0

Operating Earnings	35.9	8.8

Operating earnings as a percentage of revenue	9.5%	2.4%

Other Income
Interest income, net	3.9	5.2
Other income (expense), net	2.7	(0.5)

Total other income	6.6	4.7

Earnings Before Income Tax	42.5	13.5
Income tax benefit (expense)	3.4	(7.0)

Net Earnings	$45.9	$6.5

Weighted Average Shares Outstanding
Basic	384.7	395.8

Diluted	388.6	396.6

Net Earnings Per Share
Basic	$0.12	$0.02

Diluted	$0.12	$0.02

Cash Dividends Per Share	$0.02	$—

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	4/2/10	1/1/10
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$229.3	$154.0
Investments in marketable securities	917.5	950.8

Total cash, cash equivalents and marketable securities	1,146.8	1,104.8

Other marketable securities	272.7	252.8
Accounts receivable, net of allowances of $1.3 and $1.4	303.3	334.2
Inventories
Raw materials	25.5	24.0
Work in process	3.6	3.8
Finished goods	99.4	99.9

Total inventories	128.5	127.7
Income taxes	23.2	24.2
Miscellaneous receivables and other current assets	47.5	54.4

Total Current Assets	1,922.0	1,898.1

Property, Plant and Equipment
Land	20.9	21.2
Buildings and improvements	197.0	199.6
Equipment	406.2	415.9

Total property, plant and equipment	624.1	636.7
Accumulated depreciation	(367.6)	(366.1)

Property, plant and equipment, net	256.5	270.6
Goodwill	207.0	207.2
Intangible Assets, Net of Amortization	115.8	123.2
Other Assets	117.2	123.7

Total Assets	$2,618.5	$2,622.8

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$43.1	$71.5
Accrued compensation	60.4	82.0
Restructuring and other charges	15.6	9.8
Income taxes	85.8	80.8
Loan related to other marketable securities	272.7	252.8
Deferred revenue	46.6	31.3
Other accrued liabilities	76.0	81.2

Total Current Liabilities	600.2	609.4

Long-Term Restructuring Liabilities	5.7	7.2
Income Taxes	28.3	41.9
Other Long-Term Liabilities	49.7	49.4

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 498,671,848 and 497,734,039 shares issued	5.0	5.0
Additional paid-in capital	1,518.2	1,511.2
Treasury stock, at cost: 113,789,447 and 113,457,637 shares	(1,040.2)	(1,037.9)
Retained earnings	1,335.0	1,296.8
Accumulated other comprehensive income	116.6	139.8

Total Stockholders’ Equity	1,934.6	1,914.9

Total Liabilities and Stockholders’ Equity	$2,618.5	$2,622.8

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarter
	4/2/10	4/3/09
In millions
Operating Activities
Net earnings	$45.9	$6.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19.8	18.8
Loss on disposal of property, plant and equipment	—	0.2
Equity-based compensation	5.8	5.5
Deferred income taxes	3.1	4.0
Restructuring and other charges	10.0	6.7
Excess tax benefits from equity-based compensation	0.7	—
Net changes in assets and liabilities:
Accounts receivable	26.6	6.6
Inventories	(1.1)	5.2
Miscellaneous receivables and other current assets	4.6	2.3
Other assets	2.3	1.1
Accounts payable	(32.0)	(8.8)
Restructuring and other charges	(3.3)	(6.8)
Deferred revenue	15.3	9.1
Other accrued liabilities	(22.7)	(4.4)
Income taxes	(11.2)	(3.3)
Other long-term liabilities	(0.4)	1.4

Net Cash Provided by Operating Activities	63.4	44.1

Investing Activities
Capital expenditures	(4.0)	(7.6)
Proceeds on disposals of property, plant and equipment	—	0.2
Payments for purchases of investments	(268.4)	(416.5)
Proceeds from sales and maturities of investments	296.2	233.7

Net Cash Provided by (Used for) Investing Activities	23.8	(190.2)

Financing Activities
Proceeds from issuance of common stock under stock plans	1.1	—
Repurchase of common stock	(2.3)	(0.2)
Excess tax benefits from equity-based compensation	(0.7)	—
Dividends paid	(7.7)	—

Net Cash Used for Financing Activities	(9.6)	(0.2)

Effect of Exchange Rate Changes on Cash	(2.3)	(3.6)

Net Increase (Decrease) in Cash and Cash Equivalents	75.3	(149.9)
Cash and Cash Equivalents - Beginning of Year	154.0	376.1

Cash and Cash Equivalents - End of Period	$229.3	$226.2

The accompanying notes are an integral part of these statements.

TELLABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IN MILLIONS, EXCEPT SHARE AND PER-SHARE DATA

1. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial statements, the requirements of Form 10-Q and applicable rules of the U.S. Securities and Exchange Commission’s Regulation S-X. Therefore, they do not include all disclosures normally required by U.S. generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein are to be read in conjunction with our Annual Report on Form 10-K for the year ended January 1, 2010.

In our opinion, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

2. New Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (FASB) issued new authoritative guidance on accounting for revenue arrangements with multiple deliverables. This new standard provides principle and application guidance on whether multiple deliverables exist and how the arrangement should be separated. It also requires an entity to allocate revenue using estimated selling prices of deliverables, in the absence of vendor-specific objective evidence or third party evidence of selling price, apportioned to each deliverable using the relative selling price method. This standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, on a prospective basis, with earlier application permitted. We are evaluating when to adopt this standard. Currently, we are not able to estimate the impact this new standard will have on our financial statements.

In October 2009, the FASB issued new authoritative guidance on accounting for certain revenue arrangements that include software elements. This standard clarifies that tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are not within the scope of software revenue recognition guidance. This standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, on a prospective basis, with earlier application permitted. We are evaluating when to adopt this standard. Currently, we are not able to estimate the impact this new standard will have on our financial statements.

Accounting Pronouncements Recently Adopted

On January 2, 2010, we adopted the FASB’s new authoritative guidance requiring additional disclosures of fair value measurements. The new requirements include disclosures related to significant transfers between levels within the fair value hierarchy, disclosures for each class of assets and liabilities, and disclosures of valuation techniques and inputs used in estimating fair value measurements. The required disclosures are in Note 4 regarding fair value measurements.

3. Restructuring and Other Charges

On January 25, 2010, management initiated a restructuring plan that will enable us to shift investment from TDM (Time Division Multiplexing) to Ethernet and IP (Internet Protocol) products, move supply chain closer to our suppliers and reduce general and administrative expenses. We expect to record pretax charges through the first quarter of 2011 in the range of $9 million to $10 million. The pretax charges will consist of about $7 million for workforce reductions of approximately 200 employees and $2 million to $3 million for facility- and asset-related charges. Cash payments under this plan are expected to be in the range of $7 million to $8 million. In the first quarter of 2010, we recorded $9.5 million, of which $7.1 million is related to severance and $2.4 million is for facility- and asset-related charges. Actions under this plan are expected to be completed by the end of the first quarter of 2011.

On July 6, 2009, management initiated a restructuring plan as we align costs with customer spending and current market conditions. The cost and cash payments under this plan are expected to be about $6 million primarily for workforce reductions of approximately 150 employees. We recorded $0.5 million relating to this plan in the first quarter of 2010. The cumulative pretax restructuring charges incurred to date for this plan are $5.9 million primarily in severance charges for workforce reductions. Restructuring actions under this plan are expected to be completed by the end of the fourth quarter of 2010.

As of April 2, 2010, we had $21.3 million accrued for restructuring plans. The 2010 restructuring plan balance of $6.5 million consists of cash severance that we expect to pay through the second quarter of 2011. The 2009 restructuring plans balance of $3.0 million consists of cash severance that we expect to pay through the first quarter of 2011. The $11.8 million balance for previous restructuring plans relates to net lease obligations that expire through 2015.

The following table summarizes restructuring and other charges recorded for the plans mentioned above, as well as adjustments to reserves recorded for prior restructurings:

	First Quarter
	4/2/10	4/3/09
Severance and other termination benefits	$7.6	$1.6
Facility and other exit costs	2.4	5.1

Total restructuring and other charges	$10.0	$6.7

The following table summarizes restructuring and other charges activity by segment for the first quarter of 2010 and the status of the reserves at April 2, 2010:

		First Quarter Activity
	Balance at 1/1/10	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 4/2/10
2010 Restructuring Plan
Broadband	$—	$5.6	$(0.3)	$(0.9)	$4.4
Transport	—	3.8	(0.3)	(1.5)	2.0
Services	—	0.1	—	—	0.1

Subtotal 2010 Restructuring Plan	—	9.5	(0.6)	(2.4)	6.5

2009 Restructuring Plans
Broadband	1.1	0.3	(0.5)	—	0.9
Transport	1.0	0.1	(0.4)	—	0.7
Services	1.5	0.1	(0.2)	—	1.4

Subtotal 2009 Restructuring Plans	3.6	0.5	(1.1)	—	3.0

Previous Restructuring Plans
Broadband	7.7	—	(0.7)	—	7.0
Transport	5.7	—	(0.9)	—	4.8

Subtotal Previous Restructuring Plans	13.4	—	(1.6)	—	11.8

Total All Restructuring Plans	$17.0	$10.0	$(3.3)	$(2.4)	$21.3

1 Other activities include the effects of currency translation, write-downs of property, plant and equipment to be disposed, as well as other changes in the reserve that do not flow through restructuring expense.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining fair value for recurring financial assets and liabilities, we separate our financial instruments into three categories: marketable securities, other marketable securities and loan related to other marketable securities, and derivative financial instruments. These assets and liabilities are all valued based on the market approach that uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

We classify U.S. Treasury bills and bonds as Level 1 in the fair value hierarchy based upon quoted prices in active markets. We also classify holdings in other marketable securities (Cisco common stock) and the related loan as Level 1 since the stock is actively traded through a governed exchange. All other marketable securities are classified as Level 2 based upon other than quoted prices with observable market data. The type of instruments valued based upon the observable market data include U.S. government sponsored enterprise (agency) debt obligations, Federal Deposit Insurance Corporation (FDIC)-backed corporate debt obligations, investment grade corporate bonds, state and municipal debt obligations, mortgaged backed debt obligations guaranteed by Government National Mortgage Association (GNMA), certain FDIC-backed bank certificates of deposit, foreign government debt obligations and foreign corporate debt obligations guaranteed by foreign governments.

We use a third-party provider to determine fair values of marketable securities. The third-party provider receives market prices for each marketable security from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources with reasonable levels of price transparency. The third-party provider uses these multiple prices as inputs into a pricing model to determine a weighted average price for each security.

Our foreign currency forward contracts are executed as exchange-traded. Market participants can be described as large money centers or regional banks. Exchange-traded derivatives typically fall within Level 1 or Level 2 in the fair value hierarchy depending on whether they are deemed to be actively traded or not.

We have elected to value derivatives as Level 2, using observable market data at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rate, interest rates and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date. The following values are calculated from commonly quoted intervals available from a third-party financial information provider. Forward points and LIBOR rates are used to calculate a discount rate to apply to assets and liabilities. One-year credit default swap spreads are used to discount derivative assets, all of which have final maturities of less than 12 months. We calculate the discount to the derivative liabilities to reflect the potential credit risk to lenders and have used the spread over LIBOR based on the credit risk of our counterparties. Each asset is individually discounted to reflect our potential credit risk and we have used the spread over LIBOR based on similar credit risk. We do not adjust the fair value for immaterial credit risk.

Assets and liabilities measured at fair value on a recurring basis are:

	Fair Value Measurements at April 2, 2010
	Balance at 4/2/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$273.6	$273.6	$—	$—
U.S. government-sponsored enterprise (agency) debt obligations	5.8	—	5.8	—
Municipal tax-exempt debt obligations	49.7	—	49.7	—
Corporate debt obligations guaranteed by FDIC	120.3	—	120.3	—
Corporate debt obligations	39.9	—	39.9	—
Mortgaged backed debt obligations guaranteed by GNMA	129.3	—	129.3	—
Certificates of deposit guaranteed by FDIC	8.5	—	8.5	—
Foreign government debt obligations	239.3	—	239.3	—
Foreign corporate debt obligations guaranteed by foreign governments	51.1	—	51.1	—

Subtotal	917.5	273.6	643.9	—
Other marketable securities	272.7	272.7	—	—
Derivative financial instruments	0.1	—	0.1	—

Total Assets	$1,190.3	$546.3	$644.0	$—

Liabilities
Loan related to other marketable securities	$272.7	$272.7	$—	$—
Derivative financial instruments	0.5	—	0.5	—

Total Liabilities	$273.2	$272.7	$0.5	$—

	Fair Value Measurements at January 1, 2010
	Balance at 1/1/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$223.9	$223.9	$—	$—
U.S. government-sponsored enterprise (agency) debt obligations	32.6	—	32.6	—
Municipal tax-exempt debt obligations	47.3	—	47.3	—
Corporate debt obligations guaranteed by FDIC	163.7	—	163.7	—
Corporate debt obligations	41.4	—	41.4	—
Mortgaged backed debt obligations guaranteed by GNMA	129.8	—	129.8	—
Certificates of deposit guaranteed by FDIC	8.6	—	8.6	—
Foreign government debt obligations	267.0	—	267.0	—
Foreign corporate debt obligations guaranteed by foreign governments	36.5	—	36.5	—

Subtotal	950.8	223.9	726.9	—
Other marketable securities	252.8	252.8	—	—
Derivative financial instruments	1.3	—	1.3	—

Total Assets	$1,204.9	$476.7	$728.2	$—

Liabilities
Loan related to other marketable securities	$252.8	$252.8	$—	$—
Derivative financial instruments	1.9	—	1.9	—

Total Liabilities	$254.7	$252.8	$1.9	$—

5. Investments

We account for investments in marketable securities at fair value, with the unrealized gain or loss, less deferred income taxes, shown as a separate component of stockholders’ equity. We base realized gains and losses on specific identification of the security sold. At April 2, 2010, and January 1, 2010, available-for-sale marketable securities consisted of the following:

April 2, 2010	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government debt obligations	$273.0	$0.8	$(0.2)	$273.6
U.S. government-sponsored enterprise (agency) debt obligations	5.8	—	—	5.8
Municipal tax-exempt debt obligations	49.4	0.3	—	49.7
Corporate debt obligations guaranteed by FDIC	119.5	0.9	(0.1)	120.3
Corporate debt obligations	39.3	0.6	—	39.9
Mortgaged backed debt obligations guaranteed by GNMA	128.0	1.5	(0.2)	129.3
Certificates of deposit guaranteed by FDIC	8.5	—	—	8.5
Foreign government debt obligations	236.1	3.2	—	239.3
Foreign corporate debt obligations guaranteed by foreign governments	50.5	0.6	—	51.1

Total	$910.1	$7.9	$(0.5)	$917.5

January 1, 2010
U.S. government debt obligations	$223.6	$0.5	$(0.2)	$223.9
U.S. government-sponsored enterprise (agency) debt obligations	32.3	0.3	—	32.6
Municipal tax-exempt debt obligations	46.9	0.4	—	47.3
Corporate debt obligations guaranteed by FDIC	162.2	1.6	(0.1)	163.7
Corporate debt obligations	40.9	0.5	—	41.4
Mortgaged backed debt obligations guaranteed by GNMA	128.8	1.5	(0.5)	129.8
Certificates of deposit guaranteed by FDIC	8.6	—	—	8.6
Foreign government debt obligations	264.7	2.7	(0.4)	267.0
Foreign corporate debt obligations guaranteed by foreign governments	35.9	0.6	—	36.5

Total	$943.9	$8.1	$(1.2)	$950.8

Of the available-for-sale debt obligations at April 2, 2010, $178.6 million have contractual maturities of less than 12 months, $609.6 million have contractual maturities of greater than one year up to five years and $129.3 million have contractual maturities greater than five years.

Gross unrealized gains and losses related to fixed-income securities were caused by interest rate fluctuations. We review investments held with unrealized losses to determine if the loss is other-than-temporary. We evaluated near-term prospects of the security in relation to the severity and duration of the unrealized loss. We also assessed our intent to sell the security, whether it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover its entire amortized cost basis. Based on our review, we do not intend to sell these securities and believe that they will recover their entire amortized cost basis; therefore, we do not consider these investments to be other-than-temporarily impaired at April 2, 2010. No other-than-temporary impairments were recorded in the first quarter of 2010.

Investments in marketable securities with unrealized losses at April 2, 2010, and January 1, 2010, were as follows:

	Unrealized Loss Less than 12 months		Unrealized Loss Greater than 12 months		Total
April 2, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government debt obligations	$81.9	$(0.2)	$—	$—	$81.9	$(0.2)
Corporate debt obligations guaranteed by FDIC	30.9	(0.1)	—	—	30.9	(0.1)
Mortgaged backed debt obligations guaranteed by GNMA	33.6	(0.2)	—	—	33.6	(0.2)

Total	$146.4	$(0.5)	$—	$—	$146.4	$(0.5)

January 1, 2010
U.S. government debt obligations	$48.6	$(0.2)	$—	$—	$48.6	$(0.2)
Corporate debt obligations guaranteed by FDIC	15.9	(0.1)	—	—	15.9	(0.1)
Mortgaged backed debt obligations guaranteed by GNMA	39.9	(0.5)	—	—	39.9	(0.5)
Foreign government debt obligations	94.8	(0.4)	—	—	94.8	(0.4)

Total	$199.2	$(1.2)	$—	$—	$199.2	$(1.2)

The following table presents gross realized gains and losses related to fixed income investments for the three months ending April 2, 2010, and April 3, 2009:

	4/2/10	4/3/09
Gross realized gains	$3.4	$0.9
Gross realized losses	(0.2)	(1.2)

Total	$3.2	$(0.3)

As a result of the acquisition of Advanced Fibre Communications, Inc. (AFC) in 2004, we acquired 10.6 million shares of Cisco common stock, shown as Other marketable securities in Current Assets. AFC owned this stock as a result of its investment in privately held Cerent Corporation, which was acquired by Cisco in 1999. In 2000, AFC entered into two three-year hedge contracts, pledging all of the Cisco stock to secure the obligations under the contracts. When the hedge contracts matured in 2003, AFC entered into stock loan agreements with a lender, borrowing 10.6 million shares of Cisco stock to settle the hedge contracts on the Cisco stock. The aggregate amount of the fair values of those stock loans is reflected as a current liability on the balance sheets as of April 2, 2010, and January 1, 2010. The values of both the asset and liability move in tandem with each other since each is based on the number of shares we hold at the current stock price. At April 2, 2010, Other marketable securities and Loan related to other marketable securities was $272.7 million at a market price of $25.83 per share and $252.8 million at a market price of $23.94 per share at January 1, 2010. The fees associated with the stock loan agreement were $0.4 million for the first quarter of 2010.

In addition to the above investments, we maintain investments in partnerships and start-up technology companies. We record these investments in Other Assets, at cost. These investments totaled $5.9 million at April 2, 2010, and $7.2 million at January 1, 2010. We review each investment quarterly, including historical and projected financial performance, expected cash needs and recent funding events. We recognize other-than-temporary impairments if the market value of the investment is below its cost basis for an extended period of time or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. No other-than-temporary impairments were recorded for the first quarters of 2010 and 2009.

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

Derivative financial contracts involve elements of market and credit risk. The market risk that results from these contracts relates to changes in foreign currency exchange rates, which generally are offset by changes in the value of the underlying assets or liabilities being held. Credit risk relates to the risk of nonperformance by a counterparty to one of the derivative contracts. We do not believe there is a significant credit risk associated with our hedging activities. We monitor the counterparties’ credit ratings and other market data to minimize credit risk. In addition, we also limit the aggregate contract amount entered into with any one financial institution to mitigate credit risk.

Cash Flow Hedges

We use foreign currency forward and option contracts, designated as cash flow hedges, to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conduct monthly effectiveness tests of these hedging relationships on a spot-to-spot basis, excluding forward points. Effective gains and losses from derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions occur, at which time they are reclassified to Total cost of revenue. Ineffectiveness is recorded to Other income (expense), net. If it becomes probable that an anticipated transaction that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other income (expense), net. At April 2, 2010, we had a net unrealized gain of $0.1 million in Accumulated other comprehensive income, which is expected to be reclassified to income within the next 12 months. At April 2, 2010, we held derivatives designated as cash flow hedges in one currency, with a gross notional equivalent of $12.5 million.

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency of the Tellabs entity entering into the transaction are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income. These derivative contracts are not designated as hedges. At April 2, 2010, we held non-designated foreign currency forward contracts in eleven currencies, with a gross notional equivalent of $177.7 million.

Net Investment Hedges

We entered into three-month foreign currency forward contracts, designated as net investment hedges, to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts due to exchange rate fluctuations are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment in the foreign subsidiary. We conduct monthly effectiveness tests of net investment hedges on a spot-to-spot basis, excluding forward points, and any measurement of ineffectiveness is recorded in income. As of April 2, 2010, we had a net unrealized gain of $14.9 million in Accumulated other comprehensive income, which includes a net gain of $15.4 million related to settled contracts and a net loss of $0.5 million related to unsettled contracts. We held net investment hedges with a notional value of 75 million Euros at the end of the quarter.

The fair value of derivative instruments in the Consolidated Balance Sheet as of April 2, 2010, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Cash flow and net investment hedges	$—	$(0.4)
Balance sheet hedges (Non-designated hedges)	0.1	(0.1)

Total derivatives	$0.1	$(0.5)

The fair value of derivative instruments in the Consolidated Balance Sheet as of January 1, 2010, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Cash flow and net investment hedges	$0.9	$(1.6)
Balance sheet hedges (Non-designated hedges)	0.4	(0.3)

Total derivatives	$1.3	$(1.9)

The effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Operations for the three months ended April 2, 2010, and April 3, 2009, was as follows:

	Gain Recognized in Accumulated OCI, net (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Total Cost of Revenue (Effective Portion)		Loss Recognized in Other Income (Expense), net: Excluded from Effectiveness Testing Gain (Loss)
	4/2/10	4/3/09	4/2/10	4/3/09	4/2/10	4/3/09
Cash flow hedges	$0.9	$1.9	$(0.5)	$3.3	$—	$(0.2)
Net investment hedges	$4.7	$6.3			$—	$(0.5)

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations for the three months ended April 2, 2010, and April 3, 2009, was as follows:

	Loss Recognized in Other Income (Expense), net [1]
	4/2/10	4/3/09
Foreign currency forward and option contracts	$(5.4)	$(2.7)

1 The gain or loss from changes in the fair value of the derivative contracts are generally offset by gains or losses of the underlying transactions being hedged.

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

The estimate of warranty liability involved many factors, including the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of the recorded warranty liability and adjust the amounts as necessary. Other adjustments to accruals for product warranties represent reductions due to favorable experience to previous estimates.

We classify the portion of warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Product warranty liabilities are as follows:

	First Quarter
	4/2/10	4/3/09
Balance – beginning of period	$31.4	$39.3
Accruals for product warranties	2.4	3.0
Settlements	(2.2)	(1.4)
Other adjustments to accruals for product warranties	(2.7)	(2.4)

Balance – end of period	$28.9	$38.5

Balance sheet classification - end of period	Balance at 4/2/10	Balance at 4/3/09
Other accrued liabilities	$11.9	$18.4
Other long-term liabilities	17.0	20.1

Total product warranty liabilities	$28.9	$38.5

8. Equity-Based Compensation

The Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan (2004 Plan) provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units (PSUs). Stockholders previously approved 53,889,977 shares for grant under the 2004 Plan, of which 28,516,139 remain available for grant at April 2, 2010. Under the 2004 Plan and predecessor plans, we granted awards at market value on the date of grant.

Stock Options

Stock options granted in the first quarters of 2010 and 2009 generally vest in three equal annual installments on the anniversary of the grant date. We recognize compensation expense on a straight-line basis over the service period based on the fair value of the stock options on the grant date. Compensation expense for stock options was $1.3 million for the first quarter of 2010 and $1.7 million for the first quarter of 2009. Options granted but unexercised expire 10 years from the grant date.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted average fair value of current period stock option grants:

	First Quarter
	4/2/10	4/3/09
Expected volatility	42.8%	53.2%
Risk-free interest rate	2.4%	1.7%
Expected term (in years)	5.3	4.5
Expected dividend yield	1.3%	0.0%

We based our calculation of expected volatility on a combination of historical and implied volatility for options granted. We based the risk-free interest rate on the U.S. Treasury yield curve in effect at the date of grant. We estimated the expected term of the options using their vesting period, post-vesting employment termination behavior and historical exercise patterns. We based the expected dividend yield on the option’s exercise price and the annualized dividend rate at the date of grant.

The following is a summary of stock option activity during 2010 as of April 2, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding – beginning of year	30,690,567	$14.81
Granted	184,850	$6.32
Exercised	(255,202)	$4.29
Forfeited/expired	(948,738)	$27.61

Outstanding – end of period	29,671,477	$14.44	3.9	$23.0

Exercisable – end of period	25,918,990	$15.78	3.2	$12.5
Shares expected to vest	29,479,903	$14.50	3.8	$22.5

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of April 2, 2010, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the first quarter of 2010 was $0.7 million.

As of April 2, 2010, we had $5.5 million of unrecognized compensation cost related to stock options, which we expect to recognize over a weighted average period of 1.5 years. The weighted average fair value of stock options granted during the first quarter of 2010 was $2.33.

Cash-Settled Stock Appreciation Rights

The 2004 Plan provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the 2004 Plan. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (the market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. These cash payments were negligible in the first quarter of 2010 and 2009. The cash-settled SARs are generally assigned 10-year terms and generally vest in three equal annual installments on the anniversary of the grant date. At April 2, 2010, there were 360,589 cash-settled SARs outstanding with exercise prices that ranged from $3.75 to $50.31. The weighted average price of the 27,400 cash-settled SARs granted in the first quarter of 2010 was $6.42 and the weighted average price of the 8,150 cash-settled SARs granted in the first quarter of 2009 was $4.18. Compensation expense was $0.2 million for the first quarter of 2010 and $0.1 million for the first quarter of 2009.

Restricted Stock

We granted 50,696 shares of restricted stock in the first quarter of 2010 and 150,000 shares of restricted stock in the first quarter of 2009. Of the shares granted in the first quarter of 2010, 31,000 shares vest over a three-year period and 19,696 vest over a four-year period. All of the shares granted in the first quarter of 2009 vest over a three-year period. We recognize compensation expense on a straight-line basis over the vesting periods based on the market price of our stock on the grant date. Compensation expense was $3.5 million for the first quarter of 2010 and for the first quarter of 2009. The fair market value of restricted stock vested was $1.3 million in the first quarter of 2010. The weighted average issuance price of restricted stock granted in the first quarter of 2010 was $6.32 per share and $4.20 per share in the first quarter of 2009. Non-vested restricted stock award activity for the first quarter of 2010 follows:

	First Quarter
	4/2/10
	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	4,556,970	$5.67
Granted	50,696	$6.32
Vested	(192,365)	$5.50
Forfeited	(47,981)	$5.56

Non-vested – end of period	4,367,320	$5.61

As of April 2, 2010, we had $16.1 million of unrecognized compensation cost related to restricted stock, which we expect to recognize over a weighted average period of 1.8 years.

Performance Stock Units

The 2004 Plan provides for the granting of PSUs. We granted 747,700 PSUs in the first quarter of 2010 and 959,100 PSUs in the first quarter of 2009. We recognize compensation expense over the vesting periods based on the market price of our stock on the grant date and the estimated performance that will be achieved. The PSUs granted in the first quarter of 2010 entitle the recipients to receive shares of our common stock commencing in March 2011, contingent on the achievement of operating earnings targets and four strategic goals for the 2010 fiscal year. Following achievement of these measures and subject to continued employment, one-third of such shares will be issued in annual installments in March 2011, March 2012 and March 2013. At maximum target performance, we will issue two shares for each PSU granted. The weighted average price of PSUs granted in the first quarter of 2010 was $7.18 per share and the weighted average price of PSUs granted in the first quarter of 2009 was $3.75 per share.

The PSUs granted in 2009 entitle the recipients to receive shares of our common stock commencing in March 2010, contingent on the achievement of operating earnings targets for the 2009 fiscal year. Based on 2009 operating earnings of $154 million (excluding the impact of our acquisition of WiChorus, Inc.), 165% of the PSUs were earned and 1.65 shares for each PSU (596,506 additional shares) of the granted award will be paid out, subject to continued employment. We issued one-third of the total shares (504,734 shares) in the first quarter of 2010 and generally, one-third of such shares will be issued in annual installments in March 2011 and March 2012. Compensation expense was $0.8 million for the first quarter of 2010 and $0.2 million for the first quarter of 2009. PSU activity for the first quarter of 2010 follows:

	First Quarter
	4/2/10
	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	917,700	$3.75
Granted[1]	1,344,206	$5.66
Vested	(504,734)	$3.75

Non-vested – end of period	1,757,172	$5.21

1 This includes the additional 596,506 shares from the 2009 grant that were earned based on 2009 operating earnings.

As of April 2, 2010, we had $6.3 million of unrecognized compensation cost related to PSUs, based on meeting target performance, which we expect to recognize over a weighted average period of 2.6 years.

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, SARs, restricted stock and PSUs:

	First Quarter
	4/2/10	4/3/09
Cost of revenue – products	$0.4	$0.4
Cost of revenue – services	0.5	0.7
Research and development	1.8	1.7
Sales and marketing	1.2	1.2
General and administrative	1.9	1.5

Equity-based compensation expense before income taxes	5.8	5.5
Income tax benefit	(1.8)	(0.1)

Total equity-based compensation expense after income taxes	$4.0	$5.4

9. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for the Retiree Medical Plan:

	First Quarter
	4/2/10	4/3/09
Service cost	$0.2	$0.2
Interest cost	0.2	0.2
Expected return on plan assets	(0.2)	(0.2)
Amortization of actuarial gain	—	(0.1)

Net periodic benefit cost	$0.2	$0.1

We currently do not anticipate contributing to the plan in 2010, as it is adequately funded at this time.

10. Income Taxes

We recorded a tax benefit of $3.4 million for the first quarter of 2010, compared with a tax expense of $7.0 million for the first quarter of 2009. Our effective rate differs from the U.S. federal statutory rate of 35% primarily due to a $13.2 million benefit recognized in the quarter from the reversal of tax accruals no longer required because of the expiration of a statute of limitations. Our tax rate also reflects a benefit of $3.9 million from the recognition of domestic net operating loss (NOL) carryforwards that had been offset previously by a valuation allowance.

11. Comprehensive Income (Loss)

Comprehensive income (loss) for the first quarter of 2010 and 2009 consists of the following:

	First Quarter
	4/2/10	4/3/09
Net earnings	$45.9	$6.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(29.7)	(16.0)
Unrealized gain on available-for-sale securities, net of tax	0.4	0.7
Fair value adjustments of cash flow hedges, net of tax	1.4	(1.4)
Unrealized gain on net investment hedges, net of tax	4.7	6.3

Comprehensive income (loss)	$22.7	$(3.9)

12. Segment Information

We report operating results for three segments: Broadband, Transport and Services.

The Broadband segment includes data, access and managed access product portfolios that facilitate the delivery of bundled voice, video and high-speed Internet/data services over copper-based and/or fiber-based networks and delivery of next-generation wireline and wireless services. Data products include the Tellabs® 8600 managed edge system, the Tellabs® 8800 multiservice router series and the Tellabs® 9100 SmartCore™ platform. Access offerings include the Tellabs® 1000 multiservice access series, the Tellabs® 1100 multiservice access series and the Tellabs® 1600 optical network terminal (ONT) series. Managed access products include the Tellabs® 6300 managed transport system, the Tellabs® 8000 network manager and the Tellabs® 8100 managed access system.

The Transport segment includes solutions that enable service providers to transport service and manage optical bandwidth by adding capacity when and where it’s needed. Wireline and wireless carriers use these products within the metropolitan and the long haul portion of their transport networks to support wireless services, business services for enterprise customers, and triple-play voice, video and data services for residential customers. Product offerings include the Tellabs® 3000 voice-quality enhancement products, the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 7100 optical transport system (OTS) and the Tellabs® 7300 metro Ethernet switching series.

The Services segment includes deployment, support, training, systems integration and network design/consulting services. These services support all phases of the network: planning, building and operating.

We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges and the impact of equity-based compensation.

Consolidated revenue by segment follows:

	First Quarter
	4/2/10	4/3/09
Broadband	$191.3	$178.3
Transport	127.7	129.7
Services	60.7	53.7

Total	$379.7	$361.7

Segment profit and reconciliation to operating earnings by segment follows:

	First Quarter
	4/2/10	4/3/09
Broadband	$60.9	$34.3
Transport	45.4	39.8
Services	19.5	19.0

Total segment profit	125.8	93.1
Sales and marketing expenses	(45.1)	(42.4)
General and administrative expenses	(24.8)	(26.4)
Equity-based compensation	(2.6)	(2.8)
Intangible asset amortization	(7.4)	(6.0)
Restructuring and other charges	(10.0)	(6.7)

Operating earnings	$35.9	$8.8

The segments use many of the same assets. For internal reporting purposes, we do not allocate assets by segment and therefore asset, depreciation and amortization, or capital expenditure by segment information is not provided to our chief operating decision maker.

13. Stock Repurchase Programs

We repurchase outstanding common stock under Rule 10b5-1. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of April 2, 2010, we have purchased 7.6 million shares of our common stock under this program since February 2006, at a total cost of $94.2 million, including $0.8 million (0.1 million shares) in the first quarter of 2010.

On November 8, 2007, our Board of Directors authorized a repurchase program of up to $600 million of outstanding common stock. As of April 2, 2010, we purchased 32.4 million shares of our common stock under this program at a total cost of $204.0 million, leaving $396.0 million available to be purchased under this program. We provide no assurance that we will continue our repurchase activity and we may change our repurchase activity in the future.

In addition, in the first quarter of 2010, we purchased 0.2 million shares for $1.5 million to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

14. Net Earnings Per Share

The following table sets forth the computation of net earnings per share:

	First Quarter
	4/2/10	4/3/09
Numerator:
Net earnings	$45.9	$6.5

Denominator:
Denominator for basic net earnings per share – weighted average shares outstanding	384.7	395.8
Effect of dilutive securities:
Employee stock options and restricted and performance stock awards	3.9	0.8

Denominator for diluted net earnings per share – adjusted weighted average shares outstanding and assumed conversions	388.6	396.6

Net earnings per share, basic	$0.12	$0.02

Net earnings per share, diluted	$0.12	$0.02

The number of securities excluded from the weighted average shares outstanding computation was 19.5 million in the first quarter of 2010 and 32.3 million in the first quarter of 2009 because the exercise price was greater than the average market price of the common shares; therefore, the effect would have been anti-dilutive.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Introduction and Overview of Business

Tellabs designs, develops and supports telecommunications networking products. We generate revenue principally through the sale of these products to communications service providers worldwide as both stand-alone network elements and as elements of integrated solutions. We also generate revenue by providing services to our customers. We operate in three business segments: Broadband, Transport and Services.

The Broadband segment includes data, access and managed access product portfolios that facilitate mobile communications, wireline business services and bundled consumer services.

•

Revenue from data products is driven by the need for wireless and wireline carriers to deliver next-generation mobile voice and Internet services and business-oriented voice, video and Internet services.

•	Revenue from access products is primarily driven by the need for wireline carriers to deliver bundled voice, video and Internet services to residential customers.

•	Revenue from managed access products is driven by the need for wireless and wireline carriers to deliver mobile voice and Internet services and business-oriented voice, video and Internet services.

The Transport segment includes optical networking systems, digital cross-connect systems and voice-quality enhancement products. Revenue for these products is driven by the needs of wireless and wireline carriers to deliver mobile services, business-oriented services and residential services.

The Services segment includes deployment, support, training and network design/consulting services. Revenue from deployment, support and training services arises primarily from the sales of products and continues to represent the majority of Services revenue, while network design/consulting services is the fastest growing part of the Services portfolio.

Tellabs operates in a dynamic industry. In recent years, customer consolidation has reduced overall industry capital spending, which has resulted in increased pricing pressure. In addition, customer spending is pressured and competition is heightened on a global basis by the current economic situation. Some equipment suppliers have consolidated in recent years. Heightened competition by these suppliers has also resulted in increased pricing pressure for Tellabs and some of its direct competitors.

Within this backdrop, we continue to transform the company with new products and services. The company is evolving from a business based primarily on the circuit-switched Time Division Multiplexing (TDM) technology used in our digital cross-connect and managed access products to a business based on the packet-switching and Internet Protocol (IP) technology used in our data and optical networking products. These new products are taking root as service providers transform their networks with next-generation capabilities.

Some of our products carry gross profit margins lower and some carry gross profit margins higher than the corporate average. While we have significantly improved the profitability of these products over time, the mix of products in any given quarter can affect overall profitability.

Management continues to define and implement initiatives to improve overall performance. On January 25, 2010, management initiated a restructuring plan that will enable Tellabs to shift investment from TDM (Time Division Multiplexing) to Ethernet and IP (Internet Protocol) products, move supply chain closer to our suppliers and reduce general and administrative expenses. This restructuring plan primarily implements workforce reductions. However, as a consequence of the Company’s increased focus on growth markets and growth products, we expect to hire people with different skill sets as needed around the world.

On January 25, 2010, the Board of Directors approved a cash dividend of $0.02 per share of outstanding common stock payable on February 26, 2010, to stockholders of record as of the close of business on February 12, 2010. As a result, we distributed $7.7 million to our stockholders through our first quarterly cash dividend during the first quarter of 2010. On April 29, 2010, the Board of Directors approved a cash dividend of $0.02 per share of outstanding common stock payable on May 28, 2010, to stockholders of record as of the close of business on May 14, 2010.

RESULTS OF OPERATIONS

We operate in three business segments: Broadband, Transport and Services. For the first quarter of 2010, total revenue was $379.7 million, up 5.0% compared with $361.7 million in the first quarter of 2009, as increased revenue in the Broadband and Services segments offset lower Transport-segment revenue.

Consolidated gross profit margin in the first quarter of 2010 was 50.7%, up 6.5 percentage points from 44.2% in the first quarter of 2009. The increase in gross margin was primarily the result of mix shifts in the Broadband segment: higher revenue from data products, which carry gross margins higher than corporate average, and lower revenue from access products, which carry gross margins below corporate average.

Operating expenses in the first quarter of 2010 were $156.5 million, compared with $151.0 million in the first quarter of 2009. The increase in operating expenses came primarily from increased restructuring and other charges and increased intangible asset amortization associated with the acquisition of WiChorus, Inc., (WiChorus) in December 2009.

Operating earnings in the first quarter of 2010 were $35.9 million, up $27.1 million from $8.8 million in the first quarter of 2009. Net earnings for the first quarter of 2010 were $45.9 million or $0.12 per share (basic and diluted), compared with $6.5 million or $0.02 per share (basic and diluted) in the first quarter of 2009. Net earnings for the first quarter of 2010 included tax benefits of $13.2 million from the reversal of tax accruals no longer required due to the expiration of a statute of limitations and $3.9 million from the recognition of net operating loss carry-forwards that had been offset previously by a valuation allowance.

Revenue (in millions)

	First Quarter
	2010	2009	Change
Products	$319.0	$308.0	3.6%
Services	60.7	53.7	13.0%

Total revenue	$379.7	$361.7	5.0%

Product revenue grew year-over-year as increased Broadband revenue more than offset slightly lower Transport revenue. Within Broadband, increased revenue from data products more than offset lower revenue from access and managed access products. The increase in Services revenue was driven primarily by increased deployment and professional services revenue.

Revenue from customers in North America in the first quarter of 2010 grew to $274.5 million (or 72% of total revenue) from $247.0 million (or 68% of total revenue) in the first quarter of 2009. Increased revenue from a North American carrier, which is using our data and transport products to expand mobile-network capacity, was partially offset by lower revenue in other areas, primarily access products. Internationally, increased revenue in Latin America was offset by lower revenue in the Asia-Pacific and the Europe, Middle East and Africa regions.

In the first quarter of 2010, revenue from our growth portfolio (the Tellabs® 6300 SDH transport system, the Tellabs® 7100 optical transport system, the Tellabs® 8600 managed edge system, the Tellabs® 8800 multiservice router series, the Tellabs® 9100 SmartCore™ platform, and professional services) increased to $214.9 million (or 57% of total revenue) from $140.7 million (or 39% of total revenue) in the first quarter of 2009. Our core portfolio (the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 8100 managed access system, the Tellabs® 8000 network manager, the Tellabs® 3000 voice-enhancement products, access products and deployment, training and support services) accounted for the balance of the revenue.

Gross Margin

	First Quarter
	2010	2009	% Point Change
Products	54.4%	45.9%	8.5%
Services	31.3%	34.1%	(2.8)%
Consolidated	50.7%	44.2%	6.5%

The increase in products gross margin was primarily the result of higher revenue from data products, which carry gross margins higher than corporate average, and lower revenue from access products, which carry gross margins below corporate average. Services gross margins declined in the first quarter of 2010, compared with the first quarter of 2009, as a result of the higher level of revenue from deployment services, which carry gross margins lower than the services average.

Operating Expenses (in millions)

	First Quarter			Percent of Revenue
	2010	2009	Change	2010	2009
Research and development	$69.2	$69.5	$(0.3)	18.2%	19.2%
Sales and marketing	45.1	42.4	2.7	11.9%	11.7%
General and administrative	24.8	26.4	(1.6)	6.5%	7.3%

Subtotal	139.1	138.3	0.8	36.6%	38.2%

Intangible asset amortization	7.4	6.0	1.4
Restructuring and other charges	10.0	6.7	3.3

Total operating expenses	$156.5	$151.0	$5.5

The increase in operating expenses is attributed to higher restructuring charges associated with a restructuring plan announced in January 2010, higher sales and marketing expenses due to increased incentive expenses, and additional intangible asset amortization expenses associated with the acquisition of WiChorus in December 2009.

Other Income (in millions)

	First Quarter
	2010	2009	Change
Interest income, net	$3.9	$5.2	$(1.3)
Other income (expense), net	2.7	(0.5)	3.2

Total other income	$6.6	$4.7	$1.9

Interest income, net, declined due to lower yields during the first quarter of 2010 compared with the first quarter of 2009. Other income (expense), net, improved in the first quarter of 2010, compared with the first quarter of 2009, primarily due to gains on sales of marketable securities in 2010, compared with losses in 2009.

Income Taxes

For the first quarter of 2010 we reported a tax benefit of $3.4 million, compared with a tax expense of $7.0 million for the first quarter of 2009. In the first quarter of 2010, we recorded a $13.2 million benefit associated with the reversal of tax accruals no longer required due to the expiration of a statute of limitations. We also benefited from the recognition of $3.9 million of domestic NOL carry-forwards that had been offset previously by a valuation allowance.

Segments

Segment Revenue (in millions)

	First Quarter
	2010	2009	Change
Broadband	$191.3	$178.3	7.3%
Transport	127.7	129.7	(1.5)%
Services	60.7	53.7	13.0%

Total revenue	$379.7	$361.7	5.0%

Segment Profit* (in millions)

	First Quarter
	2010	2009	Change
Broadband	$60.9	$34.3	77.6%
Transport	45.4	39.8	14.1%
Services	19.5	19.0	2.6%

Total segment profit	$125.8	$93.1	35.1%

*	We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, and the impact of equity-based compensation.

Broadband

Revenue

Revenue from the Broadband segment was $191.3 million in the first quarter of 2010, up 7.3% compared with $178.3 million in the first quarter of 2009 as increased revenue from data products offset lower revenue from access and managed access products.

Data product revenue was $130.9 million in the first quarter of 2010, up 107.8% from $63.0 million in the first quarter of 2009. Revenue from both the Tellabs® 8600 managed edge system and the Tellabs® 8800 multiservice router series increased in the year-over-year period. We are participating in large network builds in North America and internationally. The year-over-year increase in data revenue was driven primarily by a North American carrier that is expanding mobile-network capacity. In addition, we recognized revenue from the Tellabs® 9100 SmartCore™ platform for the second consecutive quarter since acquiring the platform in December 2009.

Access revenue was $30.1 million in the first quarter of 2010, compared with $64.1 million in the first quarter of 2009, primarily as a result of lower revenue from the Tellabs® 1600 Optical Networking Terminal (ONT) series. While ONT revenue can fluctuate on a quarter-by-quarter basis, we expect that overall access revenue will likely continue to decline.

Managed access revenue was $30.3 million in the first quarter of 2010, compared with $51.2 million in the first quarter of 2009. Revenue from both the Tellabs® 8100 managed access system and the Tellabs® 6300 SDH transport system declined, primarily in the Europe and Latin America regions, as customers around the world continued to migrate to our data products.

Segment Profit

Segment profit was $60.9 million in the first quarter of 2010, up 77.6% from $34.3 million in the first quarter of 2009. The increase in segment profit was driven primarily by the higher revenue from data products, which carry gross margins higher than corporate average, and lower revenue from access products, which carry gross margins below corporate average.

Transport

Revenue

Revenue from the Transport segment was $127.7 million in the first quarter of 2010, compared with $129.7 million in the first quarter of 2009. The slight decline is attributed to lower revenue from digital cross-connect systems, partially offset by increased revenue from optical transport systems.

Segment Profit

Segment profit was $45.4 million in the first quarter of 2010, up 14.1% compared with $39.8 million in the first quarter of 2009. The increase in segment profit was driven primarily by lower research and development spending.

Services

Revenue

Revenue from the Services segment was $60.7 million for the first quarter of 2010, up 13.0% from $53.7 million in the first quarter of 2009. Increased revenue was driven primarily from deployment and professional services.

Segment Profit

Segment profit was $19.5 million for the first quarter of 2010, up 2.6% from $19.0 million in the first quarter of 2009. The slight increase in segment profit is due to higher deployment services revenue.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained cash, cash equivalents and marketable securities of $1,146.8 million as of April 2, 2010, which increased by $42.0 million since year-end 2009. Cash generated from operating activities during the quarter amounted to $63.4 million.

During the first quarter of 2010, we distributed $7.7 million to our stockholders through our first quarterly cash dividend. We also repurchased 112,277 shares of common stock at a cost of $793,364. We provide no assurance as to a future declaration or payment of a cash dividend nor do we provide future assurance of a repurchase of common stock.

We believe that our investments are highly liquid instruments. We may rebalance the portfolio from time to time, which may affect the duration, credit structure and future income of investments.

Based on historical performance and current forecasts, we believe the company’s cash, cash equivalents and marketable securities will satisfy working capital needs, capital expenditures and other liquidity requirements related to existing operations for the next 12 months. Future available sources of working capital, including cash, cash equivalents, and marketable securities, cash generated from future operations, short-term or long-term financing, equity offerings or any combination of these sources, should allow us to meet our long-term liquidity needs. Current policy is to use cash, cash equivalents and marketable securities to fund business operations, to expand business, potentially through acquisitions, to repurchase common stock and pay a cash dividend.

GAAP Sequential Comparisons

We believe that comparing some quarterly Statement of Operations data on a sequential basis provides important supplemental information to management and investors regarding financial and business trends relating to our financial results. Commonly compared sequential comparisons of GAAP data include total revenue, segment revenue and profit, our geographic revenue split and the split between our growth and core portfolios. Comparing our first quarter 2010 results with the fourth quarter of 2009:

Total revenue in the first quarter of 2010 was $379.7 million, down 2% from $389.3 million in the fourth quarter of 2009. On a sequential basis, flat Broadband segment revenue was offset by lower revenue in the Transport and Services segments.

Total Broadband revenue for the first quarter of 2010 was $191.3 million, compared with $191.4 million in the prior quarter.

Within the Broadband segment, data revenue increased to $130.9 million from $90.5 million, driven by a North American carrier expanding mobile-network capacity. Access revenue, driven by an anticipated decline in revenue from the Tellabs® 1600 ONTs, declined to $30.1 million from $55.7 million. Managed access revenue, driven by declines in both the Tellabs® 8100 managed access system and the Tellabs® 6300 SDH transport system, declined to $30.3 million from $45.2 million. Broadband segment profit for the first quarter of 2010, driven by higher revenue from data products and lower revenue from access products, increased to $60.9 million from $44.4 million in the prior quarter.

Transport segment revenue for the first quarter of 2010 was $127.7 million, compared with $133.2 million in the prior quarter. Higher revenue from digital cross-connect systems was offset by lower revenue from optical transport systems. Transport segment profit for the first quarter of 2010, driven by higher cross-connect revenue and lower optical transport revenue, was $45.4 million, up slightly compared with $44.5 million in the prior quarter.

Services segment revenue for the first quarter of 2010 was $60.7 million, compared with $64.7 million in the prior quarter. Services segment profit for the first quarter of 2010, driven by the lower level of Services segment revenue, was $19.5 million, compared with $22.6 million in the prior quarter.

North American revenue in the first quarter of 2010 grew to $274.5 million (or 72% of total revenue) compared with $255.4 million (or 66% of total revenue) in the prior quarter. The increase was driven by a significant increase in revenue from data products. Internationally, revenue in first quarter of 2010 declined to $105.2 million (or 28% of total revenue) compared with $133.9 million (or 34% of total revenue) in the prior quarter. The decrease is attributable primarily to a decline in managed access products.

In the first quarter of 2010, revenue from our growth portfolio increased to $214.9 million (or 57% of total revenue) from $188.5 million (or 48% of total revenue) in the prior quarter. The core portfolio decreased to $164.8 million (or 43% of total revenue) from $200.7 million (or 52% of total revenue) in the prior quarter.

Non-GAAP Financial Measures and Comparisons

We believe that comparing some quarterly non-GAAP financial measures on a sequential basis provides important supplemental information to management and investors regarding financial and business trends relating to our financial results. Commonly compared non-GAAP financial data includes gross profit as a percentage of revenue, operating expenses, operating earnings, net earnings and net earnings per share. A complete reconciliation between non-GAAP financial measures and the GAAP financial measures, along with an explanation of why we believe non-GAAP measures to be of value to management and investors, is contained in the Reconciliation of Non-GAAP Adjustments provided on pages 25 through 27.

Comparing our first quarter 2010 results with the fourth quarter of 2009:

Non-GAAP gross profit margin in the first quarter of 2010 increased 5.4 percentage points to 50.9%, from 45.5% in the prior quarter. The change in gross margin was driven primarily by higher revenue from data products, which accounted for a little more than four points of improvement, and higher revenue from cross-connect systems, which accounted for about a point and a half of the improvement.

Non-GAAP operating expenses in the first quarter of 2010 increased to $134.4 million, from $127.9 million in the prior quarter. On a non-GAAP basis, the increase in operating expenses was driven primarily by the inclusion of a full quarter of expenses from our recent WiChorus acquisition and higher incentive compensation expense.

We calculate a separate tax expense and effective tax rate for GAAP and non-GAAP purposes. For the first quarter of 2010, for non-GAAP purposes, we used a 32% effective tax rate which represents our projected, long-term effective tax rate on non-GAAP pretax income.

Driven primarily by the higher level of gross profit margin, non-GAAP net earnings were $44.6 million or $0.12 per share basic and $0.11 per share diluted compared with $36.1 million or $0.09 per share (basic and diluted) in the prior quarter.

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	First Quarter 2010			First Quarter 2009
In millions, except per-share data	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenue
Products	$319.0	$—	$319.0	$308.0	$—	$308.0
Services	60.7	—	60.7	53.7	—	53.7

Total revenue	379.7	—	379.7	361.7	—	361.7

Cost of Revenue
Products (a)	145.6	(0.4)	145.2	166.5	(0.4)	166.1
Services (a)	41.7	(0.5)	41.2	35.4	(0.7)	34.7

Total cost of revenue	187.3	(0.9)	186.4	201.9	(1.1)	200.8

Gross Profit	192.4	0.9	193.3	159.8	1.1	160.9

Gross profit as a percentage of revenue	50.7%	0.2%	50.9%	44.2%	0.3%	44.5%

Gross profit as a percentage of revenue - products	54.4%	0.1%	54.5%	45.9%	0.2%	46.1%
Gross profit as a percentage of revenue - services	31.3%	0.7%	32.1%	34.1%	1.3%	35.4%

Operating Expenses
Research and development (a)	69.2	(1.7)	67.5	69.5	(1.7)	67.8
Sales and marketing (a)	45.1	(1.1)	44.0	42.4	(1.1)	41.3
General and administrative (a)	24.8	(1.9)	22.9	26.4	(1.5)	24.9
Intangible asset amortization (c)	7.4	(7.4)	—	6.0	(6.0)	—
Restructuring and other charges (d)	10.0	(10.0)	—	6.7	(6.7)	—

Total operating expenses	156.5	(22.1)	134.4	151.0	(17.0)	134.0

Operating Earnings	35.9	23.0	58.9	8.8	18.1	26.9

Operating earnings as a percentage of revenue	9.5%	6.1%	15.5%	2.4%	5.0%	7.4%

Other Income
Interest income, net	3.9	—	3.9	5.2	—	5.2
Other income (expense), net	2.7	—	2.7	(0.5)	—	(0.5)

Total other income	6.6	—	6.6	4.7	—	4.7

Earnings Before Income Tax	42.5	23.0	65.5	13.5	18.1	31.6
Income tax benefit (expense) (f)	3.4	(24.3)	(20.9)	(7.0)	(2.3)	(9.3)

Net Earnings	$45.9	$(1.3)	$44.6	$6.5	$15.8	$22.3

Weighted Average Shares Outstanding
Basic	384.7		384.7	395.8		395.8

Diluted	388.6		388.6	396.6		396.6

Net Earnings Per Share
Basic	$0.12	$—	$0.12	$0.02	$0.04	$0.06

Diluted	$0.12	$(0.01)	$0.11	$0.02	$0.04	$0.06

(1)	Reconciliation of non-GAAP Adjustments

In addition to reporting financial results in accordance with U.S. generally accepted accounting principles (GAAP), Tellabs, Inc. has provided non-GAAP financial measures as additional information for its operating results. These measures have not been prepared in accordance with GAAP and may be different from measures used by other companies. Whenever we use non-GAAP financial measures, we designate these measures, which exclude the effect of certain charges, as “adjusted” and provide a reconciliation of non-GAAP financial measures to the most closely applicable GAAP financial measure. The non-GAAP financial measures eliminate certain items of expenses and losses from cost of revenue, operating expenses, other income and expenses, and income taxes. Management believes that this presentation allows investors to better evaluate the current operational and financial performance of our business and facilitate comparisons to historical results of operations. Management uses these measures for reviewing our financial results and for business planning and performance management. Management discloses this information publicly along with a reconciliation of the comparable GAAP amounts, to provide access to the detail and general nature of adjustments made to GAAP financial results. While some of these excluded items have been periodically reported in our statements of operations, including significant restructuring and other charges, their occurrence in future periods depends on future business and economic factors, among other evaluation criteria, and the occurrence of such events and factors may frequently be beyond the control of management.

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	First Quarter 2010			Fourth Quarter 2009
In millions, except per-share data	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenue
Products	$319.0	$—	$319.0	$324.6	$—	$324.6
Services	60.7	—	60.7	64.7	—	64.7

Total revenue	379.7	—	379.7	389.3	—	389.3

Cost of Revenue
Products (a)	145.6	(0.4)	145.2	170.5	(0.3)	170.2
Services (a)	41.7	(0.5)	41.2	42.6	(0.5)	42.1

Total cost of revenue	187.3	(0.9)	186.4	213.1	(0.8)	212.3

Gross Profit	192.4	0.9	193.3	176.2	0.8	177.0

Gross profit as a percentage of revenue	50.7%	0.2%	50.9%	45.3%	0.2%	45.5%

Gross profit as a percentage of revenue - products	54.4%	0.1%	54.5%	47.5%	0.1%	47.6%
Gross profit as a percentage of revenue - services	31.3%	0.7%	32.1%	34.2%	0.7%	34.9%

Operating Expenses
Research and development (a)	69.2	(1.7)	67.5	67.1	(1.5)	65.6
Sales and marketing (a)	45.1	(1.1)	44.0	42.0	(1.0)	41.0
General and administrative (a), (b)	24.8	(1.9)	22.9	24.8	(3.5)	21.3
Intangible asset amortization (c)	7.4	(7.4)	—	6.6	(6.6)	—
Restructuring and other charges (d)	10.0	(10.0)	—	0.6	(0.6)	—

Total operating expenses	156.5	(22.1)	134.4	141.1	(13.2)	127.9

Operating Earnings	35.9	23.0	58.9	35.1	14.0	49.1

Operating earnings as a percentage of revenue	9.5%	6.1%	15.5%	9.0%	3.6%	12.6%

Other Income
Interest income, net	3.9	—	3.9	4.5	—	4.5
Other income (expense), net (e)	2.7	—	2.7	(0.9)	0.4	(0.5)

Total other income	6.6	—	6.6	3.6	0.4	4.0

Earnings Before Income Tax	42.5	23.0	65.5	38.7	14.4	53.1
Income tax benefit (expense) (f)	3.4	(24.3)	(20.9)	23.4	(40.4)	(17.0)

Net Earnings	$45.9	$(1.3)	$44.6	$62.1	$(26.0)	$36.1

Weighted Average Shares Outstanding
Basic	384.7		384.7	385.5		385.5

Diluted	388.6		388.6	387.9		387.9

Net Earnings Per Share
Basic	$0.12	$—	$0.12	$0.16	$(0.07)	$0.09

Diluted	$0.12	$(0.01)	$0.11	$0.16	$(0.07)	$0.09

(1)	Reconciliation of non-GAAP Adjustments

In addition to reporting financial results in accordance with U.S. generally accepted accounting principles (GAAP), Tellabs, Inc. has provided non-GAAP financial measures as additional information for its operating results. These measures have not been prepared in accordance with GAAP and may be different from measures used by other companies. Whenever we use non-GAAP financial measures, we designate these measures, which exclude the effect of certain charges, as “adjusted” and provide a reconciliation of non-GAAP financial measures to the most closely applicable GAAP financial measure. The non-GAAP financial measures eliminate certain items of expenses and losses from cost of revenue, operating expenses, other income and expenses, and income taxes. Management believes that this presentation allows investors to better evaluate the current operational and financial performance of our business and facilitate comparisons to historical results of operations. Management uses these measures for reviewing our financial results and for business planning and performance management. Management discloses this information publicly along with a reconciliation of the comparable GAAP amounts, to provide access to the detail and general nature of adjustments made to GAAP financial results. While some of these excluded items have been periodically reported in our statements of operations, including significant restructuring and other charges, their occurrence in future periods depends on future business and economic factors, among other evaluation criteria, and the occurrence of such events and factors may frequently be beyond the control of management.

Footnotes to reconciliation of non-GAAP adjustments:

(a) The adjustments to cost of revenue, research and development, sales and marketing, and general and administrative expenses reflect equity-based compensation expense. Because of varying available valuation methodologies, subjective assumptions, and the variety of award types, which affect the calculations of equity-based compensation, we believe that the exclusion of equity-based compensation expense allows for more accurate comparisons of our operating results to our peer companies. In addition, we believe this non-cash GAAP measure is not indicative of our core operating performance.

(b) We excluded certain expenses resulting from the acquisition and integration of WiChorus, Inc. in the fourth quarter of 2009 to evaluate our continuing operational performance. For the fourth quarter of 2009, the adjustment was $1.8 million in general and administrative expenses. Although these expenses are reflected in our GAAP financials, they may limit the comparability of our on-going operations with prior and future periods.

(c) We exclude amortization of intangible assets resulting from acquisitions to evaluate our continuing operational performance. The amortization of purchased intangible assets associated with acquisitions results in our recording expense in our GAAP financial statements that were already expensed by the acquired company before the acquisition and for which we have not expended cash. We believe this non-cash GAAP measure is not indicative of our core operating performance. Accordingly, we analyze the performance of our operations without regard to such expenses.

(d) We exclude restructuring and other charges because we believe that they are not related directly to the underlying performance of our core business operations. Restructuring and other charges result from events that often occur outside of the ordinary course of continuing operations. Although these events are reflected in our GAAP financials, these transactions may limit the comparability of our on-going operations with prior and future periods.

(e) The $0.4 million adjustment to Other income in the fourth quarter of 2009 reflects a loss on the write-down of long-term equity investments in partnerships and start-up technology companies.

(f) We calculate a separate tax expense and effective tax rate for GAAP and for non-GAAP purposes. For the first quarter of 2010, for non-GAAP purposes, we use a 32% effective tax rate which represents our projected, long term effective tax rate on non-GAAP pretax income. For the first quarter of 2009 and the fourth quarter of 2009, the tax adjustment takes into account the impact of (i) the effect on our global effective tax rate of adjusting pretax earnings in multiple jurisdictions at differing tax rates; and (ii) the valuation allowance maintained against our domestic deferred tax assets, which is included in our GAAP expense but excluded from our non-GAAP expense. In the fourth quarter of 2009, non-GAAP tax expense excluded a $24.2 million benefit for the release of valuation allowance related to the accounting for the WiChorus acquisition; a $7.0 million benefit for the release of valuation allowance from the carry-back of net operating losses and other benefits related to prior periods; and a $7.0 million benefit for the release of valuation allowance related to the use of loss carryforwards to reduce fourth quarter 2009 domestic pretax income.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no material changes in our critical accounting policies during the quarter.

Outlook

We expect second-quarter 2010 revenue to grow 10% to 12%, compared with the first quarter of 2010. We expect second-quarter gross margin to be similar to first-quarter gross margin, plus or minus one or two points, depending on product mix. For the full year 2010, we expect our gross margin to be in the high 40s, plus or minus. We expect second-quarter 2010 non-GAAP operating expenses, to be up in dollars, in the low $140 millions, but down as a percentage of revenue. Our expected non-GAAP operating expenses exclude approximately $6 million in equity-based compensation expense. We expect a second-quarter non-GAAP tax rate of about 32%.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q, including the statements under the caption “Outlook for Second Quarter”, contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on current and available information at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “project,” “intend,” “likely,” “will,” “should,” “could,” “may,” “foreseeable,” “would” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: overall negative economic conditions generally and disruptions in credit and capital markets, including specific impacts of these conditions on the telecommunications industry; financial condition of telecommunications service providers, equipment vendors and contract manufacturers, including the impact of any bankruptcies; the impact of customer and vendor consolidation; integration of a new business; successful expansion into adjacent markets with new and existing products and platforms; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; initiatives to improve profitability that may have financial consequences including further restructuring charges and the ability to realize anticipated savings under such cost-reduction initiatives; exiting businesses and product areas; impairment charges and other cost cutting initiatives and related charges and costs; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies; charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of our most recently filed Form 10-K. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors are advised not to rely on these forward-looking statements when making investment decisions. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the risk factors, financial statements and related notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended January 1, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 2, 2010, there were no material changes to the market risks disclosure, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended January 1, 2010.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as of April 2, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 6,487,686, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On March 21, 2008, Tellabs filed its answer, defenses and counterclaims in response to the complaint. A trial date had been set for May 10, 2010, in the Eastern District of Texas, however on July 7, 2009, the court granted Tellabs’ motion to transfer and issued an order transferring the action to the United States District Court for the Northern District of Illinois. On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action instituted by Tellabs against Fujitsu in the Northern District of Illinois. The parties currently remain in the discovery phase, and no trial date has yet been set. The parties expect the Court to conduct a Markman hearing later this year. We believe that we have valid defenses to the lawsuit and Tellabs will continue to defend itself accordingly.

Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications Inc. On June 11, 2008, Tellabs Operations, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against Fujitsu Limited and Fujitsu Network Communications, Inc. in a case captioned Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications, Inc. Civil Action No. 1:08-cv-3379. The complaint alleges infringement of Tellabs Operations, Inc.’s U.S. Patent No. 7,369,772, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 5, 2008, each of Fujitsu Limited and Fujitsu Network Communications, Inc. served its answer, defenses and counterclaims in response to the complaint. Fujitsu Limited also brought counterclaims against Tellabs, Inc. and Tellabs Operations, Inc. alleging infringement of two U.S. patents, seeking unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 22, 2008, Tellabs Operations, Inc. filed its answer to the counterclaims of Fujitsu Network Communications, Inc., and also filed its counterclaims and reply to counterclaims of Fujitsu Limited. On that same date, Tellabs, Inc. filed its answer and counterclaims against Fujitsu Limited. On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action filed by Fujitisu transferred to the Northern District of Illinois by the Eastern District of Texas. The parties currently remain in the discovery phase, and no trial date has yet been set. The parties expect the Court to conduct a Markman hearing later this year. We believe that we have valid defenses to Fujitsu’s counterclaims and Tellabs will continue to defend itself accordingly.

Telcordia Technologies Inc. v. Tellabs, Inc. On May 4, 2009, Telcordia Technologies, Inc. filed a complaint against Tellabs in the United States District Court for the District of New Jersey in a case captioned Telcordia Technologies Inc. v. Tellabs, Inc., Civil Action No. 2:09-cv-02089. The complaint alleges infringement of U.S. Patent Nos. 4,893,306, 4,835,763 and Re. 36,633, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On July 27, 2009, Telcordia filed a first amended complaint adding Tellabs Operations, Inc. and Tellabs North America, Inc. as additional defendants. On September 1, 2009, Tellabs filed answers, defenses and counterclaims in response to the first amended complaint. On December 15, 2009, the Court granted Tellabs’ motion to transfer, which resulted in a transfer of the action to the United States District Court for the District of Delaware. The parties are in the early phases of discovery. A trial date has not yet been set. We believe that we have valid defenses to the lawsuit.

Apart from the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Based on our historical experience for these types of litigation, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2010. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no other material changes to the risk factors included in our Annual Report for the year ended January 1, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) [1]
1/2/10 through 2/5/10	31,946	$6.43	31,946	$396.0
2/6/10 through 3/5/10	25,712	$6.82	25,712	$396.0
3/6/10 through 4/2/10	54,619	$7.56	54,619	$396.0

Total	112,277	$7.07	112,277

[1]

The amounts in this column represent the remaining amounts under the current $600 million program described above. The Rule10b5-1 repurchase program described below does not have a repurchase amount limit; therefore, it is not included in the remaining value of shares.

We repurchase outstanding common stock under Rule 10b5-1. We intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock in the manner provided under this program. As of April 2, 2010, we have purchased 7.6 million shares of our common stock under this program since February 2006, at a total cost of $94.2 million, including $0.8 million (0.1 million shares) in the first quarter of 2010.

On November 8, 2007, our Board of Directors authorized a repurchase program of up to $600 million of outstanding common stock. As of April 2, 2010, we purchased 32.4 million shares of our common stock under this program at a total cost of $204.0 million, leaving $396.0 million available to be purchased under this program. We provide no assurance that we will continue our repurchase activity and we may change our repurchase activity in the future.

In addition, in the first quarter of 2010, we purchased 0.2 million shares for $1.5 million to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

Item 6. Exhibits

(A) Exhibits

10.35	2010 Form of Performance Units Award Statement and Terms

10.36	Tellabs 401(k) Plan as Amended and Restated Effective January 1, 2009

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.
(Registrant)

/s/ Thomas P. Minichiello
Thomas P. Minichiello
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer and duly authorized officer)

May 11, 2010
(Date)