Form 10-Q
period 2010-07-02
TELLABS INC
filed 2010-08-10
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

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

Common Shares, $0.01 Par Value – 381,401,062 shares outstanding on July 30, 2010.

TELLABS, INC.

PART I . FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarter		Six Months
	7/2/10	7/3/09	7/2/10	7/3/09
In millions, except per-share data
Revenue
Products	$361.8	$329.0	$680.8	$637.0
Services	60.9	56.4	121.6	110.1

Total revenue	422.7	385.4	802.4	747.1

Cost of Revenue
Products	155.7	181.1	301.3	347.6
Services	40.9	36.8	82.6	72.2

Total cost of revenue	196.6	217.9	383.9	419.8

Gross Profit	226.1	167.5	418.5	327.3

Gross profit as a percentage of revenue	53.5%	43.5%	52.2%	43.8%

Gross profit as a percentage of revenue - products	57.0%	45.0%	55.7%	45.4%
Gross profit as a percentage of revenue - services	32.8%	34.8%	32.1%	34.4%

Operating Expenses
Research and development	71.3	66.3	140.5	135.8
Sales and marketing	43.8	40.9	88.9	83.3
General and administrative	24.9	25.7	49.7	52.1
Intangible asset amortization	7.4	6.0	14.8	12.0
Restructuring and other charges	(0.5)	4.1	9.5	10.8

Total operating expenses	146.9	143.0	303.4	294.0

Operating Earnings	79.2	24.5	115.1	33.3

Operating earnings as a percentage of revenue	18.7%	6.4%	14.3%	4.5%

Other Income
Interest income, net	3.0	5.7	6.9	10.9
Other income, net	2.1	0.5	4.8	—

Total other income	5.1	6.2	11.7	10.9

Earnings Before Income Tax	84.3	30.7	126.8	44.2
Income tax expense	(20.2)	(15.0)	(16.8)	(22.0)

Net Earnings	$64.1	$15.7	$110.0	$22.2

Weighted Average Shares Outstanding
Basic	385.4	396.2	385.0	396.0

Diluted	389.9	397.6	389.5	397.2

Net Earnings Per Share
Basic	$0.17	$0.04	$0.29	$0.06

Diluted	$0.16	$0.04	$0.28	$0.06

Cash Dividends Per Share	$0.02	$—	$0.04	$—

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	7/2/10	1/1/10
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$350.9	$154.0
Investments in marketable securities	843.5	950.8

Total cash, cash equivalents and marketable securities	1,194.4	1,104.8

Other marketable securities	223.1	252.8
Accounts receivable, net of allowances of $1.3 and $1.4	339.4	334.2
Inventories
Raw materials	25.9	24.0
Work in process	2.6	3.8
Finished goods	107.2	99.9

Total inventories	135.7	127.7
Income taxes	25.5	24.2
Miscellaneous receivables and other current assets	44.0	54.4

Total Current Assets	1,962.1	1,898.1

Property, Plant and Equipment
Land	20.4	21.2
Buildings and improvements	192.4	199.6
Equipment	403.0	415.9

Total property, plant and equipment	615.8	636.7
Accumulated depreciation	(366.1)	(366.1)

Property, plant and equipment, net	249.7	270.6
Goodwill	206.6	207.2
Intangible Assets, Net of Amortization	108.4	123.2
Other Assets	119.6	123.7

Total Assets	$2,646.4	$2,622.8

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$76.4	$71.5
Accrued compensation	72.3	82.0
Restructuring and other charges	13.0	9.8
Income taxes	100.6	80.8
Loan related to other marketable securities	223.1	252.8
Deferred revenue	62.1	31.3
Other accrued liabilities	70.6	81.2

Total Current Liabilities	618.1	609.4

Long-Term Restructuring Liabilities	4.2	7.2
Income Taxes	29.3	41.9
Other Long-Term Liabilities	49.4	49.4

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 500,899,949 and 497,734,039 shares issued	5.0	5.0
Additional paid-in capital	1,530.3	1,511.2
Treasury stock, at cost: 115,962,680 and 113,457,637 shares	(1,059.2)	(1,037.9)
Retained earnings	1,391.4	1,296.8
Accumulated other comprehensive income	77.9	139.8

Total Stockholders’ Equity	1,945.4	1,914.9

Total Liabilities and Stockholders’ Equity	$2,646.4	$2,622.8

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	7/2/10	7/3/09
In millions
Operating Activities
Net earnings	$110.0	$22.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39.1	37.2
Loss on disposal of property, plant and equipment	0.2	0.4
Equity-based compensation	13.2	11.2
Deferred income taxes	(0.5)	11.7
Restructuring and other charges	9.5	10.8
Excess tax benefits from equity-based compensation	0.6	—
Net changes in assets and liabilities:
Accounts receivable	(22.9)	26.7
Inventories	(8.7)	34.7
Miscellaneous receivables and other current assets	4.8	5.9
Other assets	3.8	4.3
Accounts payable	7.0	(22.2)
Restructuring and other charges	(6.5)	(13.6)
Deferred revenue	33.1	8.9
Other accrued liabilities	(13.2)	(21.0)
Income taxes	3.6	(9.1)
Other long-term liabilities	0.3	(0.1)

Net Cash Provided by Operating Activities	173.4	108.0

Investing Activities
Capital expenditures	(14.1)	(14.1)
Proceeds on disposals of property, plant and equipment	—	0.3
Payments for purchases of investments	(923.7)	(719.6)
Proceeds from sales and maturities of investments	1,002.8	452.4

Net Cash Provided by (Used for) Investing Activities	65.0	(281.0)

Financing Activities
Proceeds from issuance of common stock under stock plans	6.7	—
Repurchase of common stock	(21.3)	(1.0)
Excess tax benefits from equity-based compensation	(0.6)	—
Dividends paid	(15.4)	—

Net Cash Used for Financing Activities	(30.6)	(1.0)

Effect of Exchange Rate Changes on Cash	(10.9)	2.2

Net Increase (Decrease) in Cash and Cash Equivalents	196.9	(171.8)
Cash and Cash Equivalents - Beginning of Year	154.0	376.1

Cash and Cash Equivalents - End of Period	$350.9	$204.3

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

2. New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued new authoritative guidance on the milestone method of revenue recognition. The milestone method applies to research and development arrangements in which one or more payments are contingent upon achieving uncertain future events or circumstances. This guidance defines a milestone and provides criteria for determining whether the milestone method is appropriate. This standard is effective for milestones achieved in fiscal years beginning on or after June 15, 2010, on a prospective basis, with earlier application permitted. This standard will not have a material impact on our financial statements.

In October 2009, the FASB issued new authoritative guidance on accounting for revenue arrangements with multiple deliverables. This new standard provides principle and application guidance on whether multiple deliverables exist and how the arrangement should be separated. It also requires an entity to allocate revenue using estimated selling prices of deliverables, in the absence of vendor-specific objective evidence or third party evidence of selling price, apportioned to each deliverable using the relative selling price method. This standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, on a prospective basis, with earlier application permitted. We are evaluating when to adopt this standard. Currently, we are not able to estimate the impact this new standard will have on our financial statements.

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

3. Restructuring and Other Charges

On January 25, 2010, management initiated a restructuring plan that will enable us to shift investment from TDM (Time Division Multiplexing) to Ethernet and IP (Internet Protocol) products, move our supply chain closer to suppliers and reduce general and administrative expenses. We expect to record pretax charges through the first quarter of 2011 in the range of $9 million to $10 million. The pretax charges will consist of about $7 million for workforce reductions of approximately 200 employees and $2 million to $3 million for facility- and asset-related charges. Cash payments under this plan are expected to be in the range of $7 million to $8 million. In the second quarter of 2010, we recorded $0.1 million for facility- and asset-related charges and a reduction of $0.1 million related to severance. For the first six months of 2010, we recorded $9.5 million, of which $7.0 million is for severance and $2.5 million is for facility- and asset-related charges. By segment, total charges to date under this plan are $5.9 million for Broadband, $3.4 million for Transport, and $0.2 million for Services. Actions under this plan are expected to be completed by the end of the first quarter of 2011.

On July 6, 2009, management initiated a restructuring plan as we align costs with customer spending and then current market conditions. The cost and cash payments under this plan are expected to be about $6 million primarily for workforce reductions of approximately 150 employees. We recorded a reduction of $0.2 million relating to this plan in the second quarter of 2010 consisting of a reduction to severance of $0.4 million and an increase of $0.2 million for facility- and asset-related charges. We recorded $0.3 million for the first six months of 2010, of which $0.1 million is for severance and $0.2 million is for facility- and asset-related charges. The cumulative pretax restructuring charges incurred to date for this plan are $5.7 million primarily in severance charges for workforce reductions. By segment, total charges to date under this plan are $1.7 million for Broadband, $1.8 million for Transport, and $2.2 million for Services. Restructuring actions under this plan are expected to be completed by the end of the fourth quarter of 2010.

In addition, we recorded a net reduction of $0.3 million to previous restructuring plans for the second quarter and the first six months of 2010 for facility-related activities.

As of July 2, 2010, we had $17.1 million accrued for restructuring plans. The 2010 restructuring plan balance of $5.1 million consists of cash severance that we expect to pay through the second quarter of 2011. The 2009 restructuring plan balance of $1.9 million consists of cash severance that we expect to pay through the first quarter of 2011. The $10.1 million balance for previous restructuring plans relates to net lease obligations that expire through 2015.

The following table summarizes restructuring and other charges recorded for the plans mentioned above, as well as adjustments to reserves recorded for prior restructurings:

	Second Quarter		Six Months
	7/2/10	7/3/09	7/2/10	7/3/09
Severance and other termination benefits	$(0.5)	$5.2	$7.1	$6.8
Facility- and asset-related charges	—	(1.1)	2.4	4.0

Total restructuring and other charges	$(0.5)	$4.1	$9.5	$10.8

The following table summarizes restructuring and other charges activity by segment for the second quarter and first six months of 2010 and the status of the reserves at July 2, 2010:

		Second Quarter Activity
	Balance at 4/2/10	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 7/2/10
2010 Restructuring Plan
Broadband	$4.4	$0.3	$(0.7)	$(0.4)	$3.6
Transport	2.0	(0.4)	(0.3)	0.1	1.4
Services	0.1	0.1	(0.1)	—	0.1

Subtotal 2010 Restructuring Plan	6.5	—	(1.1)	(0.3)	5.1

2009 Restructuring Plan
Broadband	0.9	(0.1)	(0.2)	(0.1)	0.5
Transport	0.7	(0.1)	(0.2)	(0.1)	0.3
Services	1.4	—	(0.3)	—	1.1

Subtotal 2009 Restructuring Plan	3.0	(0.2)	(0.7)	(0.2)	1.9

Previous Restructuring Plans
Broadband	7.0	—	(0.6)	—	6.4
Transport	4.8	(0.3)	(0.8)	—	3.7

Subtotal Previous Restructuring Plans	11.8	(0.3)	(1.4)	—	10.1

Total All Restructuring Plans	$21.3	$(0.5)	$(3.2)	$(0.5)	$17.1

		Six Months Activity
	Balance at 1/1/10	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 7/2/10
2010 Restructuring Plan
Broadband	$—	$5.9	$(1.0)	$(1.3)	$3.6
Transport	—	3.4	(0.6)	(1.4)	1.4
Services	—	0.2	(0.1)	—	0.1

Subtotal 2010 Restructuring Plan	—	9.5	(1.7)	(2.7)	5.1

2009 Restructuring Plan
Broadband	1.1	0.2	(0.7)	(0.1)	0.5
Transport	1.0	—	(0.6)	(0.1)	0.3
Services	1.5	0.1	(0.5)	—	1.1

Subtotal 2009 Restructuring Plan	3.6	0.3	(1.8)	(0.2)	1.9

Previous Restructuring Plans
Broadband	7.7	—	(1.3)	—	6.4
Transport	5.7	(0.3)	(1.7)	—	3.7

Subtotal Previous Restructuring Plans	13.4	(0.3)	(3.0)	—	10.1

Total All Restructuring Plans	$17.0	$9.5	$(6.5)	$(2.9)	$17.1

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

Fair value is measured as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy was established, which prioritizes the inputs used in measuring fair value as follows:

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

Assets and liabilities measured at fair value on a recurring basis are:

		Fair Value Measurements at July 2, 2010
	Balance at 7/2/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$242.4	$242.4	$—	$—
Municipal tax-exempt debt obligations	33.3	—	33.3	—
Corporate debt obligations guaranteed by FDIC	114.9	—	114.9	—
Corporate debt obligations	37.1	—	37.1	—
Mortgaged backed debt obligations guaranteed by GNMA	141.9	—	141.9	—
Certificates of deposit guaranteed by FDIC	9.7	—	9.7	—
Foreign government debt obligations	198.4	—	198.4	—
Foreign corporate debt obligations guaranteed by foreign governments	65.8	—	65.8	—

Subtotal	843.5	242.4	601.1	—
Other marketable securities	223.1	223.1	—	—
Derivative financial instruments	0.1	—	0.1	—

Total Assets	$1,066.7	$465.5	$601.2	$—

Liabilities
Loan related to other marketable securities	$223.1	$223.1	$—	$—
Derivative financial instruments	0.9	—	0.9	—

Total Liabilities	$224.0	$223.1	$0.9	$—

		Fair Value Measurements at January 1, 2010
	Balance at 1/1/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$223.9	$223.9	$—	$—
U.S. government-sponsored enterprise (agency) debt obligations	32.6	—	32.6	—
Municipal tax-exempt debt obligations	47.3	—	47.3	—
Corporate debt obligations guaranteed by FDIC	163.7	—	163.7	—
Corporate debt obligations	41.4	—	41.4	—
Mortgaged backed debt obligations guaranteed by GNMA	129.8	—	129.8	—
Certificates of deposit guaranteed by FDIC	8.6	—	8.6	—
Foreign government debt obligations	267.0	—	267.0	—
Foreign corporate debt obligations guaranteed by foreign governments	36.5	—	36.5	—

Subtotal	950.8	223.9	726.9	—
Other marketable securities	252.8	252.8	—	—
Derivative financial instruments	1.3	—	1.3	—

Total Assets	$1,204.9	$476.7	$728.2	$—

Liabilities
Loan related to other marketable securities	$252.8	$252.8	$—	$—
Derivative financial instruments	1.9	—	1.9	—

Total Liabilities	$254.7	$252.8	$1.9	$—

5. Investments

We account for investments in marketable securities at fair value, with the unrealized gain or loss, less deferred income taxes, shown as a separate component of stockholders’ equity. We base realized gains and losses on specific identification of the security sold. At July 2, 2010, and January 1, 2010, available-for-sale marketable securities consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
July 2, 2010
U.S. government debt obligations	$241.7	$0.7	$—	$242.4
Municipal tax-exempt debt obligations	33.1	0.2	—	33.3
Corporate debt obligations guaranteed by FDIC	114.2	0.7	—	114.9
Corporate debt obligations	36.5	0.6	—	37.1
Mortgaged backed debt obligations guaranteed by GNMA	140.8	1.3	(0.2)	141.9
Certificates of deposit guaranteed by FDIC	9.7	—	—	9.7
Foreign government debt obligations	196.0	2.5	(0.1)	198.4
Foreign corporate debt obligations guaranteed by foreign governments	65.0	0.8	—	65.8

Total	$837.0	$6.8	$(0.3)	$843.5

January 1, 2010
U.S. government debt obligations	$223.6	$0.5	$(0.2)	$223.9
U.S. government-sponsored enterprise (agency) debt obligations	32.3	0.3	—	32.6
Municipal tax-exempt debt obligations	46.9	0.4	—	47.3
Corporate debt obligations guaranteed by FDIC	162.2	1.6	(0.1)	163.7
Corporate debt obligations	40.9	0.5	—	41.4
Mortgaged backed debt obligations guaranteed by GNMA	128.8	1.5	(0.5)	129.8
Certificates of deposit guaranteed by FDIC	8.6	—	—	8.6
Foreign government debt obligations	264.7	2.7	(0.4)	267.0
Foreign corporate debt obligations guaranteed by foreign governments	35.9	0.6	—	36.5

Total	$943.9	$8.1	$(1.2)	$950.8

Of the available-for-sale debt obligations at July 2, 2010, $187.6 million have contractual maturities of less than 12 months, $514.0 million have contractual maturities of greater than one year up to five years and $141.9 million have contractual maturities greater than five years.

Gross unrealized gains and losses related to fixed-income securities were caused by interest rate fluctuations. We review investments held with unrealized losses to determine if the loss is other-than-temporary. We evaluated near-term prospects of the security in relation to the severity and duration of the unrealized loss. We also assessed our intent to sell the security, whether it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover its entire amortized cost basis. Based on our review, we do not intend to sell these securities and believe that they will recover their entire amortized cost basis; therefore, we do not consider these investments to be other-than-temporarily impaired at July 2, 2010. No other-than-temporary impairments were recorded in the second quarter and first six months of 2010.

Investments in marketable securities with unrealized losses at July 2, 2010, and January 1, 2010, were as follows:

	Unrealized Loss Less than 12 months		Unrealized Loss Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
July 2, 2010
Mortgaged backed debt obligations guaranteed by GNMA	$22.7	$(0.2)	$—	$—	$22.7	$(0.2)
Foreign government debt obligations	41.3	(0.1)	—	—	41.3	(0.1)

Total	$64.0	$(0.3)	$—	$—	$64.0	$(0.3)

January 1, 2010
U.S. government debt obligations	$48.6	$(0.2)	$—	$—	$48.6	$(0.2)
Corporate debt obligations guaranteed by FDIC	15.9	(0.1)	—	—	15.9	(0.1)
Mortgaged backed debt obligations guaranteed by GNMA	39.9	(0.5)	—	—	39.9	(0.5)
Foreign government debt obligations	94.8	(0.4)	—	—	94.8	(0.4)

Total	$199.2	$(1.2)	$—	$—	$199.2	$(1.2)

The following table presents gross realized gains and losses related to fixed income investments for the three months and six months ending July 2, 2010, and July 3, 2009:

	Second Quarter		Six Months
	7/2/10	7/3/09	7/2/10	7/3/09
Gross realized gains	$4.5	$2.5	$7.9	$3.8
Gross realized losses	(0.2)	(0.1)	(0.4)	(1.4)

Total	$4.3	$2.4	$7.5	$2.4

As a result of the acquisition of Advanced Fibre Communications, Inc. (AFC) in 2004, we acquired 10.6 million shares of Cisco common stock, shown as Other marketable securities in Current Assets. AFC owned this stock as a result of its investment in privately held Cerent Corporation, which was acquired by Cisco in 1999. In 2000, AFC entered into two three-year hedge contracts, pledging all of the Cisco stock to secure the obligations under the contracts. When the hedge contracts matured in 2003, AFC entered into stock loan agreements with a lender, borrowing 10.6 million shares of Cisco stock to settle the hedge contracts on the Cisco stock. The aggregate amount of the fair values of those stock loans is reflected as a current liability on the balance sheets as of July 2, 2010, and January 1, 2010. The values of both the asset and liability move in tandem with each other since each is based on the number of shares we hold at the current stock price. At July 2, 2010, Other marketable securities and Loan related to other marketable securities was $223.1 million at a market price of $21.13 per share and $252.8 million at a market price of $23.94 per share at January 1, 2010. The fees associated with the stock loan agreement were $0.4 million for the second quarter of 2010 and 2009, $0.8 million for the first six months of 2010, and $0.7 million for the first six months of 2009.

In addition to the above investments, we maintain investments in partnerships and start-up technology companies. We record these investments in Other Assets, at cost. These investments totaled $10.6 million at July 2, 2010, and $7.2 million at January 1, 2010. We review each investment quarterly, including historical and projected financial performance, expected cash needs and recent funding events. We recognize other-than-temporary impairments if the market value of the investment is below its cost basis for an extended period of time or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. No other-than-temporary impairments were recorded for the second quarter and first six months of 2010 and 2009.

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

Cash Flow Hedges

We use foreign currency forward and option contracts, designated as cash flow hedges, to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conduct monthly effectiveness tests of these hedging relationships on a spot-to-spot basis, excluding forward points. Effective gains and losses from derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions occur, at which time they are reclassified to Total cost of revenue. Ineffectiveness is recorded to Other income, net. If it becomes probable that an anticipated transaction that was hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other income, net. At July 2, 2010, we did not have any cash flow hedges outstanding. We continue to monitor the company’s overall currency exposure and may elect to add additional cash flow hedges in the future if deemed necessary.

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency of the Tellabs entity entering into the transaction are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income. These derivative contracts are not designated as hedges. At July 2, 2010, we held non-designated foreign currency forward contracts in twelve currencies, with a gross notional equivalent of $146.6 million.

Net Investment Hedges

We entered into three-month foreign currency forward contracts, designated as net investment hedges, to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts due to exchange rate fluctuations are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment in the foreign subsidiary. We conduct monthly effectiveness tests of net investment hedges on a spot-to-spot basis, excluding forward points, and any measurement of ineffectiveness is recorded in income. As of July 2, 2010, we had a net unrealized gain of $20.8 million in Accumulated other comprehensive income, which includes a net gain of $21.5 million related to settled contracts and a net loss of $0.7 million related to unsettled contracts. We held net investment hedges with a notional value of 70 million Euros at the end of the quarter.

The fair value of derivative instruments in the Consolidated Balance Sheet as of July 2, 2010, follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Cash flow and net investment hedges	$—	$(0.7)
Balance sheet hedges (Non-designated hedges)	0.1	(0.2)

Total derivatives	$0.1	$(0.9)

The fair value of derivative instruments in the Consolidated Balance Sheet as of January 1, 2010, follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Cash flow and net investment hedges	$0.9	$(1.6)
Balance sheet hedges (Non-designated hedges)	0.4	(0.3)

Total derivatives	$1.3	$(1.9)

The effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Operations follows:

	Three Months Ended
	Gain (Loss) Recognized in Accumulated OCI, net (Effective Portion)		Gain Reclassified from Accumulated OCI into Total Cost of Revenue (Effective Portion)		Loss Recognized in Other Income net: Excluded from Effectiveness Testing Gain (Loss)
	7/2/10	7/3/09	7/2/10	7/3/09	7/2/10	7/3/09
Cash flow hedges	$0.9	$(2.4)	$1.0	$2.4	$—	$(0.1)
Net investment hedges	$5.9	$(3.0)	N/A	N/A	$—	$—

	Six Months Ended
	Gain (Loss) Recognized in Accumulated OCI, net (Effective Portion)		Gain Reclassified from Accumulated OCI into Total Cost of Revenue (Effective Portion)		Loss Recognized in Other Income, net: Excluded from Effectiveness Testing Gain (Loss)
	7/2/10	7/3/09	7/2/10	7/3/09	7/2/10	7/3/09
Cash flow hedges	$1.8	$(1.5)	$0.6	$5.7	$—	$(0.2)
Net investment hedges	$10.6	$3.2	N/A	N/A	$—	$(0.4)

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations follows:

	Second Quarter		Six Months
	Loss Recognized in Other Income, net [1]		Loss Recognized in Other Income), net [1]
	7/2/10	7/3/09	7/2/10	7/3/09
Foreign currency forward and option contracts	$(8.1)	$(0.5)	$(13.5)	$(3.2)

[1]	The gain or loss from changes in the fair value of the derivative contracts are generally offset by gains or losses of the underlying transactions being hedged.

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

We classify the portion of warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Product warranty liabilities are as follows:

	Second Quarter		Six Months
	7/2/10	7/3/09	7/2/10	7/3/09
Balance – beginning of period	$28.9	$38.5	$31.4	$39.3
Accruals for product warranties	1.5	3.5	3.9	6.5
Settlements	(0.7)	(2.2)	(2.9)	(3.6)
Other adjustments to accruals for product warranties	(2.3)	(2.2)	(5.0)	(4.6)

Balance – end of period	$27.4	$37.6	$27.4	$37.6

Balance sheet classification - end of period	Balance at 7/2/10	Balance at 7/3/09
Other accrued liabilities	$10.5	$17.2
Other long-term liabilities	16.9	20.4

Total product warranty liabilities	$27.4	$37.6

8. Equity-Based Compensation

The Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan (2004 Plan) provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units (PSUs). Stockholders previously approved 53,889,977 shares for grant under the 2004 Plan, of which 24,186,767 remain available for grant at July 2, 2010. Under the 2004 Plan and predecessor plans, we granted awards at market value on the date of grant.

Stock Options

Stock options granted in the first half of 2010 and 2009 generally vest in three equal annual installments on the anniversary of the grant date. We recognize compensation expense on a straight-line basis over the service period based on the fair value of the stock options on the grant date. Compensation expense for stock options was $1.4 million for the second quarter of 2010, $2.7 million for the first six months of 2010, $1.6 million for the second quarter of 2009, and $3.3 million for the first six months of 2009. Options granted but unexercised expire 10 years from the grant date.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted average fair value of current period stock option grants:

	Six Months
	7/2/10	7/3/09
Expected volatility	42.0%	47.4%
Risk-free interest rate	2.3%	2.0%
Expected term (in years)	5.3	4.5
Expected dividend yield	1.0%	0.0%

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

The following is a summary of stock option activity during 2010 as of July 2, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding – beginning of year	30,690,567	$14.81
Granted	1,488,430	$8.42
Exercised	(1,189,296)	$5.61
Forfeited/expired	(3,263,743)	$44.17

Outstanding – end of period	27,725,958	$11.40	4.1	$ 9.1

Exercisable – end of period	23,802,216	$12.24	3.4	$ 4.6
Shares expected to vest	27,392,853	$11.46	4.1	$ 8.8

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of July 2, 2010, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the second quarter of 2010 was $2.6 million.

As of July 2, 2010, we had $7.6 million of unrecognized compensation cost related to stock options, which we expect to recognize over a weighted average period of 1.8 years. The weighted average fair value of stock options granted during the first six months of 2010 was $3.15.

Cash-Settled Stock Appreciation Rights

The 2004 Plan provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the 2004 Plan. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (the market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. These cash payments were negligible in the first half of 2010 and 2009. The cash-settled SARs are generally assigned 10-year terms and generally vest in three equal annual installments on the anniversary of the grant date. At July 2, 2010, there were 391,998 cash-settled SARs outstanding with exercise prices that ranged from $3.75 to $50.31. The weighted average price of the 67,675 cash-settled SARs granted in the first six months of 2010 was $7.18 and the weighted average price of the 40,050 cash-settled SARs granted in the first six months of 2009 was $4.97. Compensation expense was $0.1 million for the first six months of 2010 and 2009.

Restricted Stock

We granted 2,868,606 shares of restricted stock in the first six months of 2010 and 2,456,126 shares of restricted stock in the first six months of 2009. Of the shares granted in the first six months of 2010, 19,696 shares vest over a four-year period, 2,796,110 vest over a three-year period and 52,800 vest over a one-year period. Of the shares granted in the first six months of 2009, 2,364,526 vest over a three-year period and 91,600 vest over a one-year period. We recognize compensation expense on a straight-line basis over the vesting periods based on the market price of our stock on the grant date. Compensation expense was $4.0 million for the second quarter of 2010, $7.5 million for the first six months of 2010, $3.3 million for the second quarter of 2009, and $6.8 for the first six months of 2009. The fair market value of restricted stock vested in the first six months of 2010 was $13.3 million. The weighted average issuance price of restricted stock granted in the first six months of 2010 was $8.78 per share and $5.24 per share in the first six months of 2009. Non-vested restricted stock award activity for 2010 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	4,556,970	$ 5.67
Granted	2,868,606	$ 8.78
Vested	(1,552,141)	$ 5.37
Forfeited	(89,526)	$ 5.95

Non-vested – end of period	5,783,909	$ 7.29

As of July 2, 2010, we had $34.4 million of unrecognized compensation cost related to restricted stock, which we expect to recognize over a weighted average period of 2.3 years.

Performance Stock Units

The 2004 Plan provides for the granting of PSUs. We granted 1,132,220 PSUs in the first six months of 2010 and 959,100 PSUs in the first six months of 2009. We recognize compensation expense over the vesting periods based on the market price of our stock on the grant date and the estimated performance that will be achieved. The PSUs granted in the first six months of 2010 entitle the recipients to receive shares of our common stock commencing in March 2011, contingent on the achievement of operating earnings targets and four strategic goals or on the achievement of revenue targets and six strategic goals for the 2010 fiscal year. Following achievement of these measures and subject to continued employment, one-third of such shares will be issued in annual installments in March 2011, March 2012 and March 2013. At maximum target performance, we will issue two shares for each PSU granted. The weighted average price of PSUs granted in the first six months of 2010 was $7.73 per share and the weighted average price of PSUs granted in the first six months of 2009 was $3.75 per share.

The PSUs granted in 2009 entitle the recipients to receive shares of our common stock commencing in March 2010, contingent on the achievement of operating earnings targets for the 2009 fiscal year. Based on 2009 operating earnings of

$154 million (excluding the impact of our acquisition of WiChorus, Inc.), 165% of the PSUs were earned and 1.65 shares for each PSU (596,506 additional shares) of the granted award will be paid out, subject to continued employment. We issued one-third of the total shares (504,734 shares) in the first quarter of 2010 and generally, one-third of such shares will be issued in annual installments in March 2011 and March 2012. Compensation expense was $2.1 million for the second quarter of 2010, $2.9 million for the first six months of 2010, $0.8 million for the second quarter of 2009, and $1.0 million for the first six months of 2009. PSU activity for 2010 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	917,700	$3.75
Granted[1]	1,728,726	$6.35
Vested	(504,734)	$3.75
Forfeited	(19,320)	$5.38

Non-vested – end of period	2,122,372	$5.86

[1]	This includes the additional 596,506 shares from the 2009 grant that were earned based on 2009 operating earnings.

As of July 2, 2010, we had $9.9 million of unrecognized compensation cost related to PSUs, based on our most recent forecast performance, which we expect to recognize over a weighted average period of 2.0 years.

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, SARs, restricted stock and PSUs:

	Second Quarter		Six Months
	7/2/10	7/3/09	7/2/10	7/3/09
Cost of revenue – products	$0.6	$0.5	$1.0	$0.9
Cost of revenue – services	0.6	0.6	1.1	1.3
Research and development	2.4	1.6	4.2	3.3
Sales and marketing	1.3	1.2	2.5	2.4
General and administrative	2.5	1.8	4.4	3.3

Equity-based compensation expense before income taxes	7.4	5.7	13.2	11.2
Income tax benefit	(2.5)	(0.2)	(4.3)	(0.3)

Total equity-based compensation expense after income taxes	$4.9	$5.5	$8.9	$10.9

9. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for the Retiree Medical Plan:

	Second Quarter		Six Months
	7/2/10	7/3/09	7/2/10	7/3/09
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.1	0.1	0.3	0.3
Expected return on plan assets	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of actuarial gain	(0.1)	—	(0.1)	(0.1)

Net periodic benefit cost	$0.1	$0.2	$0.3	$0.3

We currently do not anticipate contributing to the plan in 2010, as it is adequately funded at this time.

10. Income Taxes

We recorded tax expense of $20.2 million for the second quarter and $16.8 million for the first six months of 2010. Tax expense reflects an effective tax rate below the federal statutory rate of 35% due to a benefit of $9.6 million in the second quarter of 2010 and $13.5 million for the first six months of 2010 from the recognition of domestic net operating loss and tax credit carryforwards that had previously been offset by a valuation allowance. The year-to-date tax rate also reflects a $13.2 million benefit recorded in the first quarter of 2010 for the reversal of tax accruals that were no longer required.

11. Comprehensive Income

Comprehensive income for the second quarter and the first six months of 2010 and 2009, consists of the following:

	Second Quarter		Six Months
	7/2/10	7/3/09	7/2/10	7/3/09
Net earnings	$64.1	$15.7	$110.0	$22.2
Net change in unrealized gains and losses related to:
Available-for-sale securities, net of tax	(0.7)	2.4	(0.3)	3.1
Cash flow hedges, net of tax	(0.1)	(4.2)	1.3	(5.7)
Net investment hedges, net of tax	5.9	(3.0)	10.6	3.2
Foreign currency translation adjustments	(43.8)	20.1	(73.5)	4.2

Comprehensive income	$25.4	$31.0	$48.1	$27.0

12. Segment Information

We report operating results for three segments: Broadband, Transport and Services.

The Broadband segment includes data, access and managed access product portfolios that facilitate the delivery of bundled voice, video and high-speed Internet/data services over copper-based and/or fiber-based networks and delivery of next-generation wireline and wireless services. Data products include the Tellabs® 8600 managed edge system, the Tellabs® 8800 multiservice router series and the Tellabs® SmartCore™ 9100 platform. Access offerings include the Tellabs® 1000 multiservice access series, the Tellabs® 1100 multiservice access series and the Tellabs® 1600 optical network terminal (ONT) series. Managed access products include the Tellabs® 6300 managed transport system, the Tellabs® 8000 network manager and the Tellabs® 8100 managed access system.

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

Consolidated revenue by segment follows:

	Second Quarter		Six Months
	7/2/10	7/3/09	7/2/10	7/3/09
Broadband	$228.6	$210.2	$419.9	$388.5
Transport	133.2	118.8	260.9	248.5
Services	60.9	56.4	121.6	110.1

Total revenue	$422.7	$385.4	$802.4	$747.1

Segment profit and reconciliation to operating earnings by segment follows:

	Second Quarter		Six Months
	7/2/10	7/3/09	7/2/10	7/3/09
Broadband	$86.0	$57.4	$146.9	$91.7
Transport	51.8	26.3	97.2	66.1
Services	20.6	20.2	40.1	39.2

Total segment profit	158.4	103.9	284.2	197.0
Sales and marketing expenses	(43.8)	(40.9)	(88.9)	(83.3)
General and administrative expenses	(24.9)	(25.7)	(49.7)	(52.1)
Equity-based compensation and deferred stock compensation not included in segment profit	(3.6)	(2.7)	(6.2)	(5.5)
Intangible asset amortization	(7.4)	(6.0)	(14.8)	(12.0)
Restructuring and other charges	0.5	(4.1)	(9.5)	(10.8)

Operating earnings	$79.2	$24.5	$115.1	$33.3

The segments use many of the same assets. For internal reporting purposes, we do not allocate assets by segment and therefore asset, depreciation and amortization, or capital expenditure by segment information is not provided to our chief operating decision maker.

13. Stock Repurchase Programs

We repurchase outstanding common stock under two programs authorized by our Board of Directors, the Rule 10b5-1 program and a repurchase program of up to $600 million of outstanding common stock. In addition, we purchase shares to cover withholding taxes on shares issued under employee stock plans.

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock. As of July 2, 2010, we have purchased 8.2 million shares of our common stock under this program since February 2006, at a total cost of $99.6 million, including $5.4 million (0.6 million shares) in the second quarter of 2010 and $6.2 million (0.7 million shares) in the first six months of 2010.

As of July 2, 2010, we purchased 33.6 million shares of our common stock under the $600 million repurchase program at a total cost of $214.7 million, including $10.7 million (1.2 million shares) in the second quarter of 2010, leaving $385.3 million available to be purchased under this program. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 0.4 million shares for $3.0 million in the second quarter of 2010 and 0.6 million shares for $4.5 million in the first six months of 2010 to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

14. Net Earnings Per Share

The following table sets forth the computation of net earnings per share:

	Second Quarter		Six Months
	7/2/10	7/3/09	7/2/10	7/3/09
Numerator:
Net earnings	$64.1	$15.7	$110.0	$22.2

Denominator:
Denominator for basic net earnings per share – weighted average shares outstanding	385.4	396.2	385.0	396.0
Effect of dilutive securities:
Employee stock options and restricted and performance stock awards	4.5	1.4	4.5	1.2

Denominator for diluted net earnings per share – adjusted weighted average shares outstanding and assumed conversions	389.9	397.6	389.5	397.2

Net earnings per share, basic	$0.17	$0.04	$0.29	$0.06

Net earnings per share, diluted	$0.16	$0.04	$0.28	$0.06

The number of securities excluded from the weighted average shares outstanding computation was 18.9 million in the second quarter of 2010, 19.2 million in the first six months of 2010, 31.8 million in the second quarter of 2009, and 32.2 million for the first six months of 2009 because the exercise price was greater than the average market price of the common shares; therefore, the effect would have been anti-dilutive.

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

•	Revenue from data products is driven by the need for wireless and wireline carriers to deliver next-generation voice, video and Internet services.

•	Revenue from access products is primarily driven by the need for wireline carriers to deliver bundled voice, video and Internet services to residential customers.

•	Revenue from managed access products is driven by the need for wireless and wireline carriers to deliver voice, Internet services, and business-oriented voice, video and Internet services.

The Transport segment includes optical networking systems, digital cross-connect systems and voice-quality enhancement products. Revenue for these products is driven by the needs of wireless and wireline carriers to deliver mobile services, business-oriented services and residential services.

The Services segment includes deployment, support, training and network design/consulting services. Revenue from deployment, support and training services arises primarily from the sales of products and continues to represent the majority of Services revenue, while the balance comes from network design/consulting services offerings.

Tellabs operates in a dynamic industry. Customer consolidation has resulted in increased pricing pressure. In addition, customer spending is pressured and competition is heightened on a global basis by current economic conditions. Some equipment suppliers have consolidated in recent years. Heightened competition by these suppliers has also resulted in increased pricing pressure for Tellabs and some of its direct competitors.

Within this backdrop, we continue to transform the company with new products and services. The company is evolving from a business based primarily on the circuit-switched Time Division Multiplexing (TDM) technology used in our digital cross-connect and managed access products to a business based on the packet-switching and Internet Protocol (IP) technology used in our data and optical networking products. These new products are taking root as service providers transform their networks with next-generation capabilities. Our gross profit margin can vary from period to period depending primarily on product mix.

Management continues to define and implement initiatives to improve overall performance. On January 25, 2010, management initiated a restructuring plan that will enable Tellabs to shift investment from TDM (Time Division Multiplexing) to Ethernet and IP (Internet Protocol) products, move our supply chain closer to suppliers and reduce general and administrative expenses. This restructuring plan primarily implements workforce reductions. However, as a consequence of the Company’s increased focus on growth markets and growth products, we expect to hire people with different skill sets as needed around the world.

RESULTS OF OPERATIONS

We operate in three business segments: Broadband, Transport and Services. For the second quarter of 2010, revenue was $422.7 million, up 9.7% from $385.4 million in the second quarter of 2009. For the first six months of 2010, revenue was $802.4 million, up 7.4% from $747.1 million in the comparable period of 2009. In both periods, we saw increased revenue across all three business segments.

Consolidated gross profit margin in the second quarter of 2010 was 53.5%, up 10.0 percentage points from 43.5% in the second quarter of 2009. For the first six months of 2010, consolidated gross margin was 52.2%, up 8.4 percentage points from 43.8% in the comparable period of 2009. Products gross margins increased and services gross margins declined in both the three- and six-month periods.

Operating expenses in the second quarter of 2010 were $146.9 million, compared with $143.0 million in the second quarter of 2009. For the first six months of 2010, operating expenses were $303.4 million, compared with $294.0 million in the comparable period of 2009.

Operating income in the second quarter of 2010 was $79.2 million, up $54.7 million from $24.5 million in the second quarter of 2009. For the first six months of 2010, operating income was $115.1 million, up $81.8 million from $33.3 million in the comparable period of 2009.

Net earnings for the second quarter of 2010 were $64.1 million or $0.17 per basic share and $0.16 per diluted share, compared with $15.7 million or $0.04 per share (basic and diluted) in the second quarter of 2009. Net earnings for the first six months of 2010 were $110.0 million or $0.29 per basic share and $0.28 per diluted share, compared with $22.2 million or $0.06 per share (basic and diluted) in the comparable period of 2009.

Revenue (in millions)

	Second Quarter			Six Months
	2010	2009	Change	2010	2009	Change
Products	$361.8	$329.0	10.0%	$680.8	$637.0	6.9%
Services	60.9	56.4	8.0%	121.6	110.1	10.4%

Total revenue	$422.7	$385.4	9.7%	$802.4	$747.1	7.4%

Products and Services revenue grew year-over-year in both the three-month and six-month periods.

On a geographic basis, revenue from customers in North America (United States and Canada) was $330.2 million (or 78% of total revenue) in the second quarter of 2010 from $229.5 million (or 60% of total revenue) in the year-ago quarter. For the first six months of 2010, North America revenue increased to $604.7 million (or 75% of total revenue) from $476.5 million (or 64% of total revenue) in the first six months of 2009. The increased revenue in both periods was driven primarily by a North American carrier that is using our data and transport products to expand mobile-network capacity.

Revenue from customers outside North America was $92.5 million (or 22% of total revenue) in the second quarter of 2010, compared with $155.9 million (or 40% of total revenue) in the year-ago period. For the first six months of 2010, revenue from customers outside North America was $197.7 million (or 25% of total revenue), compared with $270.6 million (or 36% of total revenue) in the first six months of 2009. Data product revenue from customers outside North America declined in both periods. In the third quarter and second half of 2010, we expect that the split in revenue between customers in North America and customers outside North America will return to a range comparable with 2009’s full-year split.

In the second quarter of 2010, revenue from our growth portfolio (the Tellabs® 6300 managed transport system, the Tellabs® 7100 optical transport system, the Tellabs® 7300 metro Ethernet switching series, the Tellabs® 8600 managed edge system, the Tellabs® 8800 multiservice router series, the Tellabs® SmartCore™ 9100 platform, and professional services) increased to $243.9 million (or 58% of total revenue) from $200.9 million (or 52% of total revenue) in the second quarter of 2009. Our core portfolio (the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 8100 managed access system, the Tellabs® 8000 network manager, the Tellabs® 3000 voice-enhancement products, access products and deployment, training and support services) accounted for the balance of the revenue.

For the first six months of 2010, growth portfolio revenue was $458.8 million (or 57% of total revenue), up 34.3% from $341.6 million in 2009. The balance of our revenue came from core products, which contributed $343.6 million of revenue in the first six months of 2010, compared with $405.5 million in the comparable period of 2009.

Gross Margin

	Second Quarter			Six Months
	2010	2009	% Point Change	2010	2009	% Point Change
Products	57.0%	45.0%	12.0	55.7%	45.4%	10.3
Services	32.8%	34.8%	(2.0)	32.1%	34.4%	(2.3)
Consolidated	53.5%	43.5%	10.0	52.2%	43.8%	8.4

The increase in products gross margin for both time periods was primarily the result of higher revenue from data products in North America and lower revenue from access products, which carry gross margins below corporate average. The decline in services gross margin in both periods is due to higher deployment services revenue, which carries gross margins lower than the overall services average.

Operating Expenses (in millions)

	Second Quarter			Percent of Revenue
	2010	2009	Change	2010	2009
Research and development	$71.3	$66.3	$5.0	16.9%	17.2%
Sales and marketing	43.8	40.9	2.9	10.4%	10.6%
General and administrative	24.9	25.7	(0.8)	5.9%	6.7%

Subtotal	140.0	132.9	7.1	33.1%	34.5%

Intangible asset amortization	7.4	6.0	1.4
Restructuring and other charges	(0.5)	4.1	(4.6)

Total operating expenses	$146.9	$143.0	$3.9

	Six Months			Percent of Revenue
	2010	2009	Change	2010	2009
Research and development	$140.5	$135.8	$4.7	17.5%	18.2%
Sales and marketing	88.9	83.3	5.6	11.1%	11.1%
General and administrative	49.7	52.1	(2.4)	6.2%	7.0%

Subtotal	279.1	271.2	7.9	34.8%	36.3%

Intangible asset amortization	14.8	12.0	2.8
Restructuring and other charges	9.5	10.8	(1.3)

Total operating expenses	$303.4	$294.0	$9.4

Operating expenses increased during the second quarter and the first six months of 2010, compared with the year-ago periods, due primarily to higher research and development as well as sales and marketing costs associated with our acquisition of WiChorus. Restructuring and other charges were a credit of $0.5 million for the second quarter of 2010, since actual severance payments were below previously estimated levels. Restructuring and other charges of $9.5 million for the first six months of 2010 are primarily due to severance, facility- and asset-related charges.

Other Income (in millions)

	Second Quarter			Six Months
	2010	2009	Change	2010	2009	Change
Interest income, net	$3.0	$5.7	$(2.7)	$6.9	$10.9	$(4.0)
Other income, net	2.1	0.5	1.6	4.8	—	4.8

Total other income	$5.1	$6.2	$(1.1)	$11.7	$10.9	$0.8

Interest income, net, declined due to lower yields during the second quarter and the first six months of 2010, compared with the year-ago periods. Other income, net, improved in the second quarter and the first six months of 2010, compared with the year-ago periods, primarily due to higher gains on sales of marketable securities in 2010, compared with 2009.

Income Taxes

For the second quarter of 2010, we recorded income tax expense of $20.2 million, compared with income tax expense of $15.0 million for the second quarter of 2009. Income tax expense increased due to an increase in pretax earnings, offset by a benefit of $9.6 million from the recognition of net operating loss and tax credit carryforwards that had previously been offset by a valuation allowance.

For the first six months of 2010, we recorded income tax expense of $16.8 million, compared with income tax expense of $22.0 million for the first six months of 2009. Income tax expense decreased due to a benefit of $13.5 million from the recognition of net operating loss and tax credit carryforwards that had previously been offset by a valuation allowance and a $13.2 million benefit recorded in the first quarter of 2010 for the reversal of tax accruals that were no longer required.

Segments

Segment Revenue (in millions)

	Second Quarter			Six Months
	2010	2009	Change	2010	2009	Change
Broadband	$228.6	$210.2	8.8%	$419.9	$388.5	8.1%
Transport	133.2	118.8	12.1%	260.9	248.5	5.0%
Services	60.9	56.4	8.0%	121.6	110.1	10.4%

Total revenue	$422.7	$385.4	9.7%	$802.4	$747.1	7.4%

Segment Profit* (in millions)

	Second Quarter			Six Months
	2010	2009	Change	2010	2009	Change
Broadband	$86.0	$57.4	49.8%	$146.9	$91.7	60.2%
Transport	51.8	26.3	97.0%	97.2	66.1	47.0%
Services	20.6	20.2	2.0%	40.1	39.2	2.3%

Total segment profit	$158.4	$103.9	52.5%	$284.2	$197.0	44.3%

*	We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, and the impact of equity-based compensation.

Broadband

Revenue

Revenue from the Broadband segment was $228.6 million in the second quarter of 2010, up 8.8% from $210.2 million in the second quarter of 2009. For the first six months of 2010, Broadband segment revenue was $419.9 million, up 8.1% from $388.5 million in the comparable period of 2009. In both periods, increased revenue from data products offset lower revenue from access and managed access products.

Data product revenue was $158.7 million in the second quarter of 2010, up 48.9% from $106.6 million in the second quarter of 2009. For the first six months of 2010, data revenue was $289.6 million, up 70.8% from $169.6 million in the comparable period of 2009. We are participating in large network builds in North America and internationally. The increase in data revenue during both periods was primarily driven by a North American carrier that is expanding mobile-network capacity.

Managed access revenue was $29.5 million in the second quarter of 2010, compared with $35.1 million in the second quarter of 2009. For the first six months of 2010, managed access revenue was $59.8 million, compared with $86.3 million in the comparable period of 2009. Revenue from both managed access systems and SDH transport systems declined in both periods as customers around the world continued to migrate to Internet Protocol (IP) and Ethernet data products.

Access revenue was $40.4 million in the second quarter of 2010, compared with $68.5 million in the second quarter of 2009. For the first six months of 2010, access revenue was $70.5 million, compared with $132.6 million in the comparable period of 2009. Access revenue declined in both periods, as several key customers transitioned to alternate network architectures.

Segment Profit

Broadband segment profit was $86.0 million in the second quarter of 2010, up 49.8% from $57.4 million in the second quarter of 2009. For the first six months of 2010, Broadband segment profit was $146.9 million, up 60.2% from $91.7 million in the comparable period of 2009. The increase in segment profit for both periods was driven by the higher level of data revenue in North America and the lower level of revenue from access products, which carry gross margins lower than corporate average.

Transport

Revenue

Revenue from the Transport segment was $133.2 million in the second quarter of 2010, up 12.1% from $118.8 million in the second quarter of 2009. For the first six months of 2010, Transport segment revenue was $260.9 million, up 5.0% from $248.5 million in the comparable period of 2009. In the second quarter of 2010, higher sales of digital cross-connect systems offset lower sales of optical networking systems. For the first six months of 2010, we saw increased sales of both cross-connect and optical networking systems.

Segment Profit

Transport segment profit was $51.8 million in the second quarter of 2010, compared with $26.3 million in the second quarter of 2009. Segment profit for the first six months of 2010 was $97.2 million in 2010, up 47.0% from $66.1 million in the comparable period of 2009. The increase in segment profit in the second quarter of 2010 was driven by the higher level of revenue from digital cross-connect systems. The increase in segment profit for the first six months of 2010 was driven by the higher level of revenue from digital cross-connect systems and profitability improvements to optical networking systems as well as lower research and development costs.

Services

Revenue

Revenue from the Services segment was $60.9 million for the second quarter of 2010, up 8.0% from $56.4 million in the second quarter of 2009. For the first six months of 2010, revenue from the Services segment was $121.6 million, up 10.4% from $110.1 million in 2009. The increase in both periods was driven by the higher level of deployment services in North America.

Segment Profit

Services segment profit was $20.6 million for the second quarter of 2010, up from $20.2 million in the second quarter of 2009. For the first six months of 2010, Services segment profit was $40.1 million, up from $39.2 million in 2009. The increase in segment profit for both periods was driven by the higher overall revenue levels.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained cash, cash equivalents and marketable securities of $1,194.4 million as of July 2, 2010, which increased by $47.6 million during the quarter and $89.6 million since year-end 2009. The increase in cash, cash equivalents and marketable securities for the first six months of 2010 reflects $173.4 million in cash generated from operating activities, partially offset by fluctuating exchange rates, cash used to repurchase our common stock, distributions of dividends and capital expenditures.

During the second quarter of 2010, we distributed $7.7 million to our stockholders through our quarterly cash dividend. During the first six months of 2010, we distributed $15.4 million through our quarterly cash dividends. In addition, we repurchased 1.8 million shares of common stock at a cost of $16.1 million during the second quarter of 2010. For the first six months of 2010, we repurchased 1.9 million shares of common stock at a cost of $16.9 million. We provide no assurances as to future declarations or payments of cash dividends or repurchases of common stock.

We believe that our investments are highly liquid instruments. We may rebalance the portfolio from time to time, which may affect its duration, credit structure and future income.

Based on historical performance and current forecasts, we believe the company’s cash, cash equivalents and marketable securities will satisfy working capital needs, capital expenditures and other liquidity requirements related to existing operations for the next 12 months. Future available sources of working capital, including cash, cash equivalents, and marketable securities, cash generated from future operations, short-term or long-term financing, equity offerings or any combination of these sources, should allow us to meet our long-term liquidity needs. Current policy is to use cash, cash equivalents and marketable securities to fund business operations, expand business (potentially through acquisitions), repurchase common stock and pay a dividend.

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

Comparing our second quarter 2010 results with the first quarter of 2010:

During the second quarter of 2010, we saw revenue concentration from our major customers increase, driving total revenue of $422.7 million, up 11.3% from $379.7 million in the first quarter of 2010. On a sequential basis, we saw revenue growth across all three business segments.

Total Broadband revenue for the second quarter of 2010 was $228.6 million, up 19.5% from $191.3 million in the prior quarter. Within the Broadband segment, data revenue grew to $158.7 million from $130.9 million, as increased revenue from a North American carrier expanding mobile-network capacity was partially offset by lower data revenue outside North America. Access revenue increased to $40.4 million, up 34.2% from $30.1 million, driven by an anticipated increase in revenue from single family optical-network terminating (ONT) units. Managed access revenue was $29.5 million compared with $30.3 million, driven by declines in both SDH transport systems and managed access systems. Broadband segment profit for the second quarter of 2010, driven by higher revenue from data products and lower revenue from access products, was $86.0 million, up 41.2% from $60.9 million in the prior quarter.

Transport segment revenue for the second quarter of 2010 was $133.2 million, up 4.3% from $127.7 million in the prior quarter. We saw higher revenue from both digital cross-connect and optical transport systems. Transport segment profit for the second quarter of 2010, driven by increased digital cross-connect revenue, was $51.8 million, up 14.1% from $45.4 million in the prior quarter.

Services segment revenue for the second quarter of 2010 was $60.9 million, compared with $60.7 million in the prior quarter. Services segment profit for the second quarter of 2010, driven by lower costs, was $20.6 million, compared with $19.5 million in the prior quarter.

North American revenue in the second quarter of 2010 grew to $330.2 million (or 78% of total revenue) compared with $274.5 million (or 72% of total revenue) in the prior quarter. Outside North America, revenue in the second quarter of 2010 declined to $92.5 million (or 22% of total revenue) compared with $105.2 million (or 28% of total revenue) in the prior quarter.

In the second quarter of 2010, revenue from our growth portfolio increased to $243.9 million (or 58% of total revenue) from $214.9 million (or 57% of total revenue) in the prior quarter. The core portfolio increased to $178.8 million (or 42% of total revenue) from $164.8 million (or 43% of total revenue) in the prior quarter.

Non-GAAP Financial Measures and Comparisons

We believe that comparing some quarterly non-GAAP financial measures on a sequential basis provides important supplemental information to management and investors regarding financial and business trends relating to our financial results. Commonly compared non-GAAP financial data includes gross profit as a percentage of revenue, operating expenses, operating earnings, net earnings and net earnings per share. A complete reconciliation between non-GAAP financial measures and the GAAP financial measures, along with an explanation of why we believe non-GAAP measures to be of value to management and investors, is contained in the Reconciliation of Non-GAAP Adjustments provided on pages 25 through 28.

Comparing our second quarter 2010 results with the first quarter of 2010:

Non-GAAP gross profit margin in the second quarter of 2010 increased 2.9 percentage points to 53.8%, from 50.9% in the prior quarter. The improvement in gross margin was driven primarily by the higher level of data revenue and profitability improvements to optical networking systems and single-family ONTs.

Non-GAAP operating expenses in the second quarter of 2010 were $133.7 million, consistent with the $134.4 million level in the prior quarter.

We calculate a separate tax expense and effective tax rate for GAAP and non-GAAP purposes. For the first half of 2010, for non-GAAP purposes, we used a 32% effective tax rate which represents our projected, long-term effective tax rate on non-GAAP pretax earnings.

Driven primarily by the overall increase in revenue and gross margin from data products, non-GAAP net earnings were $67.1 million or $0.17 per share (basic and diluted), compared with $44.6 million or $0.12 per basic share and $0.11 per diluted share in the prior quarter.

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Second Quarter 2010			Second Quarter 2009
In millions, except per-share data	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenue
Products	$361.8	$—	$361.8	$329.0	$—	$329.0
Services	60.9	—	60.9	56.4	—	56.4

Total revenue	422.7	—	422.7	385.4	—	385.4

Cost of Revenue
Products (a)	155.7	(0.6)	155.1	181.1	(0.5)	180.6
Services (a)	40.9	(0.6)	40.3	36.8	(0.6)	36.2

Total cost of revenue	196.6	(1.2)	195.4	217.9	(1.1)	216.8

Gross Profit	226.1	1.2	227.3	167.5	1.1	168.6

Gross profit as a percentage of revenue	53.5%	0.3%	53.8%	43.5%	0.3%	43.7%

Gross profit as a percentage of revenue - products	57.0%	0.2%	57.1%	45.0%	0.2%	45.1%
Gross profit as a percentage of revenue - services	32.8%	0.9%	33.8%	34.8%	1.1%	35.8%

Operating Expenses
Research and development (a)	71.3	(2.4)	68.9	66.3	(1.6)	64.7
Sales and marketing (a)	43.8	(1.4)	42.4	40.9	(1.2)	39.7
General and administrative (a)	24.9	(2.5)	22.4	25.7	(1.8)	23.9
Intangible asset amortization (b)	7.4	(7.4)	—	6.0	(6.0)	—
Restructuring and other charges (c)	(0.5)	0.5	—	4.1	(4.1)	—

Total operating expenses	146.9	(13.2)	133.7	143.0	(14.7)	128.3

Operating Earnings	79.2	14.4	93.6	24.5	15.8	40.3

Operating earnings as a percentage of revenue	18.7%	3.4%	22.1%	6.4%	4.1%	10.5%

Other Income
Interest income, net	3.0	—	3.0	5.7	—	5.7
Other income, net	2.1	—	2.1	0.5	—	0.5

Total other income	5.1	—	5.1	6.2	—	6.2

Earnings Before Income Tax	84.3	14.4	98.7	30.7	15.8	46.5
Income tax (expense) benefit (d)	(20.2)	(11.4)	(31.6)	(15.0)	1.3	(13.7)

Net Earnings	$64.1	$3.0	$67.1	$15.7	$17.1	$32.8

Weighted Average Shares Outstanding
Basic	385.4		385.4	396.2		396.2

Diluted	389.9		389.9	397.6		397.6

Net Earnings Per Share
Basic	$0.17	$—	$0.17	$0.04	$0.04	$0.08

Diluted	$0.16	$0.01	$0.17	$0.04	$0.04	$0.08

(1)	Reconciliation of non-GAAP Adjustments

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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Six Months 2010			Six Months 2009
In millions, except per-share data	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenue
Products	$680.8	$—	$680.8	$637.0	$—	$637.0
Services	121.6	—	121.6	110.1	—	110.1

Total revenue	802.4	—	802.4	747.1	—	747.1

Cost of Revenue
Products (a)	301.3	(1.0)	300.3	347.6	(0.9)	346.7
Services (a)	82.6	(1.1)	81.5	72.2	(1.3)	70.9

Total cost of revenue	383.9	(2.1)	381.8	419.8	(2.2)	417.6

Gross Profit	418.5	2.1	420.6	327.3	2.2	329.5

Gross profit as a percentage of revenue	52.2%	0.3%	52.4%	43.8%	0.3%	44.1%

Gross profit as a percentage of revenue - products	55.7%	0.1%	55.9%	45.4%	0.2%	45.6%
Gross profit as a percentage of revenue - services	32.1%	0.8%	33.0%	34.4%	1.2%	35.6%

Operating Expenses
Research and development (a)	140.5	(4.1)	136.4	135.8	(3.3)	132.5
Sales and marketing (a)	88.9	(2.5)	86.4	83.3	(2.3)	81.0
General and administrative (a)	49.7	(4.4)	45.3	52.1	(3.3)	48.8
Intangible asset amortization (b)	14.8	(14.8)	—	12.0	(12.0)	—
Restructuring and other charges (c)	9.5	(9.5)	—	10.8	(10.8)	—

Total operating expenses	303.4	(35.3)	268.1	294.0	(31.7)	262.3

Operating Earnings	115.1	37.4	152.5	33.3	33.9	67.2

Operating earnings as a percentage of revenue	14.3%	4.7%	19.0%	4.5%	4.5%	9.0%

Other Income
Interest income, net	6.9	—	6.9	10.9	—	10.9
Other income, net	4.8	—	4.8	—	—	—

Total other income	11.7	—	11.7	10.9	—	10.9

Earnings Before Income Tax	126.8	37.4	164.2	44.2	33.9	78.1
Income tax expense (d)	(16.8)	(35.7)	(52.5)	(22.0)	(1.0)	(23.0)

Net Earnings	$110.0	$1.7	$111.7	$22.2	$32.9	$55.1

Weighted Average Shares Outstanding
Basic	385.0		385.0	396.0		396.0

Diluted	389.5		389.5	397.2		397.2

Net Earnings Per Share
Basic	$0.29	$—	$0.29	$0.06	$0.08	$0.14

Diluted	$0.28	$0.01	$0.29	$0.06	$0.08	$0.14

(1)	Reconciliation of non-GAAP Adjustments

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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Second Quarter 2010			First Quarter 2010
In millions, except per-share data	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenue
Products	$361.8	$—	$361.8	$319.0	$—	$319.0
Services	60.9	—	60.9	60.7	—	60.7

Total revenue	422.7	—	422.7	379.7	—	379.7

Cost of Revenue
Products (a)	155.7	(0.6)	155.1	145.6	(0.4)	145.2
Services (a)	40.9	(0.6)	40.3	41.7	(0.5)	41.2

Total cost of revenue	196.6	(1.2)	195.4	187.3	(0.9)	186.4

Gross Profit	226.1	1.2	227.3	192.4	0.9	193.3

Gross profit as a percentage of revenue	53.5%	0.3%	53.8%	50.7%	0.2%	50.9%

Gross profit as a percentage of revenue - products	57.0%	0.2%	57.1%	54.4%	0.1%	54.5%
Gross profit as a percentage of revenue - services	32.8%	0.9%	33.8%	31.3%	0.7%	32.1%

Operating Expenses
Research and development (a)	71.3	(2.4)	68.9	69.2	(1.7)	67.5
Sales and marketing (a)	43.8	(1.4)	42.4	45.1	(1.1)	44.0
General and administrative (a)	24.9	(2.5)	22.4	24.8	(1.9)	22.9
Intangible asset amortization (b)	7.4	(7.4)	—	7.4	(7.4)	—
Restructuring and other charges (c)	(0.5)	0.5	—	10.0	(10.0)	—

Total operating expenses	146.9	(13.2)	133.7	156.5	(22.1)	134.4

Operating Earnings	79.2	14.4	93.6	35.9	23.0	58.9

Operating earnings as a percentage of revenue	18.7%	3.4%	22.1%	9.5%	6.0%	15.5%

Other Income
Interest income, net	3.0	—	3.0	3.9	—	3.9
Other income, net	2.1	—	2.1	2.7	—	2.7

Total other income	5.1	—	5.1	6.6	—	6.6

Earnings Before Income Tax	84.3	14.4	98.7	42.5	23.0	65.5
Income tax (expense) benefit (d)	(20.2)	(11.4)	(31.6)	3.4	(24.3)	(20.9)

Net Earnings	$64.1	$3.0	$67.1	$45.9	$(1.3)	$44.6

Weighted Average Shares Outstanding
Basic	385.4		385.4	384.7		384.7

Diluted	389.9		389.9	388.6		388.6

Net Earnings Per Share
Basic	$0.17	$—	$0.17	$0.12	$—	$0.12

Diluted	$0.16	$0.01	$0.17	$0.12	$(0.01)	$0.11

(1)	Reconciliation of non-GAAP Adjustments

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

Footnotes to reconciliation of non-GAAP adjustments:

(a) The adjustments to cost of revenue, research and development, sales and marketing, and general and administrative expenses reflect equity-based compensation expense. We exclude these measures when reviewing financial results and for business planning and performance management. We believe that the exclusion of equity-based compensation expense allows for more accurate comparisons of operating results to our peer companies. In addition, we believe this non-cash GAAP measure is not indicative of our fundamental operating performance.

(b) We exclude amortization of intangible assets resulting from acquisitions to evaluate our continuing operational performance. The amortization of purchased intangible assets associated with acquisitions results in recording expense in our GAAP financial statements that were already expensed by the acquired company before the acquisition and for which we have not expended cash. We believe this non-cash GAAP measure is not indicative of our fundamental operating performance. Accordingly, we analyze the performance of operations without regard to such expenses.

(c) We exclude restructuring and other charges because we believe that they occur outside of the ordinary course of and are not related directly to the underlying performance of our fundamental business operations. We exclude these measures when reviewing financial results and for business planning and performance management. Although these events are reflected in our GAAP financials, these transactions may limit the comparability of our fundamental operations with prior and future periods.

(d) We calculate a separate tax expense and effective tax rate for GAAP and for non-GAAP purposes. For 2010, for non-GAAP purposes, we use a 32% effective tax rate which represents the projected, long term effective tax rate on non-GAAP pretax income. For the second quarter and the first six months of 2009, our tax adjustments take into account the impact of (i) the effect on our global effective tax rate across multiple jurisdictions at differing tax rates; and (ii) the valuation allowance maintained against domestic deferred tax assets, which is included in GAAP expense but excluded from non-GAAP expense.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no material changes in our critical accounting policies during the quarter.

Outlook

We expect third-quarter revenue to be in the range of $425 million to $435 million, up 9% to 12% from the third quarter of 2009. We expect third-quarter gross margin to be 51%, plus or minus one or two points, depending on product mix. We expect third-quarter 2010 non-GAAP operating expenses to be approximately $140 million. Tellabs’ expected third-quarter non-GAAP operating expenses exclude approximately $7 million in equity-based compensation expense. The third-quarter non-GAAP tax rate will be about 32%.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q, including the statements under the caption “Outlook”, contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on current and available information at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “project,” “intend,” “likely,” “will,” “should,” “could,” “may,” “foreseeable,” “would” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: customer concentration, overall negative economic conditions generally and disruptions in credit and capital markets, including specific impacts of these conditions on the telecommunications industry; financial condition of telecommunications service providers, equipment vendors and contract manufacturers, including the impact of any bankruptcies; the impact of customer and vendor consolidation; integration of a new business; successful expansion into adjacent markets with new and existing products and platforms; new product acceptance; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; initiatives to improve profitability that may have financial consequences including further restructuring charges and the ability to realize anticipated savings under such cost-reduction initiatives; exiting businesses and product areas; impairment charges and other cost cutting initiatives and related charges and costs; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies; charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of our most recently filed Form 10-K. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors are advised not to rely on these forward-looking statements when making investment decisions. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. The company undertakes no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the risk factors, financial statements and related notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended January  1, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of July 2, 2010, there were no material changes to the market risks disclosure, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended January 1, 2010.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as of July 2, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice. On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit, appealing the dismissal. The appeal was fully briefed and oral argument was heard on January 21, 2005. On January 25, 2006, the Seventh Circuit issued an opinion affirming in part and reversing in part the judgment of the district court, and remanding for further proceedings. On February 8, 2006, defendants filed with the Seventh Circuit a petition for rehearing with suggestion for rehearing en banc. On April 19, 2006, the Seventh Circuit ordered plaintiffs to file an answer to the petition for rehearing, which was filed by the plaintiffs on May 3, 2006. On July 10, 2006, the Seventh Circuit denied the petition for rehearing with a minor modification to its opinion, and remanded the case to the district court. On September 22, 2006, defendants filed a motion in the district court to dismiss some (but not all) of the remaining claims. On October 3, 2006, the defendants filed with the United States Supreme Court a petition for a writ of certiorari seeking to appeal the Seventh Circuit’s decision. On January 5, 2007, the defendants’ petition was granted. The United States Supreme Court heard oral arguments on March 28, 2007. On June 21, 2007, the United States Supreme Court vacated the Seventh Circuit’s judgment and remanded the case for further proceedings. On November 1, 2007, the Seventh Circuit heard oral arguments for the remanded case. On January 17, 2008, the Seventh Circuit issued an opinion adhering to its earlier opinion reversing in part the judgment of the district court, and remanded the case to the district court for further proceedings. On February 24, 2009, the district court granted plaintiffs’ motion for class certification. The case is now proceeding in the district court. A trial date has not yet been set. We believe that we have valid defenses to the lawsuit.

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 6,487,686, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On March 21, 2008, Tellabs filed its answer, defenses and counterclaims in response to the complaint. A trial date had been set for May 10, 2010, in the Eastern District of Texas, however on July 7, 2009, the court granted Tellabs’ motion to transfer and issued an order transferring the action to the United States District Court for the Northern District of Illinois. On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action instituted by Tellabs against Fujitsu in the Northern District of Illinois. The parties currently remain in the discovery phase, and no trial date has yet been set. The parties expect the Court to issue a Markman ruling later this year. We believe that we have valid defenses to the lawsuit and Tellabs will continue to defend itself accordingly.

Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications Inc. On June 11, 2008, Tellabs Operations, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against Fujitsu Limited and Fujitsu Network Communications, Inc. in a case captioned Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications, Inc. Civil Action No. 1:08-cv-3379. The complaint alleges infringement of Tellabs Operations, Inc.’s U.S. Patent No. 7,369,772, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 5, 2008, each of Fujitsu Limited and Fujitsu Network Communications, Inc. served its answer, defenses and counterclaims in response to the complaint. Fujitsu Limited also brought counterclaims against Tellabs, Inc. and Tellabs Operations, Inc. alleging infringement of two U.S. patents, seeking unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 22, 2008, Tellabs Operations, Inc. filed its answer to the counterclaims of Fujitsu Network Communications, Inc., and also filed its counterclaims and reply to counterclaims of Fujitsu Limited. On that same date, Tellabs, Inc. filed its answer and counterclaims against Fujitsu Limited. On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action filed by Fujitsu transferred to the Northern District of Illinois by the Eastern District of Texas. The parties currently remain in the discovery phase, and no trial date has yet been set. The parties expect the Court to issue a Markman ruling later this year. We believe that we have valid defenses to Fujitsu’s counterclaims and Tellabs will continue to defend itself accordingly.

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

Atwater Partners of Texas LLC v. AT&T, Inc. et al. On May 27, 2010, a complaint was filed in the United States District Court for the Eastern District of Texas against Tellabs and several other companies in a case captioned Atwater Partners of Texas LLC v. AT&T, Inc. et al., Civil Action No. 2:10-cv-00175. The complaint alleges infringement of U.S. Patent Nos. 6,490,296, 7,158,523, 7,161,953, 7,310,310, and 7,349,401, and seeks unspecified damages as well as interest, costs, expenses, attorney fees and other remedies including injunctive relief. Tellabs is reviewing the Complaint, and Tellabs intends to file an answer or other response to the Complaint.

Lambda Optical Solutions, LLC v. Alcatel-Lucent SA, et al. On June 4, 2010, a complaint was filed in the United States District Court for the District of Delaware against Tellabs and several other companies in a case captioned Lambda Optical Solutions, LLC v. Alcatel-Lucent SA, et al., Civil Action No. 1:10-cv-00487-UNA. The complaint alleges infringement of U.S. Patent Nos. 6,973,229, and seeks unspecified damages including enhanced damages, as well as interest, costs, expenses, attorney fees and other remedies including injunctive relief. Tellabs is reviewing the Complaint, but has not yet been served with or responded to the Complaint.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) [1]
4/3/10 through 5/7/10	278,791	$ 8.75	278,791	396.0
5/8/10 through 6/4/10	1,553,892	$ 8.75	1,553,892	385.3
6/5/10 through 7/2/10	5,797	$ 7.07	5,797	385.3

Total	1,838,480	$ 8.75	1,838,480

[1]

The amounts in this column represent the remaining amounts under the current $600 million program described below. The Rule10b5-1 repurchase program described below does not have a repurchase amount limit; therefore, it is not included in the remaining value of shares.

We repurchase outstanding common stock under two programs authorized by our Board of Directors, the Rule 10b5-1 program and a repurchase program of up to $600 million of outstanding common stock. In addition, we purchase shares to cover withholding taxes on shares issued under employee stock plans.

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock. As of July 2, 2010, we have purchased 8.2 million shares of our common stock under this program since February 2006, at a total cost of $99.6 million, including $5.4 million (0.6 million shares) in the second quarter of 2010 and $6.2 million (0.7 million shares) in the first six months of 2010.

As of July 2, 2010, we purchased 33.6 million shares of our common stock under the $600 million repurchase program at a total cost of $214.7 million, including $10.7 million (1.2 million shares) in the second quarter of 2010, leaving $385.3 million available to be purchased under this program. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 0.4 million shares for $3.0 million in the second quarter of 2010 and 0.6 million shares for $4.5 million in the first six months of 2010 to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

Item 6. Exhibits

(A) Exhibits

10.37	Terms of Stock Awards under the Amended and Restated Tellabs, Inc. 2004 Incentive Compensation Plan

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC. (Registrant)

/s/ Thomas P. Minichiello
Thomas P. Minichiello
Vice President of Finance and Chief
Accounting Officer
(Principal Accounting Officer and duly authorized officer)

August 10, 2010
(Date)