Form 10-Q
period 2010-10-01
TELLABS INC
filed 2010-11-09
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

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

Common Shares, $0.01 Par Value – 368,930,314 shares outstanding on October 29, 2010.

TELLABS, INC.

PART I . FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Third Quarter		Nine Months
	10/1/10	10/2/09	10/1/10	10/2/09
In millions, except per-share data
Revenue
Products	$368.7	$333.8	$1,049.5	$970.8
Services	60.5	55.5	182.1	165.6

Total revenue	429.2	389.3	1,231.6	1,136.4

Cost of Revenue
Products	175.3	191.1	476.6	538.7
Services	38.6	35.9	121.2	108.1

Total cost of revenue	213.9	227.0	597.8	646.8

Gross Profit	215.3	162.3	633.8	489.6

Gross profit as a percentage of revenue	50.2%	41.7%	51.5%	43.1%

Gross profit as a percentage of revenue - products	52.5%	42.8%	54.6%	44.5%
Gross profit as a percentage of revenue - services	36.2%	35.3%	33.4%	34.7%

Operating Expenses
Research and development	76.3	65.8	216.8	201.6
Sales and marketing	43.5	40.6	132.5	123.9
General and administrative	24.0	24.5	73.7	76.6
Intangible asset amortization	6.1	6.0	20.9	18.0
Restructuring and other charges	—	0.3	9.5	11.1

Total operating expenses	149.9	137.2	453.4	431.2

Operating Earnings	65.4	25.1	180.4	58.4

Operating earnings as a percentage of revenue	15.2%	6.4%	14.6%	5.1%

Other Income
Interest income, net	2.4	3.9	9.4	14.8
Other income, net	4.8	1.3	9.6	1.3

Total other income	7.2	5.2	19.0	16.1

Earnings Before Income Tax	72.6	30.3	199.4	74.5
Income tax expense	(16.1)	(1.0)	(32.9)	(23.0)

Net Earnings	$56.5	$29.3	$166.5	$51.5

Weighted Average Shares Outstanding
Basic	376.3	392.3	382.1	394.8

Diluted	379.8	394.2	386.7	396.1

Net Earnings Per Share
Basic	$0.15	$0.07	$0.44	$0.13

Diluted	$0.15	$0.07	$0.43	$0.13

Cash Dividends Per Share	$0.02	$—	$0.06	$—

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	10/1/10	1/1/10
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$286.2	$154.0
Investments in marketable securities	883.7	950.8

Total cash, cash equivalents and marketable securities	1,169.9	1,104.8

Other marketable securities	231.4	252.8
Accounts receivable, net of allowances of $1.4 and $1.4	341.9	334.2
Inventories
Raw materials	27.4	24.0
Work in process	0.6	3.8
Finished goods	114.1	99.9

Total inventories	142.1	127.7
Income taxes	24.2	24.2
Miscellaneous receivables and other current assets	43.5	54.4

Total Current Assets	1,953.0	1,898.1

Property, Plant and Equipment
Land	20.9	21.2
Buildings and improvements	199.2	199.6
Equipment	423.6	415.9

Total property, plant and equipment	643.7	636.7
Accumulated depreciation	(383.7)	(366.1)

Property, plant and equipment, net	260.0	270.6
Goodwill	205.0	207.2
Intangible Assets, Net of Amortization	102.3	123.2
Other Assets	127.7	123.7

Total Assets	$2,648.0	$2,622.8

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$74.8	$71.5
Accrued compensation	89.3	82.0
Restructuring and other charges	9.7	9.8
Income taxes	96.7	80.8
Loan related to other marketable securities	231.4	252.8
Deferred revenue	51.7	31.3
Other accrued liabilities	75.8	81.2

Total Current Liabilities	629.4	609.4

Long-Term Restructuring Liabilities	3.6	7.2
Income Taxes	27.3	41.9
Other Long-Term Liabilities	49.9	49.4

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 501,129,114 and 497,734,039 shares issued	5.0	5.0
Additional paid-in capital	1,540.4	1,511.2
Treasury stock, at cost: 131,577,218 and 113,457,637 shares	(1,170.5)	(1,037.9)
Retained earnings	1,440.4	1,296.8
Accumulated other comprehensive income	122.5	139.8

Total Stockholders’ Equity	1,937.8	1,914.9

Total Liabilities and Stockholders’ Equity	$2,648.0	$2,622.8

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	10/1/10	10/2/09
In millions
Operating Activities
Net earnings	$166.5	$51.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57.5	55.6
Loss on disposal of property, plant and equipment	—	0.5
Equity-based compensation	20.7	15.8
Deferred income taxes	11.1	13.7
Restructuring and other charges	9.5	11.1
Net changes in assets and liabilities:
Accounts receivable	(12.8)	18.1
Inventories	(14.9)	56.3
Miscellaneous receivables and other current assets	6.3	5.1
Other assets	(3.5)	1.5
Accounts payable	3.1	(29.3)
Restructuring and other charges	(10.4)	(17.5)
Deferred revenue	19.9	7.9
Other accrued liabilities	2.9	(3.9)
Income taxes	(8.5)	(12.8)
Other long-term liabilities	0.3	0.4

Net Cash Provided by Operating Activities	247.7	174.0

Investing Activities
Capital expenditures	(31.1)	(24.9)
Proceeds on disposals of property, plant and equipment	—	0.5
Payments for purchases of investments	(1,970.1)	(947.8)
Proceeds from sales and maturities of investments	2,033.3	798.0

Net Cash Provided by (Used for) Investing Activities	32.1	(174.2)

Financing Activities
Proceeds from issuance of common stock under stock plans	7.1	1.5
Repurchase of common stock	(132.6)	(63.5)
Dividends paid	(22.9)	—

Net Cash Used for Financing Activities	(148.4)	(62.0)

Effect of Exchange Rate Changes on Cash	0.8	8.8

Net Increase (Decrease) in Cash and Cash Equivalents	132.2	(53.4)
Cash and Cash Equivalents - Beginning of Year	154.0	376.1

Cash and Cash Equivalents - End of Period	$286.2	$322.7

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

In October 2009, the FASB issued new authoritative guidance on accounting for revenue arrangements with multiple deliverables. This new standard provides principle and application guidance on whether multiple deliverables exist and how the arrangement should be separated. It also requires an entity to allocate revenue using estimated selling prices of deliverables, in the absence of vendor-specific objective evidence or third party evidence of selling price, apportioned to each deliverable using the relative selling price method. This standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, on a prospective basis, with earlier application permitted. This new standard will be adopted as of January 1, 2011 and will not have a material impact on our financial statements.

In October 2009, the FASB issued new authoritative guidance on accounting for certain revenue arrangements that include software elements. This standard clarifies that tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are not within the scope of software revenue recognition guidance. This standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, on a prospective basis, with earlier application permitted. This new standard will be adopted as of January 1, 2011 and will not have an impact on our financial statements.

3. Restructuring and Other Charges

On January 25, 2010, management initiated a restructuring plan that will enable us to shift investment from TDM (Time Division Multiplexing) to Ethernet and IP (Internet Protocol) products, move our supply chain closer to suppliers and reduce general and administrative expenses. We expect to record pretax charges through the first quarter of 2011 in the range of $9 million to $10 million. The pretax charges will consist of about $7 million for workforce reductions of approximately 200 employees and $2 million to $3 million for facility- and asset-related charges. Cash payments under this plan are expected to be in the range of $7 million to $8 million. Restructuring expense in the third quarter of 2010 related to severance. For the first nine months of 2010, restructuring expense consisted of $7.1 million for severance and $2.5 million for facility- and asset-related charges. Actions under this plan are expected to be completed by the end of the first quarter of 2011.

On July 6, 2009, management initiated a restructuring plan as we align costs with customer spending and then current market conditions. The cost and cash payments under this plan are expected to be about $6 million primarily for workforce reductions of approximately 150 employees. The reduction to this plan in the third quarter of 2010 related to severance. Restructuring expense for the first nine months of 2010 was primarily for facility- and asset-related charges. The cumulative pretax restructuring charges incurred to date for this plan are $5.6 million primarily in severance charges for workforce reductions. By segment, total charges to date under this plan are $1.8 million for Broadband, $1.8 million for Transport, and $2.0 million for Services. Restructuring actions under this plan are expected to be completed by the end of the fourth quarter of 2010. The net reduction to previous restructuring plans for the first nine months of 2010 was for facility-related activities.

The 2010 restructuring plan balance consists primarily of cash severance that we expect to pay through the second quarter of 2011. The 2009 restructuring plan balance consists of cash severance that we expect to pay through the first quarter of 2011. The balance for previous restructuring plans relates to net lease obligations that expire through 2015.

The following table summarizes restructuring and other charges recorded for the plans mentioned above, as well as adjustments to reserves recorded for prior restructurings:

	Third Quarter		Nine Months
	10/1/10	10/2/09	10/1/10	10/2/09
Severance and other termination benefits	$—	$(0.1)	$7.1	$6.7
Facility- and asset-related charges	—	0.4	2.4	4.4

Total restructuring and other charges	$—	$0.3	$9.5	$11.1

The following table summarizes restructuring and other charges activity by segment for the third quarter and nine months of 2010 and the status of the reserves at October 1, 2010:

		Third Quarter Activity
	Balance at 7/2/10	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 10/1/10
2010 Restructuring Plan
Broadband	$3.6	$—	$(1.7)	$0.2	$2.1
Transport	1.4	0.1	(0.1)	(0.1)	1.3
Services	0.1	—	—	—	0.1

Subtotal 2010 Restructuring Plan	5.1	0.1	(1.8)	0.1	3.5

2009 Restructuring Plan
Broadband	0.5	0.1	(0.1)	—	0.5
Transport	0.3	—	(0.1)	—	0.2
Services	1.1	(0.2)	(0.1)	—	0.8

Subtotal 2009 Restructuring Plan	1.9	(0.1)	(0.3)	—	1.5

Previous Restructuring Plans
Broadband	6.4	—	(0.6)	—	5.8
Transport	3.7	—	(1.2)	—	2.5

Subtotal Previous Restructuring Plans	10.1	—	(1.8)	—	8.3

Total All Restructuring Plans	$17.1	$—	$(3.9)	$0.1	$13.3

		Nine Months Activity
	Balance at 1/1/10	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 10/1/10
2010 Restructuring Plan
Broadband	$—	$5.9	$(2.7)	$(1.1)	$2.1
Transport	—	3.5	(0.7)	(1.5)	1.3
Services	—	0.2	(0.1)	—	0.1

Subtotal 2010 Restructuring Plan	—	9.6	(3.5)	(2.6)	3.5

2009 Restructuring Plan
Broadband	1.1	0.3	(0.8)	(0.1)	0.5
Transport	1.0	—	(0.7)	(0.1)	0.2
Services	1.5	(0.1)	(0.6)	—	0.8

Subtotal 2009 Restructuring Plan	3.6	0.2	(2.1)	(0.2)	1.5

Previous Restructuring Plans
Broadband	7.7	—	(1.9)	—	5.8
Transport	5.7	(0.3)	(2.9)	—	2.5

Subtotal Previous Restructuring Plans	13.4	(0.3)	(4.8)	—	8.3

Total All Restructuring Plans	$17.0	$9.5	$(10.4)	$(2.8)	$13.3

1 Other activities include the effects of currency translation, write-downs of property, plant and equipment to be disposed, as well as other changes in the reserve that do not flow through restructuring expense.

4. Fair Value Measurements

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, marketable securities and derivatives. The carrying value of the cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value because of their short-term nature. We determine the fair value of marketable securities and derivatives based on observable inputs such as quoted prices in active markets, or other than quoted prices in active markets that are observable either directly or indirectly.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining fair value for recurring financial assets and liabilities, we separate our financial instruments into three categories: marketable securities, other marketable securities and a loan related to other marketable securities, and derivative financial instruments. These assets and liabilities are all valued based on the market approach that uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

We classify U.S. Treasury bills and bonds as Level 1 in the fair value hierarchy based upon quoted prices in active markets. We also classify holdings in other marketable securities (Cisco common stock) and the related loan as Level 1 since the stock is actively traded through a governed exchange. All other marketable securities are classified as Level 2 based upon other than quoted prices with observable market data. The type of instruments valued based upon the observable market data include U.S. government sponsored enterprise (agency) debt obligations, Federal Deposit Insurance Corporation (FDIC)-backed corporate debt obligations, investment grade corporate bonds, state and municipal debt obligations, mortgaged backed debt obligations guaranteed by the Government National Mortgage Association (GNMA), certain FDIC-backed bank certificates of deposit, foreign government debt obligations and foreign corporate debt obligations guaranteed by foreign governments.

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

Assets and liabilities measured at fair value on a recurring basis are:

		Fair Value Measurements at October 1, 2010
	Balance at 10/1/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$305.9	$305.9	$—	$—
Corporate debt obligations guaranteed by FDIC	81.0	—	81.0	—
Corporate debt obligations	35.8	—	35.8	—
Mortgaged backed debt obligations guaranteed by GNMA	132.2	—	132.2	—
Certificates of deposit guaranteed by FDIC	8.2	—	8.2	—
Foreign government debt obligations	244.5	—	244.5	—
Foreign corporate debt obligations guaranteed by foreign governments	76.1	—	76.1	—

Subtotal	883.7	305.9	577.8	—
Other marketable securities	231.4	231.4	—	—
Derivative financial instruments	0.1	—	0.1	—

Total Assets	$1,115.2	$537.3	$577.9	$—

Liabilities
Loan related to other marketable securities	$231.4	$231.4	$—	$—
Derivative financial instruments	0.3	—	0.3	—

Total Liabilities	$231.7	$231.4	$0.3	$—

		Fair Value Measurements at January 1, 2010
	Balance at 1/1/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$223.9	$223.9	$—	$—
U.S. government-sponsored enterprise (agency) debt obligations	32.6	—	32.6	—
Municipal tax-exempt debt obligations	47.3	—	47.3	—
Corporate debt obligations guaranteed by FDIC	163.7	—	163.7	—
Corporate debt obligations	41.4	—	41.4	—
Mortgaged backed debt obligations guaranteed by GNMA	129.8	—	129.8	—
Certificates of deposit guaranteed by FDIC	8.6	—	8.6	—
Foreign government debt obligations	267.0	—	267.0	—
Foreign corporate debt obligations guaranteed by foreign governments	36.5	—	36.5	—

Subtotal	950.8	223.9	726.9	—
Other marketable securities	252.8	252.8	—	—
Derivative financial instruments	1.3	—	1.3	—

Total Assets	$1,204.9	$476.7	$728.2	$—

Liabilities
Loan related to other marketable securities	$252.8	$252.8	$—	$—
Derivative financial instruments	1.9	—	1.9	—

Total Liabilities	$254.7	$252.8	$1.9	$—

5. Investments

We account for investments in marketable securities at fair value, with the unrealized gain or loss, less deferred income taxes, shown as a separate component of stockholders’ equity. We base realized gains and losses on specific identification of the security sold. At October 1, 2010, and January 1, 2010, available-for-sale marketable securities consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
October 1, 2010
U.S. government debt obligations	$305.7	$0.2	$—	$305.9
Corporate debt obligations guaranteed by FDIC	80.5	0.5	—	81.0
Corporate debt obligations	35.3	0.5	—	35.8
Mortgaged backed debt obligations guaranteed by GNMA	131.0	1.2	—	132.2
Certificates of deposit guaranteed by FDIC	8.2	—	—	8.2
Foreign government debt obligations	242.9	1.9	(0.3)	244.5
Foreign corporate debt obligations guaranteed by foreign governments	75.4	0.7	—	76.1

Total	$879.0	$5.0	$(0.3)	$883.7

January 1, 2010
U.S. government debt obligations	$223.6	$0.5	$(0.2)	$223.9
U.S. government-sponsored enterprise (agency) debt obligations	32.3	0.3	—	32.6
Municipal tax-exempt debt obligations	46.9	0.4	—	47.3
Corporate debt obligations guaranteed by FDIC	162.2	1.6	(0.1)	163.7
Corporate debt obligations	40.9	0.5	—	41.4
Mortgaged backed debt obligations guaranteed by GNMA	128.8	1.5	(0.5)	129.8
Certificates of deposit guaranteed by FDIC	8.6	—	—	8.6
Foreign government debt obligations	264.7	2.7	(0.4)	267.0
Foreign corporate debt obligations guaranteed by foreign governments	35.9	0.6	—	36.5

Total	$943.9	$8.1	$(1.2)	$950.8

Of the available-for-sale debt obligations at October 1, 2010, $166.6 million have contractual maturities of less than 12 months, $584.9 million have contractual maturities of greater than one year up to five years and $132.2 million have contractual maturities greater than five years.

Gross unrealized gains and losses related to fixed-income securities were caused by interest rate fluctuations. We review investments held with unrealized losses to determine if the loss is other-than-temporary. We evaluated near-term prospects of the security in relation to the severity and duration of the unrealized loss. We also assessed our intent to sell the security, whether it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover its entire amortized cost basis. Based on our review, we do not intend to sell these securities and believe that they will recover their entire amortized cost basis; therefore, we do not consider these investments to be other-than-temporarily impaired at October 1, 2010. No other-than-temporary impairments were recorded in the third quarter and the first nine months of 2010.

Investments in marketable securities with unrealized losses at October 1, 2010, and January 1, 2010, were as follows:

	Unrealized Loss Less than 12 months		Unrealized Loss Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
October 1, 2010
Foreign government debt obligations	$—	$—	$47.8	$(0.3)	$47.8	$(0.3)

January 1, 2010
U.S. government debt obligations	$48.6	$(0.2)	$—	$—	$48.6	$(0.2)
Corporate debt obligations guaranteed by FDIC	15.9	(0.1)	—	—	15.9	(0.1)
Mortgaged backed debt obligations guaranteed by GNMA	39.9	(0.5)	—	—	39.9	(0.5)
Foreign government debt obligations	94.8	(0.4)	—	—	94.8	(0.4)

Total	$199.2	$(1.2)	$—	$—	$199.2	$(1.2)

The following table presents gross realized gains and losses related to fixed income investments for the three months and nine months ending October 1, 2010, and October 2, 2009:

	Third Quarter		Nine Months
	10/1/10	10/2/09	10/1/10	10/2/09
Gross realized gains	$6.3	$2.1	$14.2	$5.9
Gross realized losses	(1.8)	(0.2)	(2.2)	(1.6)

Total	$4.5	$1.9	$12.0	$4.3

As a result of the acquisition of Advanced Fibre Communications, Inc. (AFC) in 2004, we acquired 10.6 million shares of Cisco common stock, shown as Other marketable securities in Current Assets. AFC owned this stock as a result of its investment in privately held Cerent Corporation, which was acquired by Cisco in 1999. In 2000, AFC entered into two three-year hedge contracts, pledging all of the Cisco stock to secure the obligations under the contracts. When the hedge contracts matured in 2003, AFC entered into stock loan agreements with a lender, borrowing 10.6 million shares of Cisco stock to settle the hedge contracts on the Cisco stock. The aggregate amount of the fair values of those stock loans is reflected as a current liability on the balance sheets as of October 1, 2010, and January 1, 2010. The values of both the asset and liability move in tandem with each other since each is based on the number of shares we hold at the current stock price. At October 1, 2010, Other marketable securities and Loan related to other marketable securities was $231.4 million at a market price of $21.91 per share and $252.8 million at a market price of $23.94 per share at January 1, 2010. The fees associated with the stock loan agreement were $0.3 million for the third quarter of 2010, $0.4 million for the third quarter of 2009, $1.1 million for the first nine months of 2010, and $1.1 million for the first nine months of 2009.

In addition to the above investments, we maintain investments in partnerships and start-up technology companies. We record these investments in Other Assets, at cost. These investments totaled $10.4 million at October 1, 2010, and $7.2 million at January 1, 2010. We review each investment quarterly, including historical and projected financial performance, expected cash needs and recent funding events. We recognize other-than-temporary impairments if the market value of the investment is below its cost basis for an extended period of time or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. No other-than-temporary impairments were recorded for the third quarter and the first nine months of 2010 and 2009.

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

Cash Flow Hedges

We use foreign currency forward and option contracts, designated as cash flow hedges, to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conduct monthly effectiveness tests of these hedging relationships on a spot-to-spot basis, excluding forward points. Effective gains and losses from derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions occur, at which time they are reclassified to Total cost of revenue. Ineffectiveness is recorded to Other income, net. If it becomes probable that an anticipated transaction that was hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other income, net. At October 1, 2010, we did not have any cash flow hedges outstanding. We continue to monitor the company’s overall currency exposure and may elect to add additional cash flow hedges in the future if deemed necessary.

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency of the Tellabs entity entering into the transaction are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income. These derivative contracts are not designated as hedges. At October 1, 2010, we held non-designated foreign currency forward contracts in twelve currencies, with a gross notional equivalent of $144.0 million.

Net Investment Hedges

We entered into three-month foreign currency forward contracts, designated as net investment hedges, to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts due to exchange rate fluctuations are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment in the foreign subsidiary. We conduct monthly effectiveness tests of net investment hedges on a spot-to-spot basis, excluding forward points, and any measurement of ineffectiveness is recorded in income. As of October 1, 2010, we had a net unrealized gain of $15.7 million in Accumulated other comprehensive income, which includes a net gain of $15.8 million related to settled contracts and a net loss of $0.1 million related to unsettled contracts. We held net investment hedges with a notional value of 50 million Euros at the end of the quarter.

The fair value of derivative instruments in the Consolidated Balance Sheet as of October 1, 2010, follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Cash flow and net investment hedges	$—	$(0.1)
Balance sheet hedges (Non-designated hedges)	0.1	(0.2)

Total derivatives	$0.1	$(0.3)

The fair value of derivative instruments in the Consolidated Balance Sheet as of January 1, 2010, follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Cash flow and net investment hedges	$0.9	$(1.6)
Balance sheet hedges (Non-designated hedges)	0.4	(0.3)

Total derivatives	$1.3	$(1.9)

The effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Income follows:

	Three Months Ended
	Loss Recognized in Accumulated OCI, net (Effective Portion)		Loss Reclassified from Accumulated OCI into Total Cost of Revenue (Effective Portion)		Gain (Loss) Recognized in Other Income net: Excluded from Effectiveness Testing Gain (Loss)
	10/1/10	10/2/09	10/1/10	10/2/09	10/1/10	10/2/09
Cash flow hedges	$—	$(1.7)	$—	$(1.3)	$—	$(0.1)
Net investment hedges	$(5.1)	$(2.5)	N/A	N/A	$0.1	$(0.1)

	Nine Months Ended
	Gain (Loss) Recognized in Accumulated OCI, net (Effective Portion)		Gain Reclassified from Accumulated OCI into Total Cost of Revenue (Effective Portion)		Loss Recognized in Other Income, net: Excluded from Effectiveness Testing Gain (Loss)
	10/1/10	10/2/09	10/1/10	10/2/09	10/1/10	10/2/09
Cash flow hedges	$1.8	$(3.2)	$0.6	$4.4	$—	$(0.3)
Net investment hedges	$5.5	$0.7	N/A	N/A	$—	$(0.5)

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income follows:

	Third Quarter		Nine Months
	Gain Recognized in Other Income, net [1]		Loss Recognized in Other Income, net [1]
	10/1/10	10/2/09	10/1/10	10/2/09
Foreign currency forward and option contracts	$6.4	$2.0	$(7.1)	$(1.2)

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

We classify the portion of warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Product warranty liabilities are as follows:

	Third Quarter		Nine Months
	10/1/10	10/2/09	10/1/10	10/2/09
Balance – beginning of period	$27.4	$37.6	$31.4	$39.3
Accruals for product warranties	1.3	2.7	5.2	9.2
Settlements	(1.1)	(2.1)	(4.0)	(5.7)
Other adjustments to accruals for product warranties	(3.5)	(3.8)	(8.5)	(8.4)

Balance – end of period	$24.1	$34.4	$24.1	$34.4

	Balance at 10/1/10	Balance at 10/2/09
Balance sheet classification - end of period
Other accrued liabilities	$9.4	$15.7
Other long-term liabilities	14.7	18.7

Total product warranty liabilities	$24.1	$34.4

8. Equity-Based Compensation

The Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan (2004 Plan) provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units (PSUs). Stockholders previously approved 53,889,977 shares for grant under the 2004 Plan, of which 24,023,765 remain available for grant at October 1, 2010. Under the 2004 Plan and predecessor plans, we granted awards at market value on the date of grant.

Stock Options

Stock options granted in the first nine months of 2010 and 2009 generally vest in three equal annual installments on the anniversary of the grant date. We recognize compensation expense on a straight-line basis over the service period based on the fair value of the stock options on the grant date. Compensation expense for stock options was $1.2 million for the third quarter of 2010, $3.9 million for the first nine months of 2010, $0.9 million for the third quarter of 2009, and $4.2 million for the first nine months of 2009. Options granted but unexercised expire 10 years from the grant date.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted average fair value of current period stock option grants:

	Nine Months
	10/1/10	10/2/09
Expected volatility	42.0%	47.1%
Risk-free interest rate	2.2%	2.0%
Expected term (in years)	5.3	4.5
Expected dividend yield	1.0%	0.0%

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

The following is a summary of stock option activity during 2010 as of October 1, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding – beginning of year	30,690,567	$14.81
Granted	1,687,730	$8.26
Exercised	(1,325,371)	$5.37
Forfeited/expired	(3,563,010)	$42.38

Outstanding – end of period	27,489,916	$11.29	4.0	$16.1

Exercisable – end of period	23,823,390	$12.06	3.2	$10.7
Shares expected to vest	27,243,555	$11.32	3.9	$16.0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of October 1, 2010, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the third quarter of 2010 was $0.5 million.

As of October 1, 2010, we had $6.7 million of unrecognized compensation cost related to stock options, which we expect to recognize over a weighted average period of 1.7 years. The weighted average fair value of stock options granted during the first nine months of 2010 was $3.08.

Cash-Settled Stock Appreciation Rights

The 2004 Plan provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the 2004 Plan. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (the market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. These cash payments were negligible in the first nine months of 2010 and 2009. The cash-settled SARs are generally assigned 10-year terms and generally vest in three equal annual installments on the anniversary of the grant date. At October 1, 2010, there were 420,674 cash-settled SARs outstanding. The weighted average price of the 109,275 cash-settled SARs granted in the first nine months of 2010 was $7.18 and the weighted average price of the 74,350 cash-settled SARs granted in the first nine months of 2009 was $5.41. Compensation expense was $0.2 million for the first nine months of 2010 and $0.2 million for the first nine months of 2009.

Restricted Stock

We granted 2,956,156 shares of restricted stock in the first nine months of 2010 and 2,456,126 shares of restricted stock in the first nine months of 2009. Of the shares granted in the first nine months of 2010, 19,696 shares vest over a four-year period, 2,883,660 vest over a three-year period and 52,800 vest over a one-year period. Of the shares granted in the first nine months of 2009, 2,364,526 vest over a three-year period and 91,600 vest over a one-year period. We recognize compensation expense on a straight-line basis over the vesting periods based on the market price of our stock on the grant date. Compensation expense was $4.9 million for the third quarter of 2010, $12.4 million for the first nine months of 2010, $2.9 million for the third quarter of 2009, and $9.7 million for the first nine months of 2009. The fair market value of restricted stock vested in the first nine months of 2010 was $14.0 million. The weighted average issuance price of restricted stock granted in the first nine months of 2010 was $8.73 per share and $5.24 per share in the first nine months of 2009. Non-vested restricted stock award activity for 2010 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	4,556,970	$5.67
Granted	2,956,156	$8.73
Vested	(1,645,231)	$5.36
Forfeited	(140,547)	$6.50

Non-vested – end of period	5,727,348	$7.32

As of October 1, 2010, we had $30.3 million of unrecognized compensation cost related to restricted stock, which we expect to recognize over a weighted average period of 2.2 years.

Performance Stock Units

The 2004 Plan provides for the granting of PSUs. We granted 1,140,333 PSUs in the first nine months of 2010 and 959,100 PSUs in the first nine months of 2009. We recognize compensation expense over the vesting periods based on the market price of our stock on the grant date and the estimated performance that will be achieved. The PSUs granted in the first nine months of 2010 entitle the recipients to receive shares of our common stock commencing in March 2011, contingent on the achievement of operating earnings targets and four strategic goals or on the achievement of revenue targets and six strategic goals for the 2010 fiscal year. Following achievement of these measures and subject to continued employment, one-third of such shares will be issued in annual installments in March 2011, March 2012 and March 2013. At maximum target performance, we will issue two shares for each PSU granted. The weighted average price of PSUs granted in the first nine months of 2010 was $7.73 per share and the weighted average price of PSUs granted in the first nine months of 2009 was $3.75 per share.

The PSUs granted in 2009 entitle the recipients to receive shares of our common stock commencing in March 2010, contingent on the achievement of operating earnings targets for the 2009 fiscal year. Based on 2009 operating earnings of $154 million (excluding the impact of our acquisition of WiChorus, Inc.), 165% of the PSUs were earned and 1.65 shares for each PSU (596,506 additional shares) of the granted award will be paid out, subject to continued employment. We issued one-third of the total shares (504,734 shares) in the first quarter of 2010 and generally, one-third of such shares will be issued in annual installments in March 2011 and March 2012. Compensation expense was $1.3 million for the third quarter of 2010, $4.2 million for the first nine months of 2010, $0.7 million for the third quarter of 2009, and $1.7 million for the first nine months of 2009. PSU activity for 2010 follows:

	Shares		Weighted Average Grant Date Fair Value
Non-vested – beginning of year	917,700			$3.75
Granted[1]	1,736,839			$6.36
Vested Forfeited	(504,734 (24,491	) )	$ $	3.75 6.11

Non-vested – end of period	2,125,314			$5.86

1 This includes the additional 596,506 shares from the 2009 grant that were earned based on 2009 operating earnings.

As of October 1, 2010, we had $6.8 million of unrecognized compensation cost related to PSUs, based on our most recent forecast performance, which we expect to recognize over a weighted average period of 2.1 years.

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, SARs, restricted stock and PSUs:

	Third Quarter		Nine Months
	10/1/10	10/2/09	10/1/10	10/2/09
Cost of revenue – products	$0.6	$0.4	$1.6	$1.3
Cost of revenue – services	0.6	0.4	1.7	1.7
Research and development	2.3	1.2	6.5	4.5
Sales and marketing	1.5	0.9	4.0	3.3
General and administrative	2.5	1.7	6.9	5.0

Equity-based compensation expense before income taxes	7.5	4.6	20.7	15.8
Income tax benefit	(2.4)	(0.1)	(6.7)	(0.4)

Total equity-based compensation expense after income taxes	$5.1	$4.5	$14.0	$15.4

9. Retiree Medical Plan

The following table sets forth the components of the net periodic benefit costs for the Retiree Medical Plan:

	Third Quarter		Nine Months
	10/1/10	10/2/09	10/1/10	10/2/09
Service cost	$0.1	$0.1	$0.5	$0.5
Interest cost	0.2	0.2	0.5	0.5
Expected return on plan assets	(0.2)	(0.2)	(0.5)	(0.5)
Amortization of actuarial gain	—	(0.1)	(0.1)	(0.2)
Amortization of unrecognized prior service cost	0.1	0.1	0.1	0.1

Net periodic benefit cost	$0.2	$0.1	$0.5	$0.4

We currently do not anticipate contributing to the plan in 2010, as it is adequately funded at this time.

10. Income Taxes

We recorded tax expense of $16.1 million for the third quarter and $32.9 million for the first nine months of 2010. Tax expense reflects an effective tax rate below the federal statutory rate of 35% due to a benefit of $8.5 million in the third quarter of 2010 and $23.5 million for the first nine months of 2010 from the utilization of domestic net operating loss and tax credit carryforwards that had previously been offset by a valuation allowance. Tax expense and the effective tax rate also reflect a benefit of $3.0 million in the third quarter and $16.9 million for the first nine months of 2010 for the reversal of tax accruals that were no longer required due to the settlement of audits or the expiration of a statute of limitations.

11. Comprehensive Income

Comprehensive income for the third quarter and the first nine months of 2010 and 2009, consists of the following:

	Third Quarter		Nine Months
	10/1/10	10/2/09	10/1/10	10/2/09
Net earnings	$56.5	$29.3	$166.5	$51.5
Net change in unrealized gains and losses related to:
Available-for-sale securities, net of tax	(1.3)	2.7	(1.6)	5.8
Cash flow hedges, net of tax	—	(0.7)	1.3	(6.4)
Net investment hedges, net of tax	(5.1)	(2.5)	5.5	0.7
Foreign currency translation adjustments	51.0	19.1	(22.5)	23.3

Comprehensive income	$101.1	$47.9	$149.2	$74.9

12. Segment Information

We report operating results for three segments: Broadband, Transport and Services.

The Broadband segment includes data, access and managed access product portfolios that facilitate the delivery of bundled voice, video and high-speed Internet/data services over copper-based and/or fiber-based networks and delivery of next-generation wireline and wireless services. Data products include the Tellabs® 7300 Metro Ethernet Switching Series, the Tellabs® 8600 Managed Edge System, the Tellabs® 8800 Multiservice Router Series and the Tellabs® SmartCore™ 9100 Platform. Access offerings include the Tellabs® 1000 Multiservice Access Series, the Tellabs® 1100 Multiservice Access Series and the Tellabs® 1600 Optical Network Terminal (ONT) Series. Managed access products include the Tellabs® 6300 Managed Transport System, the Tellabs® 8000 Intelligent Network Manager and the Tellabs® 8100 Managed Access System.

The Transport segment includes solutions that enable service providers to transport service and manage optical bandwidth by adding capacity when and where it’s needed. Wireline and wireless carriers use these products within the metropolitan and the long haul portion of their transport networks to support wireless services, business services for enterprise customers, and triple-play voice, video and data services for residential customers. Product offerings include the Tellabs® 3000 Series of voice-enhancement products, the Tellabs® 5000 Series of digital cross-connect systems, and the Tellabs® 7100 Optical Transport System (OTS).

The Services segment includes deployment, support, training and professional services. These services support all phases of the network: planning, building and operating.

We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges and the impact of equity-based compensation.

Consolidated revenue by segment follows:

	Third Quarter		Nine Months
	10/1/10	10/2/09	10/1/10	10/2/09
Broadband	$198.9	$205.9	$618.8	$594.4
Transport	169.8	127.9	430.7	376.4
Services	60.5	55.5	182.1	165.6

Total revenue	$429.2	$389.3	$1,231.6	$1,136.4

Segment profit and reconciliation to operating earnings by segment follows:

	Third Quarter		Nine Months
	10/1/10	10/2/09	10/1/10	10/2/09
Broadband	$48.6	$49.6	$195.5	$141.3
Transport	71.4	28.8	168.6	94.9
Services	22.5	20.0	62.6	59.2

Total segment profit	142.5	98.4	426.7	295.4
Sales and marketing expenses	(43.5)	(40.6)	(132.5)	(123.9)
General and administrative expenses	(24.0)	(24.5)	(73.7)	(76.6)
Equity-based compensation	(3.5)	(1.9)	(9.7)	(7.4)
Intangible asset amortization	(6.1)	(6.0)	(20.9)	(18.0)
Restructuring and other charges	—	(0.3)	(9.5)	(11.1)

Operating earnings	$65.4	$25.1	$180.4	$58.4

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

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock. As of October 1, 2010, we have purchased 8.3 million shares of our common stock under this program since February 2006, at a total cost of $100.0 million, including $0.4 million (0.1 million shares) in the third quarter of 2010 and $6.6 million (0.8 million shares) in the first nine months of 2010.

As of October 1, 2010, we purchased 49.1 million shares of our common stock under the $600 million repurchase program at a total cost of $325.3 million, including $110.6 million (15.5 million shares) in the third quarter of 2010 and $121.3 million (16.7 million shares) in the first nine months of 2010, leaving $274.7 million available to be purchased under this program. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 32,548 shares for $0.2 million in the third quarter of 2010 and 0.6 million shares for $4.7 million in the first nine months of 2010 to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

14. Net Earnings Per Share

The following table sets forth the computation of net earnings per share:

	Third Quarter		Nine Months
	10/1/10	10/2/09	10/1/10	10/2/09
Numerator:
Net earnings	$56.5	$29.3	$166.5	$51.5

Denominator:
Denominator for basic net earnings per share – weighted average shares outstanding	376.3	392.3	382.1	394.8
Effect of dilutive securities:
Employee stock options and restricted and performance stock awards	3.5	1.9	4.6	1.3

Denominator for diluted net earnings per share – adjusted weighted average shares outstanding and assumed conversions	379.8	394.2	386.7	396.1

Net earnings per share, basic	$0.15	$0.07	$0.44	$0.13

Net earnings per share, diluted	$0.15	$0.07	$0.43	$0.13

The number of securities excluded from the weighted average shares outstanding computation was 17.8 million in the third quarter of 2010, 18.7 million in the first nine months of 2010, 26.9 million in the third quarter of 2009, and 31.9 million in the first nine months of 2009 because the exercise price was greater than the average market price of the common shares; therefore, the effect would have been anti-dilutive.

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

The Services segment includes deployment, support, training and professional services. Revenue from deployment, support and training services arises primarily from the sales of products and continues to represent the majority of Services revenue, while the balance comes from professional services offerings.

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

RESULTS OF OPERATIONS

We operate in three business segments: Broadband, Transport and Services. For the third quarter of 2010, revenue grew to $429.2 million, up 10.2% from $389.3 million in the third quarter of 2009. For the first nine months of 2010, revenue grew to $1,231.6 million, up 8.4% from $1,136.4 million in the first nine months of 2009. In the three-month period, increased revenue in the Transport and Services segments offset lower revenue in the Broadband segment. In the nine-month period, revenue increased in all three business segments.

Consolidated gross profit margin in the third quarter of 2010 grew to 50.2%, up 8.5 percentage points from 41.7% in the year-ago quarter. For the first nine months of 2010, consolidated gross margin grew to 51.5%, up 8.4 percentage points from 43.1% in the comparable period of 2009. Products gross margins increased in both periods. Services gross margins improved in the three-month period and were slightly lower in the nine-month period.

Operating expenses in the third quarter of 2010 were $149.9 million, compared with $137.2 million in the year-ago quarter. For the first nine months of 2010, operating expenses were $453.4 million, compared with $431.2 million in the comparable period of 2009.

Operating income in the third quarter of 2010 grew to $65.4 million, up $40.3 million from $25.1 million in the year-ago quarter. For the first nine months of 2010, operating income grew to $180.4 million, up $122.0 million from $58.4 million in the comparable period of 2009.

Net earnings for the third quarter of 2010 grew to $56.5 million or $0.15 per share (basic and diluted), up $27.2 million from $29.3 million or $0.07 per share (basic and diluted) in the year-ago quarter. Net earnings for the first nine months of 2010 grew to $166.5 million or $0.44 per basic share and $0.43 per diluted share from $51.5 million or $0.13 per share (basic and diluted) in the comparable period of 2009.

Revenue (in millions)

	Third Quarter			Nine Months
	2010	2009	Change	2010	2009	Change
Products	$368.7	$333.8	10.5%	$1,049.5	$970.8	8.1%
Services	60.5	55.5	9.0%	182.1	165.6	10.0%

Total revenue	$429.2	$389.3	10.2%	$1,231.6	$1,136.4	8.4%

Products and Services revenue grew year-over-year in both the three-month and nine-month periods.

On a geographic basis, revenue from customers in North America (United States and Canada) grew to $297.6 million (or 69% of total revenue) in the third quarter of 2010, up 8.9% from $273.4 million (or 70% of total revenue) in the year-ago quarter. For the first nine months of 2010, North America revenue grew to $902.3 million (or 73% of total revenue), up 20.3% from $749.9 million (or 66% of total revenue) in the year-ago period. The increased revenue in both periods was driven primarily by a North American carrier that uses our data and transport products to expand mobile-network capacity.

Revenue from customers outside North America grew to $131.6 million (or 31% of total revenue) in the third quarter of 2010, up 13.5% from $115.9 million (or 30% of total revenue) in the year-ago quarter. For the first nine months of 2010, revenue from customers outside North America was $329.3 million (or 27% of total revenue), compared with $386.5 million (or 34% of total revenue) in the year-ago period. The increase in the three-month period was primarily driven by higher revenue from optical transport systems in the Europe, Middle East and Africa region. The decline in the nine-month period was primarily driven by lower managed access and data products revenue.

In the third quarter of 2010, revenue from our growth portfolio (the Tellabs® 6300 Managed Transport System, the Tellabs® 7100 Optical Transport System, the Tellabs® 7300 Metro Ethernet Switching Series, the Tellabs® 8600 Managed Edge System, the Tellabs® 8800 Multiservice Router Series, the Tellabs® SmartCore™ 9100 Platform, and professional services) grew to $223.8 million (or 52% of total revenue), up 26.9% from $176.3 million (or 45% of total revenue) in the year-ago quarter. Our core portfolio (the Tellabs® 5000 Series of digital cross-connect systems, the Tellabs® 8100 Managed Access System, the Tellabs® 8000 Intelligent Network Manager, the Tellabs® 3000 Series of voice-enhancement products, the Tellabs Access products and deployment, training and support services) accounted for the balance of the third-quarter revenue.

For the first nine months of 2010, growth portfolio revenue grew to $682.6 million (or 55% of total revenue), up 31.8% from $517.9 million (or 46% of total revenue) in 2009. The balance of our revenue came from our core portfolio, which contributed $549.0 million of revenue in the first nine months of 2010, compared with $618.5 million in the comparable period of 2009.

Gross Margin

	Third Quarter			Nine Months
	2010	2009	% Point Change	2010	2009	% Point Change
Products	52.5%	42.8%	9.7	54.6%	44.5%	10.1
Services	36.2%	35.3%	0.9	33.4%	34.7%	(1.3)
Consolidated	50.2%	41.7%	8.5	51.5%	43.1%	8.4

The increase in products gross margin for both time periods was primarily the result of higher revenue from Transport and data products, which carry gross margins above corporate average, and lower revenue from access products, which carry gross margins below corporate average. The increase in services gross margin for the three-month period is due to the higher overall level of services revenue. The decline in services gross margin for the nine-month period is due to a higher mix of revenue from deployment services, which carry gross margins lower than the overall services average.

Operating Expenses (in millions)

	Third Quarter			Percent of Revenue
	2010	2009	Change	2010	2009
Research and development	$76.3	$65.8	$10.5	17.8%	16.9%
Sales and marketing	43.5	40.6	2.9	10.1%	10.4%
General and administrative	24.0	24.5	(0.5)	5.6%	6.3%

Subtotal	143.8	130.9	12.9	33.5%	33.6%

Intangible asset amortization	6.1	6.0	0.1
Restructuring and other charges	—	0.3	(0.3)

Total operating expenses	$149.9	$137.2	$12.7

	Nine Months			Percent of Revenue
	2010	2009	Change	2010	2009
Research and development	$216.8	$201.6	$15.2	17.6%	17.7%
Sales and marketing	132.5	123.9	8.6	10.8%	10.9%
General and administrative	73.7	76.6	(2.9)	6.0%	6.7%

Subtotal	423.0	402.1	20.9	34.3%	35.4%

Intangible asset amortization	20.9	18.0	2.9
Restructuring and other charges	9.5	11.1	(1.6)

Total operating expenses	$453.4	$431.2	$22.2

Operating expenses increased during the third quarter and the first nine months of 2010, compared with the year-ago periods, due primarily to higher research and development as well as sales and marketing costs associated with our acquisition of WiChorus, Inc. in December 2009. Restructuring and other charges of $9.5 million for the first nine months of 2010 are primarily due to severance, facility- and asset-related charges.

Other Income (in millions)

	Third Quarter			Nine Months
	2010	2009	Change	2010	2009	Change
Interest income, net	$2.4	$3.9	$(1.5)	$9.4	$14.8	$(5.4)
Other income, net	4.8	1.3	3.5	9.6	1.3	8.3

Total other income	$7.2	$5.2	$2.0	$19.0	$16.1	$2.9

Interest income, net, declined due to lower yields during the third quarter and the first nine months of 2010, compared with the year-ago periods. Other income, net, increased in the third quarter and the first nine months of 2010, compared with the year-ago periods, primarily due to higher realized gains on sales of marketable securities.

Income Taxes

In the third quarter of 2010, income tax expense was $16.1 million, compared with $1.0 million in the year-ago quarter. Income tax expense increased due to an increase in tax on higher pretax earnings offset by a benefit of $8.5 million from the recognition of net operating loss, capital loss and tax credit carryforwards that had previously been offset by a valuation allowance. Tax expense for the quarter includes a benefit of $3.0 million, compared with $6.8 million in the year-ago quarter, from the release of tax accruals that are no longer required due to the settlement of audits or the expiration of a statute of limitations.

In the first nine months of 2010, income tax expense was $32.9 million, compared with $23.0 million in the comparable period of 2009. Income tax expense increased due to an increase in tax on higher pretax earnings offset by a benefit of $23.5 million from the recognition of net operating loss, capital loss and tax credit carryforwards that had previously been offset by a valuation allowance. Tax expense for the first nine months of 2010 includes a benefit of $16.9 million, compared with $7.0 million in the comparable period of 2009, from the release of tax accruals that are no longer required due to the settlement of audits or an expiration of a statute of limitations.

Segments

Segment Revenue (in millions)

	Third Quarter			Nine Months
	2010	2009	Change	2010	2009	Change
Broadband	$198.9	$205.9	(3.4)%	$618.8	$594.4	4.1%
Transport	169.8	127.9	32.8%	430.7	376.4	14.4%
Services	60.5	55.5	9.0%	182.1	165.6	10.0%

Total revenue	$429.2	$389.3	10.2%	$1,231.6	$1,136.4	8.4%

Segment Profit* (in millions)

	Third Quarter			Nine Months
	2010	2009	Change	2010	2009	Change
Broadband	$48.6	$49.6	(2.0)%	$195.5	$141.3	38.4%
Transport	71.4	28.8	147.9%	168.6	94.9	77.7%
Services	22.5	20.0	12.5%	62.6	59.2	5.7%

Total segment profit	$142.5	$98.4	44.8%	$426.7	$295.4	44.4%

*	We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, and the impact of equity-based compensation.

Broadband

Revenue

Revenue from the Broadband segment was $198.9 million in the third quarter of 2010, compared with $205.9 million in the year-ago quarter. For the first nine months of 2010, Broadband segment revenue was $618.8 million, up 4.1% from $594.4 million in the comparable period of 2009. The Broadband segment includes data products, managed access products and access products. In the three-month period, lower revenue from access and managed access products offset increased revenue from data products. In the nine-month period, increased revenue from data products offset lower revenue from access and managed access products.

Data product revenue grew to $110.7 million in the third quarter of 2010, up 35.2% from $81.9 million in the year-ago quarter. For the first nine months of 2010, data revenue grew to $400.3 million, up 59.2% from $251.5 million in the comparable period of 2009. We are participating in large network builds in North America and internationally. The increase in data revenue during both periods was driven primarily by a North American carrier that is expanding mobile-network capacity.

Access revenue was $58.0 million in the third quarter of 2010, compared with $86.1 million in the year-ago quarter. For the first nine months of 2010, access revenue was $128.5 million, compared with $218.7 million in the comparable period of 2009. Access revenue declined in both periods as several key customers transitioned to alternate network architectures.

Managed access revenue was $30.2 million in the third quarter of 2010, compared with $37.9 million in the year-ago quarter. For the first nine months of 2010, managed access revenue was $90.0 million, compared with $124.2 million in the comparable period of 2009. Revenue from both managed access systems and SDH transport systems declined in both periods as customers around the world continued to migrate to Internet Protocol (IP) and Ethernet data products.

Segment Profit

Broadband segment profit was $48.6 million in the third quarter of 2010, compared with $49.6 million in the year-ago quarter. For the first nine months of 2010, Broadband segment profit was $195.5 million, up 38.4% from $141.3 million in the comparable period of 2009. The slight decline in segment profit for the three-month period was driven by lower managed access revenue and higher research and development spending for data products, which was almost entirely offset by higher data product revenue. The increase in segment profit for the nine-month period was driven by the higher level of data revenue, which was partially offset by the lower level of managed access and access product revenue and higher research and development expenses for data products.

Transport

Revenue

Revenue from the Transport segment grew to $169.8 million in the third quarter of 2010, up 32.8% from $127.9 million in the year-ago quarter. For the first nine months of 2010, Transport segment revenue grew to $430.7 million, up 14.4% from $376.4 million in the comparable period of 2009. Revenue from both digital cross-connect and optical transport systems increased in both periods.

Segment Profit

Transport segment profit grew to $71.4 million in the third quarter of 2010, up 147.9% from $28.8 million in the year-ago quarter. Segment profit for the first nine months of 2010 grew to $168.6 million, up 77.7% from $94.9 million in the comparable period of 2009. The increase in segment profit for both periods was driven primarily by the higher level of revenue from digital cross-connect and optical transport systems and improved profitability of optical transport systems.

Services

Revenue

Revenue from the Services segment grew to $60.5 million in the third quarter of 2010, up 9.0% from $55.5 million in the year-ago quarter. For the first nine months of 2010, Services segment revenue grew to $182.1 million, up 10.0% from $165.6 million in the comparable period of 2009. The increase in both periods was driven primarily by the higher level of deployment and professional services revenue.

Segment Profit

Services segment profit grew to $22.5 million in the third quarter of 2010, up 12.5% from $20.0 million in the year-ago quarter. For the first nine months of 2010, Services segment profit grew to $62.6 million, up 5.7% from $59.2 million in the comparable period of 2009. The increase in segment profit for both periods was driven by the higher overall revenue levels.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained cash, cash equivalents and marketable securities of $1,169.9 million as of October 1, 2010, which decreased by $24.5 million during the quarter and increased by $65.1 million since year-end 2009. The increase in cash, cash equivalents and marketable securities for the first nine months of 2010 reflects $247.7 million in cash generated from operating activities, partially offset by cash used to repurchase our common stock, distributions of cash dividends and normal capital expenditures.

During the third quarter of 2010, we distributed $7.5 million to our stockholders through our quarterly cash dividend. During the first nine months of 2010, we distributed $22.9 million through our quarterly cash dividends. In addition, we repurchased 15.6 million shares of common stock at a cost of $111.0 million during the third quarter of 2010. For the first nine months of 2010, we repurchased 17.5 million shares of common stock at a cost of $127.9 million. We provide no assurances as to future repurchases of common stock or declarations or payments of cash dividends.

We believe that our investments are highly liquid instruments. We may rebalance the portfolio from time to time, which may affect its duration, credit structure and future income.

Based on historical performance and current forecasts, we believe the company’s cash, cash equivalents and marketable securities will satisfy working capital needs, capital expenditures and other liquidity requirements related to existing operations for the next 12 months. Future available sources of working capital, including cash, cash equivalents, and marketable securities, cash generated from future operations, short-term or long-term financing, equity offerings or any combination of these sources, should allow us to meet our long-term liquidity needs. Current policy is to use cash, cash equivalents and marketable securities to fund business operations, to expand business, potentially through acquisitions, to repurchase common stock and to pay a cash dividend.

GAAP Sequential Comparisons

We believe that comparing some quarterly Statement of Income data on a sequential basis provides important supplemental information to management and investors regarding financial and business trends relating to our financial results. Commonly compared sequential comparisons of GAAP data include total revenue, segment revenue and profit, our geographic revenue split and the split between our growth and core portfolios.

Comparing our third-quarter 2010 results with the second quarter of 2010:

During the third quarter of 2010, total revenue grew to $429.2 million, up 1.5% from $422.7 million in the prior quarter. On a sequential basis, revenue growth in the Transport segment offset lower revenue in the Broadband segment and essentially flat revenue in the Services segment. Revenue concentration from our major customers decreased in the third quarter of 2010, compared with the prior quarter.

Total Broadband revenue for the third quarter of 2010 was $198.9 million, compared with $228.6 million in the prior quarter. Within the Broadband segment, data revenue was $110.7 million, compared with $158.7 million in the prior quarter, as lower revenue in North America offset increased revenue in other geographies. Access revenue grew to $58.0 million, up 43.6% from $40.4 million in the prior quarter, driven primarily by an anticipated increase in revenue from single family optical-network terminating (ONT) units. Managed access revenue grew to $30.2 million, up 2.4% compared with $29.5 million, as increased revenue from SDH transport systems offset lower revenue from managed access systems. Broadband segment profit for the third quarter of 2010, driven by lower revenue from data products, was $48.6 million, compared with $86.0 million in the prior quarter.

Transport segment revenue for the third quarter of 2010 grew to $169.8 million, up 27.5% from $133.2 million in the prior quarter on higher revenue from both optical transport and digital cross-connect systems. Transport segment profit for the third quarter of 2010, driven by increased digital cross-connect and optical transport systems revenue, grew to $71.4 million, up 37.8% from $51.8 million in the prior quarter.

Services segment revenue for the third quarter of 2010 was $60.5 million, compared with $60.9 million in the prior quarter. Services segment profit for the third quarter of 2010, driven by lower costs, grew to $22.5 million, up 9.2% from $20.6 million in the prior quarter.

North American revenue for the third quarter of 2010 was $297.6 million (or 69% of total revenue) compared with $330.2 million (or 78% of total revenue) in the prior quarter. Outside North America, revenue in the third quarter of 2010 grew to $131.6 million (or 31% of total revenue), up 42.3% compared with $92.5 million (or 22% of total revenue) in the prior quarter.

Growth portfolio revenue for the third quarter of 2010 was $223.8 million (or 52% of total revenue) compared with $243.9 million (or 58% of total revenue) in the prior quarter. In the third quarter of 2010, core portfolio revenue grew to $205.4 million (or 48% of total revenue), up 14.9% from $178.8 million (or 42% of total revenue) in the prior quarter.

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

Comparing our third-quarter 2010 results with the second quarter of 2010:

Non-GAAP gross profit margin for the third quarter of 2010 was 50.5%, down 3.3 percentage points from 53.8% in the prior quarter. The decrease in gross margin was driven primarily by the lower level of data revenue. Increased revenue from lower-margin access and optical transport products was more than offset by increased revenue from higher-margin digital cross-connect and SDH transport systems and improved Services gross margin.

Non-GAAP operating expenses for the third quarter of 2010, driven by higher research and development spending, were $137.6 million, compared with $133.7 million in the prior quarter.

We calculate a separate tax expense and effective tax rate for GAAP and non-GAAP purposes. For the third quarter of 2010, for non-GAAP purposes, we used a 32.0% effective tax rate which represents our projected, long-term effective tax rate on non-GAAP pretax earnings.

Driven primarily by the overall decrease in revenue and gross margin from data products and higher operating expenses, non-GAAP net earnings were $58.5 million or $0.16 per basic share and $0.15 per diluted share, compared with $67.1 million or $0.17 per share (basic and diluted) in the prior quarter.

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Third Quarter 2010			Third Quarter 2009
In millions, except per-share data	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenue
Products	$368.7	$—	$368.7	$333.8	$—	$333.8
Services	60.5	—	60.5	55.5	—	55.5

Total revenue	429.2	—	429.2	389.3	—	389.3

Cost of Revenue
Products (a)	175.3	(0.6)	174.7	191.1	(0.3)	190.8
Services (a)	38.6	(0.6)	38.0	35.9	(0.5)	35.4

Total cost of revenue	213.9	(1.2)	212.7	227.0	(0.8)	226.2

Gross Profit	215.3	1.2	216.5	162.3	0.8	163.1
Gross profit as a percentage of revenue	50.2%	0.3%	50.5%	41.7%	0.2%	41.9%
Gross profit as a percentage of revenue – products	52.5%	0.1%	52.6%	42.8%	0.0%	42.8%
Gross profit as a percentage of revenue – services	36.2%	1.0%	37.2%	35.3%	0.9%	36.2%

Operating Expenses
Research and development (a)	76.3	(2.3)	74.0	65.8	(1.1)	64.7
Sales and marketing (a)	43.5	(1.4)	42.1	40.6	(0.9)	39.7
General and administrative (a)	24.0	(2.5)	21.5	24.5	(1.7)	22.8
Intangible asset amortization (b)	6.1	(6.1)	—	6.0	(6.0)	—
Restructuring and other charges (c)	—	—	—	0.3	(0.3)	—

Total operating expenses	149.9	(12.3)	137.6	137.2	(10.0)	127.2

Operating Earnings	65.4	13.5	78.9	25.1	10.8	35.9
Operating earnings as a percentage of revenue	15.2%	3.2%	18.4%	6.4%	2.8%	9.2%

Other Income
Interest income, net	2.4	—	2.4	3.9	—	3.9
Other income, net	4.8	—	4.8	1.3	—	1.3

Total other income	7.2	—	7.2	5.2	—	5.2

Earnings Before Income Tax	72.6	13.5	86.1	30.3	10.8	41.1
Income tax expense (d)	(16.1)	(11.5)	(27.6)	(1.0)	(11.9)	(12.9)

Net Earnings	$56.5	$2.0	$58.5	$29.3	$(1.1)	$28.2

Weighted Average Shares Outstanding
Basic	376.3		376.3	392.3		392.3

Diluted	379.8		379.8	394.2		394.2

Net Earnings Per Share
Basic	$0.15	$0.01	$0.16	$0.07	$—	$0.07

Diluted	$0.15	$—	$0.15	$0.07	$—	$0.07

(1)	Reconciliation of non-GAAP Adjustments
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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Nine Months 2010			Nine Months 2009
In millions, except per-share data	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenue
Products	$1,049.5	$—	$1,049.5	$970.8	$—	$970.8
Services	182.1	—	182.1	165.6	—	165.6

Total revenue	1,231.6	—	1,231.6	1,136.4	—	1,136.4

Cost of Revenue
Products (a)	476.6	(1.6)	475.0	538.7	(1.3)	537.4
Services (a)	121.2	(1.7)	119.5	108.1	(1.7)	106.4

Total cost of revenue	597.8	(3.3)	594.5	646.8	(3.0)	643.8

Gross Profit	633.8	3.3	637.1	489.6	3.0	492.6
Gross profit as a percentage of revenue	51.5%	0.2%	51.7%	43.1%	0.3%	43.3%
Gross profit as a percentage of revenue - products	54.6%	0.1%	54.7%	44.5%	0.1%	44.6%
Gross profit as a percentage of revenue - services	33.4%	1.0%	34.4%	34.7%	1.0%	35.7%
Operating Expenses
Research and development (a)	216.8	(6.4)	210.4	201.6	(4.4)	197.2
Sales and marketing (a)	132.5	(3.9)	128.6	123.9	(3.2)	120.7
General and administrative (a)	73.7	(6.9)	66.8	76.6	(5.0)	71.6
Intangible asset amortization (b)	20.9	(20.9)	—	18.0	(18.0)	—
Restructuring and other charges (c)	9.5	(9.5)	—	11.1	(11.1)	—

Total operating expenses	453.4	(47.6)	405.8	431.2	(41.7)	389.5

Operating Earnings	180.4	50.9	231.3	58.4	44.7	103.1
Operating earnings as a percentage of revenue	14.6%	4.2%	18.8%	5.1%	4.0%	9.1%

Other Income
Interest income, net	9.4	—	9.4	14.8	—	14.8
Other income, net	9.6	—	9.6	1.3	—	1.3

Total other income	19.0	—	19.0	16.1	—	16.1

Earnings Before Income Tax	199.4	50.9	250.3	74.5	44.7	119.2
Income tax expense (d)	(32.9)	(47.2)	(80.1)	(23.0)	(13.0)	(36.0)

Net Earnings	$166.5	$3.7	$170.2	$51.5	$31.7	$83.2

Weighted Average Shares Outstanding
Basic	382.1		382.1	394.8		394.8

Diluted	386.7		386.7	396.1		396.1

Net Earnings Per Share
Basic	$0.44	$0.01	$0.45	$0.13	$0.08	$0.21

Diluted	$0.43	$0.01	$0.44	$0.13	$0.08	$0.21

(1)	Reconciliation of non-GAAP Adjustments
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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Third Quarter 2010			Second Quarter 2010
In millions, except per-share data	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenue
Products	$368.7	$—	$368.7	$361.8	$—	$361.8
Services	60.5	—	60.5	60.9	—	60.9

Total revenue	429.2	—	429.2	422.7	—	422.7

Cost of Revenue
Products (a)	175.3	(0.6)	174.7	155.7	(0.6)	155.1
Services (a)	38.6	(0.6)	38.0	40.9	(0.6)	40.3

Total cost of revenue	213.9	(1.2)	212.7	196.6	(1.2)	195.4

Gross Profit	215.3	1.2	216.5	226.1	1.2	227.3
Gross profit as a percentage of revenue	50.2%	0.3%	50.5%	53.5%	0.3%	53.8%
Gross profit as a percentage of revenue - products	52.5%	0.1%	52.6%	57.0%	0.2%	57.1%
Gross profit as a percentage of revenue - services	36.2%	1.0%	37.2%	32.8%	0.9%	33.8%

Operating Expenses
Research and development (a)	76.3	(2.3)	74.0	71.3	(2.4)	68.9
Sales and marketing (a)	43.5	(1.4)	42.1	43.8	(1.4)	42.4
General and administrative (a)	24.0	(2.5)	21.5	24.9	(2.5)	22.4
Intangible asset amortization (b)	6.1	(6.1)	—	7.4	(7.4)	—
Restructuring and other charges (c)	—	—	—	(0.5)	0.5	—

Total operating expenses	149.9	(12.3)	137.6	146.9	(13.2)	133.7

Operating Earnings	65.4	13.5	78.9	79.2	14.4	93.6
Operating earnings as a percentage of revenue	15.2%	3.2%	18.4%	18.7%	3.4%	22.1%

Other Income
Interest income, net	2.4	—	2.4	3.0	—	3.0
Other income, net	4.8	—	4.8	2.1	—	2.1

Total other income	7.2	—	7.2	5.1	—	5.1

Earnings Before Income Tax	72.6	13.5	86.1	84.3	14.4	98.7
Income tax expense (d)	(16.1)	(11.5)	(27.6)	(20.2)	(11.4)	(31.6)

Net Earnings	$56.5	$2.0	$58.5	$64.1	$3.0	$67.1

Weighted Average Shares Outstanding
Basic	376.3		376.3	385.4		385.4

Diluted	379.8		379.8	389.9		389.9

Net Earnings Per Share
Basic	$0.15	$—	$0.16	$0.17	$—	$0.17

Diluted	$0.15	$0.01	$0.15	$0.16	$0.01	$0.17

(1)	Reconciliation of non-GAAP Adjustments
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

(d) We calculate a separate tax expense and effective tax rate for GAAP and for non-GAAP purposes. For 2010, for non-GAAP purposes, we use a 32% effective tax rate which represents the projected, long term effective tax rate on non-GAAP pretax income. For the third quarter and the first nine months of 2009, our tax adjustments take into account the impact of (i) the effect on our global effective tax rate across multiple jurisdictions at differing tax rates; and (ii) the valuation allowance maintained against domestic deferred tax assets, which is included in GAAP expense but excluded from non-GAAP expense.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no material changes in our critical accounting policies during the quarter.

Outlook

We expect fourth-quarter revenue to be in the range of $410 million to $430 million, up from $389 million in the fourth quarter of 2009. We expect fourth-quarter gross margin to be 44%, plus or minus 1 or 2 points, depending on product mix. We expect fourth-quarter 2010 non-GAAP operating expenses to be in the mid-to-high $140 millions. The expected fourth-quarter non-GAAP operating expenses exclude approximately $6 million in equity-based compensation expense. The fourth-quarter non-GAAP tax rate will be about 32%.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of October 1, 2010, there were no material changes to the market risks disclosure, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended January 1, 2010.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as of October 1, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 6,487,686, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On March 21, 2008, Tellabs filed its answer, defenses and counterclaims in response to the complaint. A trial date had been set for May 10, 2010, in the Eastern District of Texas, however on July 7, 2009, the court granted Tellabs’ motion to transfer and issued an order transferring the action to the United States District Court for the Northern District of Illinois. On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action instituted by Tellabs against Fujitsu in the Northern District of Illinois. The parties currently remain in the discovery phase, and no trial date has yet been set. The parties expect the Court to issue a Markman ruling later this year or early next year. We believe that we have valid defenses to the lawsuit and Tellabs will continue to defend itself accordingly.

Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications Inc. On June 11, 2008, Tellabs Operations, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against Fujitsu Limited and Fujitsu Network Communications, Inc. in a case captioned Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications, Inc. Civil Action No. 1:08-cv-3379. The complaint alleges infringement of Tellabs Operations, Inc.’s U.S. Patent No. 7,369,772, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 5, 2008, each of Fujitsu Limited and Fujitsu Network Communications, Inc. served its answer, defenses and counterclaims in response to the complaint. Fujitsu Limited also brought counterclaims against Tellabs, Inc. and Tellabs Operations, Inc. alleging infringement of two U.S. patents, seeking unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 22, 2008, Tellabs Operations, Inc. filed its answer to the counterclaims of Fujitsu Network Communications, Inc., and also filed its counterclaims and reply to counterclaims of Fujitsu Limited. On that same date, Tellabs, Inc. filed its answer and counterclaims against Fujitsu Limited. On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action filed by Fujitsu transferred to the Northern District of Illinois by the Eastern District of Texas. The parties currently remain in the discovery phase, and no trial date has yet been set. The parties expect the Court to issue a Markman ruling later this year or early next year. We believe that we have valid defenses to Fujitsu’s counterclaims and Tellabs will continue to defend itself accordingly.

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

Atwater Partners of Texas LLC v. AT&T, Inc. et al. On May 27, 2010, a complaint was filed in the United States District Court for the Eastern District of Texas against Tellabs and several other companies in a case captioned Atwater Partners of Texas LLC v. AT&T, Inc. et al., Civil Action No. 2:10-cv-00175. The complaint alleges infringement of U.S. Patent Nos. 6,490,296, 7,158,523, 7,161,953, 7,310,310, and 7,349,401, and seeks unspecified damages as well as interest, costs, expenses, attorney fees and other remedies including injunctive relief. Tellabs responded to the Complaint on August 6, 2010, denying Atwater’s allegations. The parties are in the earliest phases of the litigation. No trial date has been set.

Lambda Optical Solutions, LLC v. Alcatel-Lucent SA, et al. On June 4, 2010, a complaint was filed in the United States District Court for the District of Delaware against Tellabs and several other companies in a case captioned Lambda Optical Solutions, LLC v. Alcatel-Lucent SA, et al., Civil Action No. 1:10-cv-00487-UNA. The complaint alleges infringement of U.S. Patent Nos. 6,973,229, and seeks unspecified damages including enhanced damages, as well as interest, costs, expenses, attorney fees and other remedies including injunctive relief. Tellabs was served with the Complaint on September 13, 2010. Tellabs responded to the Complaint on November 2, 2010, denying Lambda’s allegations. The parties are in the earliest phases of the litigation. No trial date has been set.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions)[1]
7/3/10 through 8/6/10	7,848,703	$7.16	7,848,703	$329.2
8/7/10 through 9/3/10	7,731,535	$7.09	7,731,535	$274.7
9/4/10 through 10/1/10	1,752	$7.52	1,752	$274.7

Total	15,581,990	$7.12	15,581,990

1	The amounts in this column represent the remaining amounts under the current $600 million program described below. The Rule10b5-1 repurchase program described below does not have a repurchase amount limit; therefore, it is not included in the remaining value of shares.

We repurchase outstanding common stock under two programs authorized by our Board of Directors, the Rule 10b5-1 program and a repurchase program of up to $600 million of outstanding common stock. In addition, we purchase shares to cover withholding taxes on shares issued under employee stock plans.

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of company officers and board members) to repurchase stock. As of October 1, 2010, we have purchased 8.3 million shares of our common stock under this program since February 2006, at a total cost of $100.0 million, including $0.4 million (0.1 million shares) in the third quarter of 2010 and $6.6 million (0.8 million shares) in the first nine months of 2010.

As of October 1, 2010, we purchased 49.1 million shares of our common stock under the $600 million repurchase program at a total cost of $325.3 million, including $110.6 million (15.5 million shares) in the third quarter of 2010 and $121.3 million (16.7 million shares) in the first nine months of 2010, leaving $274.7 million available to be purchased under this program. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 32,548 shares for $0.2 million in the third quarter of 2010 and 0.6 million shares for $4.7 million in the first nine months of 2010 to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

Item 6. Exhibits

(A) Exhibits

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished and not Filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.
(Registrant)

/s/ Thomas P. Minichiello
Thomas P. Minichiello
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer and duly authorized officer)

November 9, 2010
(Date)