Form 10-K
period 2010-12-31
TELLABS INC
filed 2011-03-01
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed as of July 2, 2010, was $2,266,840,475. (Solely for the purpose of calculating the preceding amount, all directors and executive officers of the Registrant are deemed to be affiliates.)

As of February 18, 2011, there were 362,627,751 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2010, are incorporated by reference into Parts I and II, and portions of the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 4, 2011, are incorporated by reference into Part III.

TELLABS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

*	Furnished and not filed

PART I

ITEM 1.	BUSINESS

Note: A glossary of industry and technical terms used in this Form 10-K appears at the end of this Item 1.

Tellabs, Inc. was incorporated in 1975 as an Illinois corporation. In 1992, our shareholders approved the formation of a holding company structure. Under that new structure the shareholders of Tellabs, Inc., an Illinois corporation, became the shareholders of a new holding company, Tellabs, Inc., a Delaware corporation. Tellabs’ vision is to enrich people’s lives by innovating the way the world connects. We work toward that vision by designing and marketing equipment and services to communications-services providers worldwide.

On December 1, 2009, we acquired WiChorus, Inc. (WiChorus), a supplier of industry-leading infrastructure products for the mobile Internet. This acquisition enabled us to quickly enter a large and fast growing market with a purpose-built 4G mobile-network solution for WiMax and Long Term Evolution (LTE) networks that can also be used in today’s 3G networks and complements our Internet Protocol (IP) mobile backhaul portfolio.

In 2004, we entered the residential access business through the acquisition of Advanced Fibre Communications, Inc. (AFC) of Petaluma, California. While we achieved market leadership, beginning in 2008, we reduced our investment in this business to focus on more profitable opportunities in mobile, optical and business markets.

Our products and services enable our customers to deliver wireless and wireline voice, data and video services to business and residential customers. We sell our products domestically and internationally through our field sales force and distributors/partners. Our customers are primarily communication services providers, including local exchange carriers (LECs), global wireline and wireless service providers, multiple system operators (MSOs), and competitive service providers (CSPs). Our customer base also includes distributors, original equipment manufacturers (OEMs), system integrators and government agencies.

While we market our products under a variety of solution names, we run our business and report operating results in three segments: Broadband, Transport and Services.

Within the Broadband segment, we market our products in three areas: data, access and managed access.

Data products include next-generation packet-switched products that enable wireless and wireline carriers to deliver next-generation mobile voice and Internet services and wireline business services to their customers. Data products include the Tellabs® 7300 Metro Ethernet Switching Series, the Tellabs® 8600 Managed Edge System, the Tellabs® 8800 Multiservice Router (MSR) Series and the Tellabs SmartCore® 9100 Platform.

•	The Tellabs 7300 Metro Ethernet Switching Series offers a portfolio of Ethernet switching products that address service management, provisioning, monitoring and troubleshooting.

•

The Tellabs 8600 Managed Edge System is an aggregation platform for next-generation wireless providers. It provides a cost-efficient way to migrate from 2G to 3G and 4G networks by using pseudowire technology to manage Time Division Multiplexing (TDM), frame relay, Asynchronous Transfer Mode (ATM), Ethernet and IP traffic in a single device. It is ideal for current customers of the Tellabs® 6300 Managed Transport System and the Tellabs® 8100 Managed Access systems because it can be fully integrated with those platforms under a common network manager.

•

The Tellabs 8800 MSR Series enables service providers to leverage existing infrastructure to cost-effectively integrate all their networks (ATM, Frame Relay, Ethernet and IP) onto a converged MPLS network, while retaining quality of service (QoS). This capability enables users to share information regardless of their access technology. The Tellabs 8800 MSR is able to take in traffic of any network type and route it over any other network type.

•

The Tellabs SmartCore 9100 Platform is a mobile core gateway designed for the new generation of 4G mobile networks. This platform addresses High-Speed Packet Access (HSPA) and Evolved HSPA (HSPA+), WiMAX and LTE mobile packet core needs. In addition, the platform can be used in today’s 3G networks to provide a smooth migration path to 4G. Content inspection capabilities and ample resources for state information enable QoS support, policy enforcement and billing for large numbers of subscribers. The platform will enable the wireless carrier to create new revenue-generating services by delivering personalized content to mobile users.

Access products enable service providers to deliver bundled voice, video and high-speed Internet/data services over copper or fiber networks. Specifically, these products deliver services over the “last mile” of the communications network, the part of the network that is closest to homes and businesses. Access offerings include the Tellabs® 1000 Multiservice Access Series, the Tellabs® 1100 Multiservice Access Series and the Tellabs® 1600 Optical Network Terminal (ONT) Series.

•

The Tellabs 1000 Series can be configured as a digital loop carrier (DLC), a digital subscriber line access multiplexer (DSLAM), a fiber-to-the-premise (FTTP) optical line terminal (OLT) for broadband passive optical networks (BPON), or a voice gateway for voice-over-Internet protocol (VoIP).

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

Managed access includes aggregation and transport products that deliver wireless and business services primarily outside of the United States. Managed access products include the Tellabs 6300 Managed Transport System and the Tellabs 8100 Managed Access System.

•	The Tellabs 6300 Managed Transport System is a packet optical transport and access platform that serves wireline and wireless operators.

•	The Tellabs 8100 Managed Access System is used in business service and wireless networks.

The Transport segment includes solutions that enable service providers to manage network bandwidth by adding capacity when and where needed. Wireless and wireline providers use these solutions to support mobile services, business services for enterprises, and triple-play voice, video and data services for residential consumers. Products include the Tellabs® 3000 Series of voice-enhancement products, the Tellabs® 5000 Series of Digital Cross-Connect systems and the Tellabs® 7100 Optical Transport Systems (OTS).

•

The Tellabs 3000 Series enables service providers to improve voice quality and ensure calls are echo-free. Wireless operators have directly attributed revenue accretion and customer retention to this higher quality service. The Tellabs® 3700 Multimedia Controller (MC) is designed to remove acoustic echo on mobile-to-mobile calls over packet transport networks.

•

The Tellabs 5000 Series of Digital Cross-Connect systems manages and routes voice, data and video traffic and combines, consolidates and segregates signals to maximize efficiency. It also provides a centralized point for network performance monitoring and testing, as well as converting different signal formats. Used by every major service provider in North America, the Tellabs 5500 Digital Cross-Connect reduces equipment and maintenance costs and maximizes network profitability.

•

The Tellabs 7100 OTS enables service providers to deliver high-speed wavelength services and alleviate bandwidth bottlenecks. The Tellabs 7100 system integrates optical and electrical transport via wavelength selective switches (WSS), ROADM (reconfigurable optical add-drop multiplexing), Ethernet switching, next-generation SONET/SDH MSPPs (multiservice provisioning platforms) and DWDM (dense wave-division multiplexing) into a single platform. The 7100 OTS decreases capital and operating expenses by eliminating network elements and reducing equipment interconnections.

The Services segment delivers deployment, training, support and professional services to Tellabs’ customers. Through these offerings, Tellabs supports its customers through all phases of running a network: planning, building and operating.

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

Tellabs’ competition comes primarily from telecommunications and data networking infrastructure vendors. These vendors include large systems integrators and smaller companies whose products and services compete directly or indirectly with our offerings. Some of these companies compete with us across many of our products and services, while others may be a competitor with respect to a specific product.

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

Our direct sales force accounts for the majority of sales. In North America, our products and services are also sold through value-added resellers and distributors. Outside North America, we have business relationships with independent sales representatives and distributors, as well as other public and private network providers that distribute products. Some of our distributors provide information on our products through their catalogs and through trade-show demonstrations. Our field sales force also provides technical support to distributors. Direct sales organizations and selected distributors generated the following 2010 revenue:

	Direct Sales	Distributors
North America	99%	1%
Outside North America	56%	44%
Consolidated	86%	14%

CUSTOMERS

Traditional telecommunications service providers are our historical customer base and continue to represent the largest contributors to our revenue. We have relationships with major wireless and wireline carriers and broadband service providers around the world. We serve 43 of the world’s top 50 providers. We deliver the technology that enables our customers to offer new products and services and reduce their operating expenses. We see opportunities in growing markets, including: mobile, optical and business, as well as professional services.

Revenue from customers within North America was 70% of consolidated revenue in 2010, compared with 66% in 2009 and 68% in 2008. Revenue from customers outside North America was 30% of consolidated revenue in 2010, compared with 34% in 2009 and 32% in 2008.

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

We had two customers in 2010 that contributed more than ten percent of our revenue. Revenue from AT&T (including the former BellSouth and Cingular) was 35% of consolidated revenue in 2010, 21% in 2009 and 16% in 2008. Revenue from Verizon (including Verizon Wireless) was 20% of consolidated revenue in 2010, compared with 30% in 2009 and 33% in 2008. No other customer in 2010, 2009 or 2008 accounted for more than 10% of consolidated revenue.

We have executed product and service supply agreements (“Supply Agreements”) with several of our large customers that detail the commercial terms and conditions for sales. These Supply Agreements with our largest customers are requirements-based and usually do not obligate the customer to a specific volume of business. The vast majority of our sales, whether to customers with Supply Agreements or otherwise, result from periodic purchase orders. A summary of the status of the Supply Agreements with AT&T and Verizon follows:

AT&T. We supply AT&T and its affiliated companies products and services under several agreements, including agreements with companies acquired by AT&T. We provide the following products from our Transport segment: Tellabs 5500 Digital Cross-Connect products and the Tellabs 7100 Optical Transport Systems. In the Broadband segment we provide AT&T with the Tellabs 1000 Multiservice Access Platform, Tellabs 1100 Multiservice Access Platform, the Tellabs 8600 Managed Edge System and the Tellabs 8800 Multiservice Router products. AT&T procures engineering, furnishing and installation, support services and professional services from our Services segment. These products and services are provided under various agreements. These supply agreements are with multiple AT&T entities and may include separate products and services or a combination of products and services. The supply agreements also may relate to products in one segment or across multiple segments of our business. These agreements have different expiration dates. The earliest expiration date is April 30, 2013, and the latest expiration date is March 18, 2014. All of these agreements can be extended by written agreement of the parties.

Verizon. We supply Verizon and its affiliated companies products and services under several agreements, including agreements with companies acquired by Verizon. We provide the following products from our Transport segment: Tellabs 3000 Voice-Quality Enhancement Systems, Tellabs 5500 Digital Cross-Connect products and Tellabs 7100 Optical Transport Systems. In the Broadband segment we provide Verizon with the Tellabs 1600 Optical Network Terminal Series, Tellabs 1000 Multiservice Access Platform and the Tellabs 8800 Multiservice Router products. Verizon also procures engineering, furnishing and installation and support services from our Services segment. These products and services are provided under various supply agreements. These supply agreements are with multiple Verizon entities and may include separate products and services or a combination of products and services. The supply agreements also may relate to products in one segment or across multiple segments of our business. These agreements have different expiration dates. The earliest expiration date is May 20, 2011, and the latest expiration date is December 15, 2013. All of these agreements can be extended by written agreement of the parties.

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

BACKLOG

Total product and service backlog was $403 million at December 31, 2010, and $383 million at January 1, 2010. Backlog is defined as revenue to be recognized on confirmed product and service orders. We expect to ship nearly the entire December 31, 2010, backlog in 2011. We consider backlog to be an indicator, but not the sole predictor, of future revenue.

RESEARCH AND DEVELOPMENT

Tellabs believes the development of new products and enhancement of existing products is vital to our long-term success. As of December 31, 2010, research and development employees totaled 1,379, representing 40% of our total workforce. We conduct research and development at several facilities around the world. In addition to our internal efforts to develop new products, we undertake research and development and product-oriented acquisitions and alliances, from time to time. These alliances provide us access to technology and innovations that we believe will be important to our customers. Research and development expenses were $299.7 million in 2010, compared with $268.7 million in 2009 and $305.2 million in 2008.

MANUFACTURING

We outsource the manufacturing, configuration and system assembly operations for our products to contract manufacturers. Tellabs’ strategy is to use two primary contract manufacturers, although we do have written agreements with other contract manufacturers.

The current concentration of our contract manufacturers is not dependent upon a limited number of suppliers capable of producing our products, but rather the result of a strategic initiative. Consolidating contract manufacturers is a common business model followed in our industry in order to improve production efficiency and innovation resulting from close working relationships with a few key suppliers. Our primary contract manufacturers are Jabil and Flextronics; however, we also use Sanmina-SCI Corporation and AsteelFlash to supplement the two main contract manufacturers. The facilities owned and operated by these contract manufacturers for the production of our products are located in China, Malaysia, Mexico and the United States. Tellabs can shift production between contract manufacturers without significant impact on production.

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

EMPLOYEES

At December 31, 2010, we had 3,413 employees. We employed 1,379 individuals in research and product development; 1,288 in the sales, sales support, customer service and marketing areas; and 746 in support activities. We consider our employee relations to be good. We are not a party to collective bargaining agreements.

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

We hold numerous U.S. and foreign patents, and we have numerous applications for patents pending in the United States and abroad, respectively. Our patents expire at various dates between June 2011 and August 2029, with approximately half of our patents expiring after 2021. We are not substantially dependent on any single patent. We maintain an active program that seeks to legally protect, through patents, various developments and innovations. There is no assurance, however, that we will be able to obtain or maintain each patent that we pursue or hold. We also cannot predict whether patents that we obtain will necessarily provide us with any competitive advantage or whether such patents will be challenged by third parties. Beyond patents, we rely on copyright, trade secret and other mechanisms designed to help establish, secure, maintain and protect our intellectual property.

Through various licensing arrangements, we grant certain rights to our intellectual property and receive certain rights to intellectual property of others. We expect to maintain current licensing arrangements, as needed, and to secure licensing arrangements in the future, as needed, and to the extent available on reasonable terms and conditions, to support continued development and marketing of our products and services. Some of these licensing arrangements require or may require royalty payments and other licensing fees. The amount of these payments and fees may depend on various factors, including but not limited to, the structure of royalty payments, offsetting considerations, if any, and the degree of use of the licensed technology. There is no assurance, however, that any such license will not be challenged by a third party. We are not substantially dependent on any single license.

We believe that the duration of legal protection for our intellectual property is adequate relative to the expected lives of our products and services.

BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

We report operating results for three segments: Broadband, Transport and Services. Information on revenue by segment, revenue by country and net long-lived assets by country for the fiscal years ended December 31, 2010, January 1, 2010, and January 2, 2009, is set forth in the footnotes to our consolidated financial statements in our 2010 Annual Report, included herein as Exhibit 13, and incorporated herein by reference.

HOW TO OBTAIN OUR SEC REPORTS

We file annual, quarterly and other periodic reports, proxy statements and other information with the SEC. These filings are available to the public at the SEC’s website at www.sec.gov.

Copies of our most recent annual stockholder report and proxy statement are available directly on the SEC’s website free of charge as soon as reasonably practicable after we furnish the material to the SEC. Our website includes direct links to the SEC’s website for our annual, quarterly and other filings. None of the information on our website is incorporated into this report.

Copies of our annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto are available on our website free of charge. Our website is located at www.tellabs.com. We will provide this information either electronically or in paper form free of charge upon request.

GLOSSARY OF TECHNICAL TERMS

2G Mobile — Digital wireless networks that carry voice and low-speed data.

3G Mobile — Wireless networks built for digital voice and high-speed data, including video.

4G Mobile — The next generation of wireless networks, designed to offer broadband speeds and integrate different types of mobile technology.

10Gb/s and 100Gb/s Interfaces — The connection speeds of physical facilities in the network, i.e., 10 gigabits per second and 100 gigabits per second.

Access — Equipment that provides a connection between service providers’ central offices and homes, businesses and other user locations.

ANSI (American National Standards Institute) — An organization that oversees the development of standards for products and services in the United States and a source for international standards.

ATM (Asynchronous Transfer Mode) — A high-speed, high-bandwidth transmission technology that carries data traffic in fixed-size cells.

Bandwidth — The carrying capacity of a communications channel.

Broadband — A high-bandwidth fiber optic, coaxial or hybrid line with the capacity to carry numerous voice, data and video channels at once.

BPON — Broadband passive optical network, fiber-access systems that deliver high bandwidth to homes and businesses.

Carrier Ethernet — A scalable, manageable carrier-class network that delivers standardized Ethernet services with Quality of Service (QoS) and high levels of reliability.

Cloud Computing — A process to deliver hosted or virtualized services over the Internet.

Conflict Minerals — Minerals such as gold, tin, tungsten and tantalum, which come from mines in or near regions of armed conflicts.

Converged Network — A network architecture that combines separate networks into a single network.

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

Dongle — Hardware that attaches to a computer in order to connect to the Internet through mobile networks.

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

Fiber Access — Fiber-optic systems that deliver broadband services to businesses, homes and government facilities.

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

HSPA+ (Evolved High-Speed Packet Access) — A 3G wireless broadband standard.

Internet — The world’s largest decentralized network of computers and network servers.

IP (Internet Protocol) — Rules that enable cooperating computers to share information across a network.

Layers — A protocol model that defines the requirements for communication and interaction in the network.

•	Layer 1 Physical – Includes the physical parts of the network.

•	Layer 2 Data – Links data traffic between parts of the network.

•	Layer 3 Network – Determines the data path through the network.

•	Layer 4 Transport – Controls transport of data between parts of the network.

•	Layer 5 Session – Establishes and manages communication sessions.

•	Layer 6 Presentation – Converts application data into a format usable by other layers.

•	Layer 7 Application – Provides network services for user applications to work with.

LTE (Long Term Evolution) —The next generation of mobile communications services with improved performance and faster speeds.

Managed Access — An access and transport system that simplifies end-to-end management of mobile transport and business services.

Machine-to-Machine Communications — Enables a wireless or wireline device to interact with another device, without direct human intervention.

Mobile — Wireless communications networks that use radio frequencies rather than cables.

Mobile Backhaul — A process of aggregating and transmitting mobile traffic from cell sites to a main transmission network.

Mobile Fronthaul — A process of aggregating and transmitting mobile traffic among cell sites, without going through a network hub.

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

ONT (Optical Network Terminal) — A device that connects a fiber-access network to a home, business, or government facility to deliver voice, data and video services.

Optical Transport — A technology that transmits communications traffic in the form of laser light over fiber-optic cable.

OTN (Optical Transport Network) — A transport technology that combines multiple transport formats such as Ethernet, IP, SONET and SDH through its multiprotocol abilities.

Petabytes — A unit of information, a computer memory or data storage capacity equal to 1,125,899,906,842,624 bytes.

Professional Services — Services such as network optimization, business case analysis and network performance enhancements.

Pseudowire — A virtual connection that transports both traditional and new services over a converged packet network.

QoS (Quality of Service) — Measurement of the integrity of traffic moving over a network. QoS is especially important for real-time transmissions such as financial transactions and video.

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

Tablet — A mobile electronic device that provides functionality similar to a personal computer, in a smaller form.

TDM (Time Division Multiplexing) — Technology that combines multiple streams of traffic by assigning timeslots, sequentially in turn from each input onto a combined higher speed channel.

TEER (Telecommunications Energy Efficiency Ratio) — A standard method to measure network components’ energy-efficiency, based on useful work divided by energy used.

Telematics — Mobile broadband technology integrated into vehicles to enable vehicle diagnostics, calling for roadside assistance, tracking of stolen vehicles and full Internet connectivity.

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

Our operating results have varied significantly from quarter to quarter, and those results may continue to fluctuate due to a variety of factors, many of which are beyond our control. These factors include, but are not limited to:

•	changing conditions in the U.S. and global economy generally as well as in the telecommunications market specifically;

•	the volume and timing of orders from and shipments to customers;

•	the timing of, and our ability to obtain, new customer contracts;

•	the ability to attract, retain and motivate qualified personnel;

•	the ability to maintain solid and healthy customer and supplier relationships and favorable contract terms;

•	the timing of, and our ability to recognize revenue for, product and service sales;

•	the potential deferral of customer acceptance of new products compared with our existing products;

•	the ability to maintain adequate and effective systems to support business processes and sustain the current and future needs of the business;

•	the market acceptance of new and enhanced versions of our products and services;

•	variations in the mix of products and services we sell, and the demand and market acceptance of those products and services;

•	our utilization of production capacity and employees, and our ability to manufacture and ship products efficiently;

•	the availability and cost of key components;

•	the ability to obtain reliable and high-quality components for our products;

•	introductions or announcements of new products by competitors;

•	changes in accounting rules and interpretations;

•	changes in tax rates, laws or regulations;

•	our ability to integrate and operate acquired businesses and technologies;

•	the potential impairment of investments, goodwill and intangible assets;

•	the ability to prevail or mitigate liability in legal disputes and resulting litigation;

•	seasonality, which has often caused revenue to differ from quarter to quarter; and

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

The global economy has recently undergone a period of unprecedented volatility, which has affected the demand for equipment, services and supplies. A further decline or prolonged period of slow or no growth could have a material adverse effect on our results of operations and financial condition and exacerbate the other risk factors related to our business. Possible effects of current and future adverse economic conditions on our business include: decrease in purchases or usage of our products and decreased demand for services and supplies by consumers and business customers if increased unemployment leads to lower utilization of telecommunications and Internet services. Our customers or channel partners may stop or decrease purchasing due to their efforts to reduce inventory and conserve cash and/or their inability to obtain financing. We may also experience disruptions in our business due to our inability to obtain equipment, parts and supplies from our suppliers – and our suppliers from their suppliers – if marginal supply businesses fail; collection delinquencies due to insolvency of our customers or shortage of cash to support their businesses; and decrease in our ability to hedge currency exposures due to higher hedging costs because of extreme volatility of exchange rates. In addition, a prolonged economic downturn could impact the viability of our current vision and strategy. If our strategy is not re-evaluated in a timely fashion our future growth and operating results could be adversely impacted. To the extent we are not able to continue to generate ample cash from operations, it may also adversely impact our ability to invest in the growth of our business, repurchase shares or pay dividends.

We are exposed to fluctuations in the market values of our investments and in interest rates; impairment of our investments could have a material effect on our financial statements.

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated other comprehensive income, net of tax. If the fair value declines, we may recognize the decline in earnings below the cost basis when the decline is judged to be other-than-temporary. In addition, certain of our investments are subject to general credit, liquidity, interest rate and market risks. Fluctuating interest rates can add significant variability to interest income. Market risks associated with our investment portfolio may have an adverse effect on our liquidity, financial condition and results of operations. For information regarding the sensitivity of and risks associated with the market value of investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this report and in our 2010 Annual Report, included herein as Exhibit 13.

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

We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new products. Also, failure to designate appropriate resources, whether internal or external, to develop new products could negatively impact our time to market. These new products and product enhancements must meet the requirements of current and prospective customers and achieve significant market acceptance.

The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of products, differentiation of new products from those of our competitors and market acceptance. We cannot assure that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner or achieve market acceptance of our products. The products and technologies that we pursue may not have the market success we anticipate, and we may not successfully identify and invest in other advanced technologies. If we fail to anticipate or respond on a cost-effective and timely basis to technological developments, changes in industry standards or customer requirements; if we have any significant delays in product development or introduction; or if our products are not accepted in the marketplace to the extent we expect, our business, financial condition, operating results or prospects could be adversely affected.

Our new products will be early in their life cycles and will face challenges for market acceptance and profitability.

We made and will continue to make significant investments in new products. If we do not achieve a balance between declining sales of mature products and increased sales and margins on new products there could be an adverse impact on our operating results. These new products are early in their life cycles and are subject to uncertain market demand. They also may face obstacles in manufacturing, deployment and competitive response. Customers may not invest the additional capital required for initial system deployment. Additionally, as customers complete infrastructure deployments, they may require greater levels of service, support and financing than we provided in the past. We cannot ensure that we can provide products, services, support and financing to effectively compete for these market opportunities. We may also be delayed in recognizing revenue related to our new products and related services and may be required to recognize costs and expenses for such products before we can recognize the related revenue. In addition, new products are less profitable (and currently such products are not profitable on an operating income basis) due to higher research and development expenses. Such uncertainty and delay could have a material adverse effect on our business, financial condition, operating results and prospects.

A limited number of our customers represent a large portion of our revenue.

A large portion of our revenue depends on sales to a limited number of customers in specific geographic areas. Traditional telecommunications service providers are our historical customer base and continue to represent the largest contributor to our revenue. We cannot assure that these customers will continue to purchase products from us. If a significant existing customer merges with another company, we cannot assure that it will continue to purchase our products at prior levels or at all. In general, these large customers tend to want to do business with a limited number of large suppliers. The loss of one or more large existing customers or a decrease in the level of purchases from these customers could have a material adverse effect on our business, financial condition, operating results and prospects.

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

Our primary customers are communications service providers. Our ability to generate revenue depends on the capital spending patterns and financial capabilities of these customers, which in turn depend on the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which our customers are affected by regulatory, economic, and business conditions in the geographic areas where they operate. Additionally, our larger customers typically have long implementation cycles; and often require acceptance provisions, which can lead to revenue deferrals. The telecommunications industry recently was affected by financial problems and reduced capital spending by carriers. These conditions adversely affected our operating results in several prior fiscal years and, if these conditions return, could have a material adverse effect on our business, operating results, and financial condition. Further, we cannot assure that network operators or other customers will pursue infrastructure upgrades that require our products and solutions. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, mergers, lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery. Reductions in capital expenditures by companies in the telecommunications industry could seriously harm our revenue, net earnings and cash flows.

Our business would be adversely affected if we are unable to attract and retain key personnel.

Our success depends largely on our ability to attract, develop and retain highly skilled technical, managerial, administrative, sales and marketing personnel. Competition for these personnel is intense and we may fail to retain or attract key personnel if we do not provide them with the proper vision, leadership and growth opportunities. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet our strategic goals and remain competitive as a technology company.

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

Our products and services continue to face competitive pressures. Our success in competing with other communications equipment providers will depend primarily on the following:

•	the price, quality and reliability of our products;

•	our engineering, manufacturing and marketing skills;

•	our ability to offer differentiated solutions and compete with end-to-end solutions providers;

•	our delivery and service capabilities;

•	our control of operating expenses and management of assets;

•	overall financial strength and stability; and

•	our ability to integrate acquired businesses effectively.

We also may face more intense competition in certain markets. Pricing pressures could increase from current and future competitors and customers. Many current competitors have, and future competitors also may have, more engineering, manufacturing, marketing, financial, and personnel resources available to them. Competitors may have better access to such resources and may be better able to attract and retain highly qualified personnel. Consolidation among communications equipment providers as well as entrants into the communications equipment market also may affect competition. As a result, other providers may respond more quickly to new or emerging technologies and changes in customer requirements and be able to offer a wider range of products and services, separately, bundled together or as end-to-end solutions. In addition, technological change, the increasing addition of Internet, data, video, voice and other services to networks, the possibility of regulatory changes and industry consolidation will likely continue to cause rapid evolution in the competitive environment. The full scope and nature of these changes are difficult to predict. Increased competition, particularly from large scale integrators and Asia-based competitors, could lead to price cuts, reduced gross margins and loss of market share, which may adversely affect our business, operating results and financial condition.

Conditions in international markets will affect our operations.

Sales outside of North America generated 30% of our revenue in 2010 and 34% in 2009. Due to our international sales and our international operations and research and development organizations, we are subject to the risks of conducting business internationally. These risks include:

•	local economic and market conditions;

•	political and economic instability;

•	reliance on third parties, who may be competitors, to sell and service our products in certain applications in certain countries;

•	reliance on employees and third parties in various geographies to complete product developments;

•	unexpected changes in legislative or regulatory requirements;

•	fluctuations in currency exchange rates;

•	tariffs and other barriers and restrictions, including established relationships between government-controlled carriers and local equipment vendors;

•	longer payment cycles;

•	difficulties in enforcing intellectual property and contract rights;

•	greater difficulty in accounts receivable collection;

•	potentially adverse taxes, including any U.S. or foreign taxes imposed on our actual or deemed repatriation of earnings of foreign subsidiaries;

•	potentially lower margins and less certainty of support for customer relationships where foreign sales are made through local distributors; and

•	the burdens of complying with a variety of foreign laws and telecommunications standards.

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

Because we conduct a portion of our business outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Additionally, we have exposures to emerging market currencies, which can have extreme volatility. A weakened U.S. dollar will increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies. An increase in the value of the dollar could increase the real cost to our customers outside the United States where we sell in U.S. dollars.

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

We have purchase agreements with contract manufacturers that require them to buy the components used to manufacture our products and authorize them to buy components in accordance with agreed-upon lead times. As customers increasingly demand shorter delivery timeframes, the difficulty of accurately forecasting component needs creates additional risk. Failure to estimate requirements accurately can lead to monetary penalties, excess or obsolete inventory, or manufacturing disruptions. Further, since we do not, in every instance, have a contractual relationship with suppliers to our contract manufacturers, we are subject to and dependent on the terms of the agreements between the contract manufacturer and the supplier. As a result, we have limited ability to take legal action against suppliers if a component fails or is outside of the quality standards we set. In addition, the contract manufacturers may not allocate sufficient resources to the timely completion of our orders in accordance with our quality standards, which may result in significant interruptions in the supply of products to our customers. Further, if supply to our contract manufacturers is disrupted, we may be unable to find an alternative source in a timely manner, at favorable prices or of acceptable quality. These circumstances may limit our ability to meet scheduled deliveries to customers and may increase our expenses.

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

We may be unable to sell certain inventory, which could result in lower gross profit margins and net earnings.

Some customer requirements include specific configurations of our products, for which we procure the related component parts. In many cases, we forecast and purchase components in advance. If customers do not place orders, if their requirements change, or if they cancel orders, we may be unable to cost-effectively rework these components and/or return them to inventory as available-for-sale. Write-downs and accruals for unrealizable inventory will negatively impact our gross profit margins and net earnings.

Intellectual property rights may not be adequate to protect our business.

Our future success depends in part on our intellectual property, including our proprietary technology and innovations. We have attempted to protect our intellectual property through various mechanisms such as patents, copyrights, trademarks, licensing arrangements, contractual obligations and trade secrets. We cannot be assured; however, that the patents we obtain and other intellectual property rights that we hold will necessarily provide us with any competitive advantage. Third parties may attempt to use our intellectual property without authorization. It is difficult to police the unauthorized use of our intellectual property, particularly in certain foreign countries, the laws of which may not protect intellectual property rights to the same extent as the laws of the United States. Litigation may be necessary to enforce our intellectual property rights, which could be costly and disruptive; there is no guarantee that we will obtain a successful result, no matter how much time, money and energy we spend on litigation. In addition, competitors and others may develop competitive technology independently without violating our proprietary rights. Any inability to secure, protect or enforce proprietary rights could result in loss of any competitive advantage, loss of customer orders and decreased revenue.

We are and may be subject to additional intellectual property infringement claims that are costly and time-consuming to defend. These claims could limit our ability to use some technologies.

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

The development and production of new products with high technology content often involves problems with components and manufacturing methods. If significant problems in reliability, quality or network monitoring develop, including those due to hardware or software defects in product, a number of negative effects on our business could result, including:

•	costs to fix defects;

•	high service and warranty expenses;

•	payment of liquidated damages for performance failures;

•	high inventory obsolescence expense;

•	high levels of product returns;

•	delays or interruptions in product turn-up;

•	delays in collecting accounts receivable;

•	reduced orders from existing customers; and

•	declining interest from potential customers.

We may be unable to identify, complete or benefit from strategic acquisitions, investments and dispositions.

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

If we acquire a company, it may be difficult to assimilate its businesses, products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and ability to compete and gain market share. Mergers and acquisitions of high-technology companies are inherently risky and are subject to many factors outside our control. No assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders. We also may need to make further investments to support the acquired company and may have difficulty identifying and acquiring appropriate resources. If we divest or otherwise exit certain portions of our business, we may be required to record additional expenses, for items such as workforce reduction costs, closure of excess facilities and excess inventory write-offs. Furthermore, estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change as a result of such disposition.

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

We operate in an industry subject to changing government regulations.

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

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be subject to volatility or adversely affected by: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by tax effects of stock-based compensation; by costs related to intercompany restructurings; or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we have accrued tax and related interest for potential adjustments to tax liabilities for prior years, there can be no assurance that the outcomes from these continuous examinations will not have a material effect, either positive or negative, on our business, financial condition, and results of operations.

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

Our corporate headquarters is located in Naperville, Illinois, approximately 32 miles west of Chicago. At December 31, 2010, we operated 51 facilities globally, totaling 1.4 million square feet to support:

•	Corporate and administration: 178,000 square feet.

•	Research and development: 735,000 square feet, of which 63% was used by the Broadband segment and 37% was used by the Transport segment.

•	Operations: 224,000 square feet

•	Sales and services: 294,000 square feet.

We own 0.9 million square feet of the total, which includes our headquarters facility and four facilities in Espoo, Finland. We lease facilities in 34 countries that total 0.5 million square feet, including 9 facilities in North America; 19 facilities in Europe, Middle East and Africa; 15 facilities in the Asia Pacific region and 3 facilities in South America.

Our significant leases (greater than 10,000 square feet) included 288,000 square feet in North America; 49,000 square feet in Europe, Middle East and Africa; and 104,000 square feet in Asia Pacific. These leases are non-cancelable and expire on various dates through 2028.

We own substantially all of our equipment used in our business, other than that related to outsourced activities. We believe our facilities are in good condition and are suitable and adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims, including the matters described below. The outcome of any such matters is currently not determinable.

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

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice. On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit, appealing the dismissal. The appeal was fully briefed and oral argument was heard on January 21, 2005. On January 25, 2006, the Seventh Circuit issued an opinion affirming in part and reversing in part the judgment of the district court, and remanding for further proceedings. On February 8, 2006, defendants filed with the Seventh Circuit a petition for rehearing with suggestion for rehearing en banc. On April 19, 2006, the Seventh Circuit ordered plaintiffs to file an answer to the petition for rehearing, which was filed by the plaintiffs on May 3, 2006. On July 10, 2006, the Seventh Circuit denied the petition for rehearing with a minor modification to its opinion, and remanded the case to the district court. On September 22, 2006, defendants filed a motion in the district court to dismiss some (but not all) of the remaining claims. On October 3, 2006, the defendants filed with the United States Supreme Court a petition for a writ of certiorari seeking to appeal the Seventh Circuit’s decision. On January 5, 2007, the defendants’ petition was granted. The United States Supreme Court heard oral arguments on March 28, 2007. On June 21, 2007, the United States Supreme Court vacated the Seventh Circuit’s judgment and remanded the case for further proceedings. On November 1, 2007, the Seventh Circuit heard oral arguments for the remanded case. On January 17, 2008, the Seventh Circuit issued an opinion adhering to its earlier opinion reversing in part the judgment of the district court, and remanded the case to the district court for further proceedings. On February 24, 2009, the district court granted plaintiffs’ motion for class certification. On August 13, 2010, the Court granted in large part Tellabs’ motion for summary judgment. The parties have tentatively agreed to settle the lawsuit, which settlement is still subject to documentation and court approval. If approved, all settlement amounts will be paid by Tellabs’ insurers.

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 6,487,686, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On March 21, 2008, Tellabs filed its answer, defenses and counterclaims in response to the complaint. A trial date had been set for May 10, 2010, in the Eastern District of Texas, however on July 7, 2009, the court granted Tellabs’ motion to transfer and issued an order transferring the action to the United States District Court for the Northern District of Illinois. On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action instituted by Tellabs against Fujitsu in the Northern District of Illinois. The parties currently remain in the discovery phase, and a trial date has been set for January 17, 2012. The parties also await the Court’s issuance of a Markman ruling.

Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications Inc. On June 11, 2008, Tellabs Operations, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against Fujitsu Limited and Fujitsu Network Communications, Inc. in a case captioned Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications, Inc. Civil Action No. 1:08-cv-3379. The complaint alleges infringement of Tellabs Operations, Inc.’s U.S. Patent No. 7,369,772, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 5, 2008, each of Fujitsu Limited and Fujitsu Network Communications, Inc. served its answer, defenses and counterclaims in response to the complaint. Fujitsu Limited also brought counterclaims against Tellabs, Inc. and Tellabs Operations, Inc. alleging infringement of two U.S. patents, seeking unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 22, 2008, Tellabs Operations, Inc. filed its answer to the counterclaims of Fujitsu Network Communications, Inc., and also filed its counterclaims and reply to counterclaims of Fujitsu Limited. On that same date, Tellabs, Inc. filed its answer and counterclaims against Fujitsu Limited. On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action filed by Fujitsu transferred to the Northern District of Illinois by the Eastern District of Texas. The parties currently remain in the discovery phase, and a trial date has been set for January 17, 2012. The parties also await the Court’s issuance of a Markman ruling.

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

Apart from the matters described above, we are and in the future may be subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Any legal proceedings, claims and litigation, whether current or future, and whether with or without merit, potentially can result in: costly litigation; diverting management’s time, attention and resources; delaying or halting product shipments or services delivery; requiring us to pay damages; requiring us to enter into royalty-bearing licensing arrangements or to obtain substitute technology of lower quality or higher costs; or otherwise imposing obligations or restrictions that could adversely affect our business, financial condition and operating results.

ITEM 4.	REMOVED AND RESERVED

FORWARD-LOOKING STATEMENTS

Except for historical information, the matters discussed or incorporated by reference into this report may include forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on current and available information at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “project,” “intend,” “likely,” “will,” “should,” “could,” “may,” “foreseeable,” “would” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: customer concentration; successful expansion into adjacent markets with new and existing products and platforms; new product acceptance and profitability; our ability to compete with larger suppliers that can provide end to end solutions; overall negative economic conditions generally and disruptions in credit and capital markets, including specific impacts of these conditions on the telecommunications industry; financial condition of telecommunications service providers, equipment vendors and contract manufacturers, including the impact of any bankruptcies; the impact of customer and vendor consolidation; integration of a new business; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; initiatives to improve profitability that may have financial consequences including further restructuring charges and the ability to realize anticipated savings under such cost-reduction initiatives; exiting businesses and product areas; impairment charges and other cost cutting initiatives and related charges and costs; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; availability of components and critical manufacturing equipment and capacity; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies; charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of this Form 10-K. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors are advised not to rely on these forward-looking statements when making investment decisions. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the risk factors, financial statements and related notes and management’s discussion and analysis included in our 2010 Annual Report, included herein as Exhibit 13, and incorporated in this report by reference.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Tellabs’ common stock is listed on the NASDAQ Global Select Market under the symbol “TLAB”. As of February 18, 2011, there were approximately 5,818 stockholders of record and 362,627,751 outstanding shares. There are also stockholders holding stock in street name. The section entitled “Common Stock Market Data and Cash Dividends Per Share” in our 2010 Annual Report, included herein as Exhibit 13, is incorporated herein by reference.

We repurchase outstanding common stock under two programs authorized by our Board of Directors, the Rule 10b5-1 program and a repurchase program of up to $600 million of outstanding common stock. In addition, we purchase shares to cover withholding taxes on shares issued under employee stock plans.

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock. As of December 31, 2010, we have purchased 8.4 million shares of our common stock under this program since February 2006, at a total cost of $100.8 million, including $7.4 million (0.9 million shares) in 2010 and $1.8 million (0.2 million shares) in 2009. On January 27, 2011, our Board of Directors authorized a one-year extension of this program.

As of December 31, 2010, we purchased 56.6 million shares of our common stock under the $600 million repurchase program at a total cost of $375.4 million, leaving $224.6 million available to be purchased under this program. This total includes purchases of $171.4 million (24.2 million shares) in 2010, and $81.1 million (12.7 million shares) in 2009. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, during 2010 we purchased 0.7 million shares for $5.4 million to cover withholding taxes on shares issued under employee stock plans. In 2009, we purchased 0.5 million shares for $2.6 million to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) [1]
10/2/10 through 11/5/10	2,578,579	$6.88	2,578,579	$257.7
11/6/10 through 12/3/10	4,973,501	$6.66	4,973,501	$224.6
12/4/10 through 12/31/10	3,438	$6.61	3,438	$224.6

Total	7,555,518	$6.74	7,555,518

[1]

The amounts in this column represent the remaining amounts under the current $600 million program described above. The Rule 10b5-1 repurchase program described above does not have a repurchase amount limit; therefore, it is not included in the remaining value of shares.

ITEM 6.	SELECTED FINANCIAL DATA

The five years of selected financial data, for our 2010, 2009, 2008, 2007 and 2006 fiscal years is included in the 5-Year Summary of Selected Financial Data in our 2010 Annual Report, included herein as Exhibit 13, and such five years of selected data is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 2010 Annual Report, included herein as Exhibit 13, is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investments in Marketable Securities

During the normal course of business, we invest a portion of our cash and cash equivalents in marketable securities. For a discussion of our investments in marketable securities for the fiscal years ended December 31, 2010, and January 1, 2010, see the notes to the consolidated financial statements in our 2010 Annual Report, included herein as Exhibit 13, and incorporated herein by reference.

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

Cash Flow Hedges

We use foreign currency forward and option contracts, designated as cash flow hedges, to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conduct monthly effectiveness tests of these hedging relationships on a spot-to-spot basis, excluding forward points. Effective gains and losses from derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions occur, at which time they are reclassified to Total cost of revenue. Ineffectiveness is recorded to Other income (expense), net. If it becomes probable that an anticipated transaction that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to

Other income (expense), net. At December 31, 2010, we did not have any cash flow hedges outstanding. We continue to monitor the Company’s overall currency exposure and may elect to add additional cash flow hedges in the future if deemed necessary.

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency of the Tellabs entity entering into the transaction are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income. The gain or loss from changes in the fair value of the derivative contracts are generally offset by gains or losses of the underlying transactions being hedged. These derivative contracts are not designated as hedges. At December 31, 2010, we held non-designated foreign currency forward contracts in eleven currencies, with a gross notional equivalent of $120.8 million. The maturities of the foreign currency forward contracts held at year-end range from one to nine months.

Our net foreign currency exposure is diversified among a broad number of currencies. The notional amounts reflected in the following table represent the U.S. dollar values of the agreed-upon amounts that will be delivered to a third party on the agreed-upon date:

	December 31, 2010
In millions	Notional Amount	Fair Value
Forward Contracts
Purchased	$36.2	$(0.1)
Sold	84.6	0.1

Total	$120.8	$—

Net Investment Hedges

We entered into three-month foreign currency forward contracts, designated as net investment hedges, to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts due to exchange rate fluctuations are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment in the foreign subsidiary. We conduct monthly effectiveness tests of net investment hedges on a spot-to-spot basis, excluding forward points, and any measurement of ineffectiveness is recorded in income. As of December 31, 2010, we had a net unrealized gain of $16.8 million in Accumulated other comprehensive income, which includes a net gain of $17.6 million related to settled contracts and a net loss of $0.8 million related to unsettled contracts. We held net investment hedges with a notional value of 65 million Euros at the end of 2010. All net investment hedges were contracted with three-month maturities.

The notional amounts reflected in the following table represent the U.S. dollar values of the agreed-upon amounts that will be delivered to a third party on the agreed-upon date:

	December 31, 2010
In millions	Notional Amount	Fair Value
Forward Contracts
Purchased	$—	$—
Sold	86.2	(0.8)

Total	$86.2	$(0.8)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes, Report of Independent Registered Public Accounting Firm and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting in our 2010 Annual Report, included herein as Exhibit 13, are incorporated herein by reference.

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

Management’s report on internal control over financial reporting and the attestation report of Ernst and Young LLP, our independent registered public accounting firm, on internal control over financial reporting is set forth in our 2010 Annual Report, included herein as Exhibit 13, and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is incorporated herein by reference to the sections entitled “Voting Information – Proposal for Election of Directors,” “Committees of the Board-Audit and Ethics Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2010, and the sections entitled “Tellabs Officers” and “Corporate Social Responsibility” in our 2010 Annual Report, included herein as Exhibit 13.

ITEM 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to the sections entitled “Executive Compensation,” “Director Compensation,” and “Corporate Governance,” in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2010. Securities authorized for issuance under equity compensation plans is included in the notes to our 2010 Annual Report, included herein as Exhibit 13, and is incorporated herein by reference.

Equity Compensation Plan Table

The following table summarizes information as of December 31, 2010, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	24,473,285	$11.46	32,799,581	[1]
Equity compensation plans not approved by security holders[2]	2,378,679	$8.30	—

Total	26,851,964	$11.18	32,799,581

[1]

Includes 23,953,591 securities available under the Amended and Restated 2004 Incentive Compensation Plan and 8,845,990 securities available under the 2005 Employee Stock Purchase Plan, which has been suspended by the Company.

[2]

All of these options were issued pursuant to option plans that were assumed in merger transactions. The Company has not made, and will not make, any future grants or awards of equity securities under these plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is incorporated herein by reference to the section entitled “Transactions with Related Persons,” “Policies and Procedures for Review and Approval of Related-Person Transactions” and “Corporate Governance” in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to the section entitled “Independent Registered Auditor’s Fees and Services” in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

The following Consolidated Financial Statements of Tellabs, Inc. and Subsidiaries, included in the registrant’s 2010 Annual Report, included herein as Exhibit 13, were previously incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Balance Sheets: December 31, 2010, and January 1, 2010

Consolidated Statements of Operations: Years ended December 31, 2010, January 1, 2010, and January 2, 2009

Consolidated Statements of Stockholders’ Equity: Years ended December 31, 2010, January 1, 2010, and January 2, 2009

Consolidated Statements of Cash Flows: Years ended December 31, 2010, January 1, 2010, and January 2, 2009

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

The following Consolidated Financial Statement Schedule of Tellabs, Inc. is included herein:

Schedule II. Valuation and Qualifying Accounts and Reserves

Other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger among Tellabs, Inc., Tellabs Willow Corp. and WiChorus, Inc. dated as of October 20, 2009 22/
3.1	Restated Certificate of Incorporation and Amendments 9/
3.2	Fourth Amended and Restated By-Laws dated January 29, 2009 19/
10.1	Tellabs, Inc. Deferred Income Plan 16/
10.2	1986 Non-Qualified Stock Option Plan, as amended and restated 1/
10.3	Amendment to Tellabs, Inc. 1986 Non-Qualified Stock Option Plan (As Amended and Restated June 26, 1992) 4/
10.4	1991 Stock Option Plan, as amended and restated 1/
10.5	Amendment to Tellabs, Inc. 1991 Stock Option Plan (As Amended and Restated June 26, 1992) 4/
10.6	1994 Stock Option Plan 2/
10.7	Amendment to the Tellabs, Inc. 1994 Stock Option Plan 4/
10.8	Tellabs, Inc. 1998 Stock Option Plan 3/
10.9	Amendment to the Tellabs, Inc. 1998 Stock Option Plan 4/
10.10	Tellabs, Inc. 2001 Stock Option Plan 5/
10.11	Ocular Networks, Inc. Amended and Restated 2000 Stock Incentive Plan 6/
10.12	Tellabs Advantage Plan, as amended and restated 8/
10.13	First Amendment to the Tellabs Advantage Plan 8/
10.14	Second Amendment to the Tellabs Advantage Plan 8/
10.15	2004 Amendment to the Tellabs Advantage Plan 10/
10.16	2006 Amendment to the Tellabs Advantage Plan 14/
10.17	Vivace Networks, Inc. 1999 Equity Incentive Plan, as amended 13/
10.18	Tellabs, Inc. 2004 Incentive Compensation Plan 7/
10.19	Forms of Stock Award Statement, Stock Award Agreement and RSU Award Statement pertaining to Tellabs, Inc. 2004 Incentive Compensation Plan 10/
10.20	Advanced Fibre Communication, Inc. 1996 Stock Incentive Plan 10/
10.21	Form of Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.22	Form of Automatic Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.23	Form of Notice of Grant of Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.24	Form of Notice of Grant of Non-Employee Director Automatic Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.25	Form of Stock Issuance Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.26	2005 Tellabs, Inc. Employee Stock Purchase Plan 11/
10.27	Tellabs, Inc. Executive Continuity and Protection Program 11/
10.28	Form of Executive Performance Stock Units Statement and Award Agreement 12/
10.29	401(k) Plan as Amended and Restated Effective January 1, 2007 15/
10.30	Addendum Incorporating Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) to Tellabs 401(k) Plan 15/
10.31	2008 Form of Executive Performance Stock Units Award Statement 18/
10.32	Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan 17/
10.33	2009 Form of Executive Performance Stock Units Award Statement and Award Agreement 20/
10.34	Amendment to Tellabs 401(k) Plan 21/
10.35	2010 Form of Executive Performance Stock Units Award Statement and Terms 23/
10.36	Tellabs 401(k) Plan as Amended and Restated Effective January 1, 2009 23/
10.37	Terms of Stock Awards under the Amended and Restated Tellabs, Inc. Incentive Compensation Plan 24/
10.38	2010 Amendment to Tellabs 401(k) Plan

13	Portions of 2010 Annual Report to Stockholders
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished and not filed

Exhibits 10.1 through 10.37 contain, among other documents, management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(b) hereof.

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

19/ Incorporated by reference from Tellabs, Inc. Form 8-K Current Report dated February 3, 2009 (File No. 0-9692).

20/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended April 3, 2009 (File No. 0-9692).

21/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended October 2, 2009 (File No. 0-9692).

22/ Incorporated by reference from Tellabs, Inc. Form 8-K Current Report filed October 22, 2009 (File No. 0-9692).

23/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended April 2, 2010 (File No. 0-9692).

24/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended July 2, 2010 (File No. 0-9692).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLABS, INC.

February 28, 2011	/s/ Robert W. Pullen
Robert W. Pullen
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Pullen	February 28, 2011
Robert W. Pullen
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Timothy J. Wiggins	February 28, 2011
Timothy J. Wiggins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Thomas P. Minichiello	February 28, 2011
Thomas P. Minichiello
Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)

/s/ Michael J. Birck	February 28, 2011
Michael J. Birck
Chairman and Director

/s/ Bo Hedfors	February 28, 2011
Bo Hedfors
Director

/s/ Frank Ianna	February 28, 2011
Frank Ianna
Director

/s/ Linda Wells Kahangi	February 28, 2011
Linda Wells Kahangi
Director

/s/ Michael E. Lavin	February 28, 2011
Michael E. Lavin
Director

/s/ Stephanie Pace Marshall	February 28, 2011
Stephanie Pace Marshall
Director

/s/ William F. Souders	February 28, 2011
William F. Souders
Director

/s/ Jan H. Suwinski	February 28, 2011
Jan H. Suwinski
Director

/s/ Vincent H. Tobkin	February 28, 2011
Vincent H. Tobkin
Director

TELLABS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended December 31, 2010, January 1, 2010 and January 2, 2009

Accounts Receivable Allowances

In millions	Balance at Beginning of Year	Net Additions (Reductions) Charged to Costs and Expenses	Deductions	Currency Translation Adjustments	Balance at End of Year
2010	$1.4	$—	$—	$(0.1)	$1.3
2009	$1.4	$—	$—	$—	$1.4
2008	$3.0	$(1.3)	$—	$(0.3)	$1.4

Exhibit Index

10.38	2010 Amendment to Tellabs 401(k) Plan
13	Portions of 2010 Annual Report to Stockholders
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Furnished and not filed