Form 10-Q
period 2011-04-01
TELLABS INC
filed 2011-05-06
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

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

Common Shares, $0.01 Par Value – 363,295,297 shares outstanding on April 29, 2011.

TELLABS, INC.

PART I . FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarter
	4/1/11	4/2/10
In millions, except per-share data
Revenue
Products	$272.4	$318.5
Services	50.0	60.7

Total revenue	322.4	379.2

Cost of Revenue
Products	159.5	145.6
Services	40.6	41.7

Total cost of revenue	200.1	187.3

Gross Profit	122.3	191.9

Gross profit as a percentage of revenue	37.9%	50.6%

Gross profit as a percentage of revenue - products	41.4%	54.3%
Gross profit as a percentage of revenue - services	18.8%	31.3%

Operating Expenses
Research and development	80.3	69.2
Sales and marketing	44.7	45.1
General and administrative	23.7	24.8
Intangible asset amortization	5.2	7.4
Restructuring and other charges	1.0	10.0

Total operating expenses	154.9	156.5

Operating (Loss) Earnings	(32.6)	35.4

Operating (loss) earnings as a percentage of revenue	-10.1%	9.3%

Other Income
Interest income, net	3.3	3.9
Other (expense) income, net	(0.6)	2.7

Total other income	2.7	6.6

(Loss) Earnings Before Income Tax	(29.9)	42.0
Income tax benefit	5.8	3.6

Net (Loss) Earnings	$(24.1)	$45.6

Weighted Average Shares Outstanding
Basic	363.0	384.7

Diluted	363.0	388.6

Net (Loss) Earnings Per Share
Basic	$(0.07)	$0.12

Diluted	$(0.07)	$0.12

Cash Dividends Per Share	$0.02	$0.02

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	4/1/11	12/31/10
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$190.7	$208.8
Investments in marketable securities	866.5	925.7

Total cash, cash equivalents and marketable securities	1,057.2	1,134.5

Other marketable securities	179.9	213.6
Accounts receivable, net of allowances of $1.4 and $1.3	318.9	342.6
Inventories
Raw materials	38.2	30.3
Work in process	0.5	—
Finished goods	151.2	132.0

Total inventories	189.9	162.3
Income taxes	30.4	14.8
Miscellaneous receivables and other current assets	44.9	45.0

Total Current Assets	1,821.2	1,912.8

Property, Plant and Equipment
Land	21.1	20.8
Buildings and improvements	208.6	204.2
Equipment	434.4	422.8

Total property, plant and equipment	664.1	647.8
Accumulated depreciation	(394.6)	(378.5)

Property, plant and equipment, net	269.5	269.3
Goodwill	205.2	204.9
Intangible Assets, Net of Amortization	91.5	96.7
Other Assets	118.5	119.2

Total Assets	$2,505.9	$2,602.9

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$94.2	$123.4
Accrued compensation	51.2	97.2
Restructuring and other charges	6.2	7.7
Income taxes	94.2	88.4
Loan related to other marketable securities	179.9	213.6
Deferred revenue	52.6	43.0
Other accrued liabilities	89.2	89.8

Total Current Liabilities	567.5	663.1

Long-Term Restructuring Liabilities	2.7	3.1
Income Taxes	24.5	28.1
Other Long-Term Liabilities	50.0	47.1

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 502,881,004 and 501,744,627 shares issued	5.0	5.0
Additional paid-in capital	1,555.5	1,547.9
Treasury stock, at cost: 139,600,060 and 139,243,079 shares	(1,224.1)	(1,222.1)
Retained earnings	1,390.8	1,422.1
Accumulated other comprehensive income	134.0	108.6

Total Stockholders’ Equity	1,861.2	1,861.5

Total Liabilities and Stockholders’ Equity	$2,505.9	$2,602.9

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarter
	4/1/11	4/2/10
In millions
Operating Activities
Net (loss) earnings	$(24.1)	$45.6
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation and amortization	19.5	19.8
Equity-based compensation	7.6	5.8
Deferred income taxes	11.5	3.1
Restructuring and other charges	1.0	10.0
Net loss (gain) on investments in marketable securities	0.1	(3.1)
Excess tax benefits from equity-based compensation	(0.2)	0.7
Net changes in assets and liabilities:
Accounts receivable	33.6	26.6
Inventories	(25.6)	(1.1)
Miscellaneous receivables and other current assets	(15.3)	4.6
Other assets	(1.6)	2.3
Accounts payable	(30.6)	(32.0)
Restructuring and other charges	(2.9)	(3.3)
Deferred revenue	7.7	15.7
Other accrued liabilities	(57.8)	(22.7)
Income taxes	(7.1)	(11.3)
Other long-term liabilities	2.7	(0.4)

Net Cash (Used for) Provided by Operating Activities	(81.5)	60.3

Investing Activities
Capital expenditures	(10.4)	(4.0)
Payments for purchases of investments	(177.8)	(268.4)
Proceeds from sales and maturities of investments	253.5	299.3

Net Cash Provided by Investing Activities	65.3	26.9

Financing Activities
Proceeds from issuance of common stock under stock plans	0.4	1.1
Repurchase of common stock	(2.0)	(2.3)
Excess tax benefits from equity-based compensation	0.2	(0.7)
Dividends paid	(7.2)	(7.7)

Net Cash Used for Financing Activities	(8.6)	(9.6)

Effect of Exchange Rate Changes on Cash	6.7	(2.3)

Net (Decrease) Increase in Cash and Cash Equivalents	(18.1)	75.3
Cash and Cash Equivalents - Beginning of Year	208.8	154.0

Cash and Cash Equivalents - End of Period	$190.7	$229.3

The accompanying notes are an integral part of these statements.

TELLABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IN MILLIONS, EXCEPT SHARE AND PER-SHARE DATA

1. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial statements, the requirements of Form 10-Q and applicable rules of the U.S. Securities and Exchange Commission’s Regulation S-X. Therefore, they do not include all disclosures normally required by U.S. generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein are to be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

In our opinion, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

2. Restructuring and Other Charges

On January 25, 2010, management initiated a restructuring plan to enable us to shift investment from TDM (Time Division Multiplexing) to Ethernet and IP (Internet Protocol) products, move our supply chain closer to suppliers, and reduce general and administrative expenses. Restructuring expense for the first quarter of 2011 was $0.5 million for severance-related charges. The cumulative pretax restructuring charges for this plan are $9.5 million, which consists of $6.9 million for workforce reductions of 169 employees and $2.6 million for facility- and asset-related charges. By segment, total charges to date under this plan are $6.0 million for Broadband, $3.2 million for Transport, and $0.3 million for Services. Cash payments under this plan are $7.1 million. Restructuring actions under this plan were completed in the first quarter of 2011.

On July 6, 2009, management initiated a restructuring plan as we aligned costs with customer spending and market conditions at that time. Restructuring expense for the first quarter of 2011 was $0.7 million for severance-related charges. The cumulative pretax restructuring charges for this plan are $7.1 million, which consists of $6.7 million in severance charges for workforce reductions and $0.4 million for facility- and asset-related charges. By segment, total charges to date under this plan are $2.6 million for Broadband, $2.2 million for Transport, and $2.3 million for Services. Cash payments under this plan are $6.9 million for workforce reductions of 164 employees. Restructuring actions under this plan were completed in the first quarter of 2011.

Reductions of $0.2 million to restructuring expense for previous restructuring plans in the first quarter of 2011 are facility-related. These net reductions are due to changes in estimates to previous restructuring plans.

The balance for restructuring plans relates to net lease obligations that expire through 2015 and cash severance that we expect to pay through the third quarter of 2012.

The following table summarizes restructuring and other charges recorded for the plans mentioned above, as well as adjustments to reserves recorded for prior restructurings:

	First Quarter
	4/1/11	4/2/10
Severance and other termination benefits	$1.2	$7.6
Facility and other exit costs	(0.2)	2.4

Total restructuring and other charges	$1.0	$10.0

The following table summarizes restructuring and other charges activity by segment for the first quarter of 2011 and the status of the reserves at April 1, 2011:

	Balance at 12/31/10	Restructuring Expense	Cash Payments	Balance at 4/1/11
2010 Restructuring Plan
Broadband	1.4	0.3	(0.3)	1.4
Transport	1.0	—	(0.1)	0.9
Services	—	0.2	—	0.2

Subtotal 2010 Restructuring Plans	2.4	0.5	(0.4)	2.5

Previous Restructuring Plans
Broadband	6.4	0.1	(1.4)	5.1
Transport	1.5	(0.1)	(0.9)	0.5
Services	0.5	0.5	(0.2)	0.8

Subtotal Previous Restructuring Plans	8.4	0.5	(2.5)	6.4

Total Restructuring Plans	$10.8	$1.0	$(2.9)	$8.9

3. Fair Value Measurements

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

Marketable Securities

We use a third-party provider to determine fair values of marketable securities. The third-party provider receives market prices for each marketable security from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources with reasonable levels of price transparency. The third-party provider uses these multiple prices as inputs into a pricing model to determine a weighted average price for each security. We classify U.S. Treasury bills and bonds as Level 1 based upon quoted prices in active markets. All other marketable securities are classified as Level 2 based upon the other than quoted prices with observable market data. The type of instruments valued based upon the observable market data include U.S. government sponsored enterprise (agency) debt obligations, Federal Deposit Insurance Corporation (FDIC)-backed corporate debt obligations, investment grade corporate bonds, state and municipal debt obligations, mortgaged backed debt obligations guaranteed by the Government National Mortgage Association (GNMA), certain FDIC-backed bank certificates of deposit, foreign government debt obligations and foreign corporate debt obligations guaranteed by foreign governments.

Other Marketable Securities and Loan Related to Other Marketable Securities

We classify holdings in other marketable securities (Cisco common stock) and the related loan as Level 1 in the fair value hierarchy. We classify these as Level 1 since they are actively traded through a governed exchange.

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

We have applied a valuation method for financial assets and liabilities and recurring non-financial assets consistently during this period and prior periods. The following table sets forth by level within the fair value hierarchy “Financial instruments owned at fair value.” Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis are:

	Fair Value Measurements at April 1, 2011
	Balance at 4/1/11	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$177.1	$177.1	$—	$—
Corporate debt obligations guaranteed by FDIC	100.6	—	100.6	—
Corporate debt obligations	145.9	—	145.9	—
Mortgaged backed debt obligations guaranteed by GNMA	133.5	—	133.5	—
Certificates of deposit guaranteed by FDIC	2.4	—	2.4	—
Foreign government debt obligations	199.4	—	199.4	—
Foreign corporate debt obligations guaranteed by foreign governments	107.6	—	107.6	—

Subtotal	866.5	177.1	689.4	—
Other marketable securities	179.9	179.9	—	—
Derivative financial instruments	0.1	—	0.1	—

Total Assets	$1,046.5	$357.0	$689.5	$—

Liabilities
Loan related to other marketable securities	$179.9	$179.9	$—	$—
Derivative financial instruments	0.9	—	0.9	—

Total Liabilities	$180.8	$179.9	$0.9	$—

	Fair Value Measurements at December 31, 2010
	Balance at 12/31/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$258.4	$258.4	$—	$—
Corporate debt obligations guaranteed by FDIC	102.6	—	102.6	—
Corporate debt obligations	95.9	—	95.9	—
Mortgaged backed debt obligations guaranteed by GNMA	175.1	—	175.1	—
Certificates of deposit guaranteed by FDIC	3.3	—	3.3	—
Foreign government debt obligations	202.1	—	202.1	—
Foreign corporate debt obligations guaranteed by foreign governments	88.3	—	88.3	—

Subtotal	925.7	258.4	667.3	—
Other marketable securities	213.6	213.6	—	—
Derivative financial instruments	0.2	—	0.2	—

Total Assets	$1,139.5	$472.0	$667.5	$—

Liabilities
Loan related to other marketable securities	$213.6	$213.6	$—	$—
Derivative financial instruments	1.0	—	1.0	—

Total Liabilities	$214.6	$213.6	$1.0	$—

4. Investments

We account for investments in marketable securities at fair value, with the unrealized gain or loss, less deferred income taxes, shown as a separate component of stockholders’ equity. We base realized gains and losses on specific identification of the security sold. At April 1, 2011, and December 31, 2010, available-for-sale marketable securities consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
April 1, 2011
U.S. government debt obligations	$178.0	$—	$(0.9)	$177.1
Corporate debt obligations guaranteed by FDIC	100.4	0.3	(0.1)	100.6
Corporate debt obligations	145.8	0.5	(0.4)	145.9
Mortgaged backed debt obligations guaranteed by GNMA	133.9	0.8	(1.2)	133.5
Certificates of deposit guaranteed by FDIC	2.4	—	—	2.4
Foreign government debt obligations	201.7	0.4	(2.7)	199.4
Foreign corporate debt obligations guaranteed by foreign governments	107.9	0.3	(0.6)	107.6

Total	$870.1	$2.3	$(5.9)	$866.5

December 31, 2010
U.S. government debt obligations	$259.0	$0.1	$(0.7)	$258.4
Corporate debt obligations guaranteed by FDIC	102.3	0.3	—	102.6
Corporate debt obligations	95.6	0.5	(0.2)	95.9
Mortgaged backed debt obligations guaranteed by GNMA	175.5	0.8	(1.2)	175.1
Certificates of deposit guaranteed by FDIC	3.3	—	—	3.3
Foreign government debt obligations	201.4	1.6	(0.9)	202.1
Foreign corporate debt obligations guaranteed by foreign governments	87.8	0.6	(0.1)	88.3

Total	$924.9	$3.9	$(3.1)	$925.7

Of the available-for-sale debt obligations at April 1, 2011, $152.0 million have contractual maturities of less than 12 months, $581.0 million have contractual maturities of greater than one year up to five years and $133.5 million have contractual maturities greater than five years. Actual maturities will likely differ from the contractual maturities because borrowers have the right to call or prepay certain obligations.

Gross unrealized gains and losses related to fixed-income securities were caused by interest rate fluctuations. We review investments held with unrealized losses to determine if the loss is other-than-temporary. We evaluated near-term prospects of the security in relation to the severity and duration of the unrealized loss. We also assessed our intent to sell the security, whether it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover its entire amortized cost basis. Based on our review, we do not intend to sell these securities and believe that they will recover their entire amortized cost basis; therefore, we do not consider these investments to be other-than-temporarily impaired at April 1, 2011. No other-than-temporary impairments were recorded in the first quarter of 2011.

Investments in marketable securities with unrealized losses at April 1, 2011, and December 31, 2010, were as follows:

	Unrealized Loss Less than 12 months		Unrealized Loss Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
April 1, 2011
U.S. government debt obligations	$140.6	$(0.9)	$—	$—	$140.6	$(0.9)
Corporate debt obligations guaranteed by FDIC	37.2	(0.1)	—	—	37.2	(0.1)
Corporate debt obligations	73.5	(0.4)	—	—	73.5	(0.4)
Mortgaged backed debt obligations guaranteed by GNMA	65.8	(1.2)	—	—	65.8	(1.2)
Foreign government debt obligations	145.4	(2.7)	—	—	145.4	(2.7)
Foreign government debt obligations guaranteed by foreign governments	57.1	(0.6)	—	—	57.1	(0.6)

Total	$519.6	$(5.9)	$—	$—	$519.6	$(5.9)

December 31, 2010
U.S. government debt obligations	$218.6	$(0.7)	$—	$—	$218.6	$(0.7)
Corporate debt obligations	47.5	(0.2)	—	—	47.5	(0.2)
Mortgaged backed debt obligations guaranteed by GNMA	115.7	(1.2)	—	—	115.7	(1.2)
Foreign government debt obligations	92.9	(0.9)	—	—	92.9	(0.9)
Foreign government debt obligations guaranteed by foreign governments	32.6	(0.1)	—	—	32.6	(0.1)

Total	$507.3	$(3.1)	$—	$—	$507.3	$(3.1)

The following table presents gross realized gains and losses related to fixed income investments for the three months ending April 1, 2011, and April 2, 2010:

	4/1/11	4/2/10
Gross realized gains	$0.4	$3.3
Gross realized losses	(0.5)	(0.2)

Total	$(0.1)	$3.1

As a result of the acquisition of Advanced Fibre Communications, Inc. (AFC) in 2004, we acquired 10.6 million shares of Cisco common stock, shown as Other marketable securities in Current Assets. AFC owned this stock as a result of its investment in privately held Cerent Corporation, which was acquired by Cisco in 1999. In 2000, AFC entered into two three-year hedge contracts, pledging all of the Cisco stock to secure the obligations under the contracts. When the hedge contracts matured in 2003, AFC entered into stock loan agreements with a lender, borrowing 10.6 million shares of Cisco stock to settle the hedge contracts on the Cisco stock. The aggregate amount of the fair values of those stock loans is reflected as a current liability on the balance sheets as of April 1, 2011, and December 31, 2010. The values of both the asset and liability move in tandem with each other since each is based on the number of shares we hold at the current stock price. At April 1, 2011, Other marketable securities and Loan related to other marketable securities was $179.9 million at a market price of $17.04 per share and $213.6 million at a market price of $20.23 per share at December 31, 2010. The fees associated with the stock loan agreement were $0.3 million in the first quarter of 2011 and $0.4 million for the first quarter of 2010.

In addition to the above investments, we maintain investments in partnerships and start-up technology companies. We record these investments in Other Assets, at cost. These investments totaled $6.0 million at April 1, 2011, and $6.3 million at December 31, 2010. We review each investment quarterly, including historical and projected financial performance, expected cash needs and recent funding events. We recognize other-than-temporary impairments if the market value of the investment is below its cost basis for an extended period of time or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. No other-than-temporary impairments were recorded for the first quarters of 2011 and 2010.

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

Cash Flow Hedges

At April 1, 2011, we did not have any cash flow hedges outstanding. We use foreign currency forward and option contracts, designated as cash flow hedges, to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conduct monthly effectiveness tests of these hedging relationships on a spot-to-spot basis, excluding forward points. Effective gains and losses from derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions occur, at which time they are reclassified to Total cost of revenue. Ineffectiveness is recorded to Other (expense) income, net. If it becomes probable that an anticipated transaction that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other (expense) income, net. We continue to monitor the Company’s overall currency exposure and may elect to add additional cash flow hedges in the future if deemed necessary.

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency of the Tellabs entity entering into the transaction are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income. These derivative contracts are not designated as hedges. At April 1, 2011, we held non-designated foreign currency forward contracts in 12 currencies, with a gross notional equivalent of $138.1 million.

Net Investment Hedges

We entered into three-month foreign currency forward contracts, designated as net investment hedges, to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts due to exchange rate fluctuations are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment in the foreign subsidiary. We conduct monthly effectiveness tests of net investment hedges on a spot-to-spot basis, excluding forward points, and any measurement of ineffectiveness is recorded in income. As of April 1, 2011, we had a net unrealized gain of $9.4 million in Accumulated other comprehensive income, which includes a net gain of $10.1 million related to settled contracts and a net loss of $0.7 million related to unsettled contracts. We held net investment hedges with a notional value of 85 million Euros at the end of the quarter.

The fair value of derivative instruments in the Consolidated Balance Sheet as of April 1, 2011, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Net investment hedges	$—	$0.7
Balance sheet hedges (Non-designated hedges)	0.1	0.2

Total derivatives	$0.1	$0.9

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2010, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Cash flow and net investment hedges	$—	$0.8
Balance sheet hedges (Non-designated hedges)	0.2	0.2

Total derivatives	$0.2	$1.0

The effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Operations for the three months ended April 1, 2011, and April 2, 2010, was as follows:

	(Loss) Gain Recognized in Accumulated OCI, net (Effective Portion)		Loss Reclassified from Accumulated OCI into Total Cost of Revenue (Effective Portion)
	4/1/11	4/2/10	4/1/11	4/2/10
Cash flow hedges	$—	$0.9	$—	$(0.5)
Net investment hedges	$(7.3)	$4.7	N/A	N/A

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations for the three months ended April 1, 2011, and April 2, 2010, was as follows:

	Gain (Loss) Recognized in Other (Expense) Income, net [1]
	4/1/11	4/2/10
Foreign currency forward and option contracts	$4.4	$(5.4)

1 The gains or losses from changes in the fair value of the derivative contracts are generally offset by gains or losses of the underlying transactions being hedged.

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

The estimate of warranty liability involves many factors, including the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of the recorded warranty liability and adjust the amounts as necessary. Other adjustments to accruals for product warranties represent reductions due to favorable experience to previous estimates.

We classify the portion of warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Product warranty liabilities are as follows:

	First Quarter
	4/1/11	4/2/10
Balance – beginning of period	$19.4	$31.4
Accruals for product warranties	2.8	2.4
Settlements	(0.4)	(2.2)
Other adjustments to accruals for product warranties	(0.6)	(2.7)

Balance – end of period	$21.2	$28.9

Balance sheet classification - end of period	Balance at 4/1/11	Balance at 4/2/10
Other accrued liabilities	$9.2	$11.9
Other long-term liabilities	12.0	17.0

Total product warranty liabilities	$21.2	$28.9

7. Equity-Based Compensation

The Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan (2004 Plan) provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units (PSUs). Equity-based grants vest over one to four years, with the majority vesting over a three-year period. We recognize compensation expense for stock options and restricted stock on a straight-line basis over the service period based on the fair value on the grant date. Stock options and SARs granted but unexercised expire 10 years from the grant date. Stockholders previously approved 53,889,977 shares for grant under the 2004 Plan, of which 18,740,402 remain available for grant at April 1, 2011.

Stock Options

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	4/1/11	4/2/10
Expected volatility	46.8%	42.8%
Risk-free interest rate	2.2%	2.4%
Expected term (in years)	5.3	5.3
Expected dividend yield	1.5%	1.3%

We based our calculation of expected volatility on a combination of historical and implied volatility for options granted. We based the risk-free interest rate on the U.S. Treasury yield curve in effect at the date of grant. We estimated the expected term of the options using their vesting period, post-vesting employment termination behavior and historical exercise patterns. We based the expected dividend yield on the option’s exercise price and annualized dividend rate at the date of grant.

The following is a summary of stock option activity during 2011 as of April 1, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding – beginning of year	26,851,964	$11.18
Granted	1,784,590	$5.45
Exercised	(186,122)	$2.42
Forfeited/expired	(1,582,626)	$40.79

Outstanding – end of period	26,867,806	$9.11	4.1	$2.4

Exercisable – end of period	21,727,169	$9.79	2.9	$1.6
Shares expected to vest	26,469,550	$9.15	4.0	$2.3

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of April 1, 2011, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the first quarter of 2011 was $0.7 million.

The weighted average fair value of stock options granted during the first quarter of 2011 was $2.12.

Cash-Settled Stock Appreciation Rights

The 2004 Plan provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the 2004 Plan. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (the market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. These cash payments were negligible for the first quarter of 2011 and 2010.

The following is a summary of cash-settled SARs activity during 2011 as of April 1, 2011:

	Shares	Weighted Average Exercise Price
Outstanding – beginning of year	445,233	$7.73
Granted	20,500	$6.07
Forfeited/expired	(6,400)	$8.71

Outstanding – end of period	459,333	$7.64

Restricted Stock

The fair market value of restricted stock vested was $0.9 million in the first quarter of 2011. The weighted average grant date fair value of restricted stock was $5.43 per share in the first quarter of 2011 and $6.32 per share in the first quarter of 2010.

The following is a summary of restricted stock activity during 2011 as of April 1, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	5,372,417	$7.19
Granted	2,541,452	$5.43
Vested	(146,595)	$5.25
Forfeited	(200,140)	$6.22

Non-vested – end of period	7,567,134	$6.66

Performance Stock Units

The 2004 Plan provides for the granting of PSUs. We granted 1,611,541 PSUs in the first quarter of 2011 and 747,700 PSUs in the first quarter of 2010. The PSUs granted in the first quarter of 2011 entitle the recipients to receive shares of our common stock commencing in March 2012, contingent on the achievement of strategic goals for the 2011 fiscal year. Following achievement of these measures and subject to continued employment, one-third of such shares will be issued in annual installments in February 2012, February 2013 and February 2014. At maximum target performance, we will issue two shares for each PSU granted. The weighted average price of PSUs granted in the first quarter of 2011 was $5.42 per share and the weighted average price of PSUs granted in the first quarter of 2010 was $7.18 per share.

The PSUs granted in 2010 entitle the recipients to receive shares of our common stock commencing in March 2011, contingent on the achievement of operating earnings targets for the 2010 fiscal year. Based upon above-target operating earnings of $237.0 million and market share and market penetration gains in some of the identified product areas, 125% of the PSUs were earned and 1.25 shares for each PSU (183,737 additional shares) granted will be paid out, subject to continued employment. We issued one-third (306,155 shares) of the total shares in the first quarter of 2011 and generally, one-third of such shares will be issued in annual installments in March 2012 and March 2013.

The following is a summary of PSU activity during 2011 as of April 1, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	2,127,318	$5.86
Granted [1]	1,795,278	$5.60
Vested	(798,241)	$5.07
Forfeited	(452,813)	$8.21

Non-vested – end of period	2,671,542	$5.52

1 This includes the additional 183,737 shares from the 2010 grant that were earned based on 2010 operating earnings and strategic goals.

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, SARs, restricted stock, and PSUs by line item on the statement of operations:

	First Quarter
	4/1/11	4/2/10
Cost of revenue – products	$0.5	$0.4
Cost of revenue – services	0.6	0.5
Research and development	2.5	1.8
Sales and marketing	1.3	1.2
General and administrative	2.7	1.9

Equity-based compensation expense before income taxes	7.6	5.8
Income tax benefit	(1.4)	(1.8)

Total equity-based compensation expense after income taxes	$6.2	$4.0

The following table sets forth the total equity-based compensation expense by type:

	First Quarter
	4/1/11	4/2/10
Stock options	$1.3	$1.3
Cash-Settled SARs	(0.1)	0.2
Restricted Stock	4.4	3.5
Performance stock units	2.0	0.8

Total	$7.6	$5.8

As of April 1, 2011, we had $49.5 million of unrecognized equity-based compensation cost that we expect to recognize over a weighted average period of 2.0 years.

8. Income Taxes

We recorded a tax benefit of $5.8 million in the first quarter of 2011, compared with a tax benefit of $3.6 million for the first quarter of 2010. The effective tax rate for the quarter is below the federal statutory rate of 35% due to limitations on our ability to record a full tax benefit on losses from domestic operations, and the effect of establishing a valuation allowance against domestic deferred tax assets. In addition, our effective tax rate was favorably impacted by a $3.4 million benefit from the reversal of tax accruals no longer required due to the expiration of a statute of limitations.

9. Comprehensive Income

Comprehensive income for the first quarter of 2011 and 2010 consists of the following:

	First Quarter
	4/1/11	4/2/10
Net (loss) earnings	$(24.1)	$45.6
Net change in unrealized (losses) gains related to:
Available-for-sale securities, net of tax	(3.0)	0.4
Cash flow hedges, net of tax	—	1.4
Net investment hedges, net of tax	(7.3)	4.7
Foreign currency translation adjustments	35.7	(29.7)

Comprehensive income	$1.3	$22.4

10. Segment Information

We report operating results for three segments: Broadband, Transport and Services.

The Broadband segment includes data, access and managed access product portfolios that facilitate delivery of next-generation wireline and wireless services and the delivery of bundled voice, video and high-speed Internet/data services over copper-based and/or fiber-based networks. Data products include the Tellabs® 7300 Metro Ethernet Switching Series, the Tellabs® 8600 Managed Edge System, the Tellabs® 8800 Multiservice Router Series and the Tellabs® SmartCore® 9100 Platform. Access offerings include the Tellabs® 1000 Multiservice Access Series, the Tellabs® 1100 Multiservice Access Series and the Tellabs® 1600 Optical Network Terminal (ONT) Series. Managed access products include the Tellabs® 6300 Managed Transport System and the Tellabs® 8100 Managed Access System.

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

Consolidated revenue by segment follows:

	First Quarter
	4/1/11	4/2/10
Broadband	$173.0	$191.1
Transport	99.4	127.4
Services	50.0	60.7

Total	$322.4	$379.2

Segment profit and reconciliation to operating (loss) earnings by segment follows:

	First Quarter
	4/1/11	4/2/10
Broadband	$19.7	$60.8
Transport	16.0	45.0
Services	10.0	19.5

Total segment profit	45.7	125.3
Sales and marketing expenses	(44.7)	(45.1)
General and administrative expenses	(23.7)	(24.8)
Equity-based compensation	(3.7)	(2.6)
Intangible asset amortization	(5.2)	(7.4)
Restructuring and other charges	(1.0)	(10.0)

Operating (loss) earnings	$(32.6)	$35.4

The segments use many of the same assets. For internal reporting purposes, we do not allocate assets by segment and therefore asset, depreciation and amortization, or capital expenditure by segment information is not provided to our chief operating decision maker.

11. Contingencies

Legal Proceedings

We are subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims, including the matters described below. We are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any.

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

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice. On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit, appealing the dismissal. The appeal was fully briefed and oral argument was heard on January 21, 2005. On January 25, 2006, the Seventh Circuit issued an opinion affirming in part and reversing in part the judgment of the district court, and remanding for further proceedings. On February 8, 2006, defendants filed with the Seventh Circuit a petition for rehearing with suggestion for rehearing en banc. On April 19, 2006, the Seventh Circuit ordered plaintiffs to file an answer to the petition for rehearing, which was filed by the plaintiffs on May 3, 2006. On July 10, 2006, the Seventh Circuit denied the petition for rehearing with a minor modification to its opinion, and remanded the case to the district court. On September 22, 2006, defendants filed a motion in the district court to dismiss some (but not all) of the remaining claims. On October 3, 2006, the defendants filed with the United States Supreme Court a petition for a writ of certiorari seeking to appeal the Seventh Circuit’s decision. On January 5, 2007, the defendants’ petition was granted. The United States Supreme Court heard oral arguments on March 28, 2007. On June 21, 2007, the United States Supreme Court vacated the Seventh Circuit’s judgment and remanded the case for further proceedings. On November 1, 2007, the Seventh Circuit heard oral arguments for the remanded case. On January 17, 2008, the Seventh Circuit issued an opinion adhering to its earlier opinion reversing in part the judgment of the district court, and remanded the case to the district court for further proceedings. On February 24, 2009, the district court granted plaintiffs’ motion for class certification. On August 13, 2010, the Court granted in large part Tellabs’ motion for summary judgment. The parties have agreed to settle the lawsuit, which settlement is still subject to final court approval. If approved, all settlement amounts will be paid by Tellabs’ insurers.

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 6,487,686, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On March 21, 2008, Tellabs filed its answer, defenses and counterclaims in response to the complaint. A trial date had been set for May 10, 2010, in the Eastern District of Texas, however on July 7, 2009, the court granted Tellabs’ motion to transfer and issued an order transferring the action to the United States District Court for the Northern District of Illinois. On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action instituted by Tellabs against Fujitsu in the Northern District of Illinois. On November 4, 2010, the Court dismissed with prejudice Fujitsu’s claim for infringement of Fujitsu’s U.S. Patent No. 6,487,686. In conjunction with the dismissal, Fujitsu signed a covenant not to sue Tellabs for infringement as to any claim of Fujitsu’s U.S. Patent No. 6,487,686, as to any Tellabs products as they currently exist or existed in the past. On March 31, 2011, the Court issued an Order denying a motion by Tellabs for summary judgment of invalidity based on indefiniteness of Fujitsu’s U.S. Patent No. 5,386,418, and granting a motion by Fujitsu for summary judgment for judicial correction of an error in asserted Claim 1 of the same patent as originally issued. The parties currently remain in the discovery phase, and a trial date has been set for January 17, 2012. The parties also await the Court’s issuance of a Markman ruling.

Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications Inc. On June 11, 2008, Tellabs Operations, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against Fujitsu Limited and Fujitsu Network Communications, Inc. in a case captioned Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications, Inc. Civil Action No. 1:08-cv-3379. The complaint alleges infringement of Tellabs Operations, Inc.’s U.S. Patent No. 7,369,772, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 5, 2008, each of Fujitsu Limited and Fujitsu Network Communications, Inc. served its answer, defenses and counterclaims in response to the complaint. Fujitsu Limited also brought counterclaims against Tellabs, Inc. and Tellabs Operations, Inc. alleging infringement of two U.S. patents, namely U.S. Patent Nos. 5,533,006 and 7,227,681, seeking unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 22, 2008, Tellabs Operations, Inc. filed its answer to the counterclaims of Fujitsu Network Communications, Inc., and also filed its counterclaims and reply to counterclaims of Fujitsu Limited. On that same date, Tellabs, Inc. filed its answer and counterclaims against Fujitsu Limited. On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action filed by Fujitsu transferred to the Northern District of Illinois by the Eastern District of Texas. On March 31, 2011, the Court issued an Order granting Tellabs’ motion for summary judgment of invalidity of all claims of Fujitsu’s U.S. Patent No. 5,533,006. The parties currently remain in the discovery phase, and a trial date has been set for January 17, 2012. The parties also await the Court’s issuance of a Markman ruling.

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

Atwater Partners of Texas LLC v. AT&T, Inc. et al. On May 27, 2010, a complaint was filed in the United States District Court for the Eastern District of Texas against Tellabs and several other companies in a case captioned Atwater Partners of Texas LLC v. AT&T, Inc. et al., Civil Action No. 2:10-cv-00175. The complaint alleges infringement of U.S. Patent Nos. 6,490,296, 7,158,523, 7,161,953, 7,310,310, and 7,349,401, and seeks unspecified damages as well as interest, costs, expenses, attorney fees and other remedies including injunctive relief. Tellabs responded to the Complaint on August 6, 2010, denying Atwater’s allegations. A non-material financial settlement of this matter was reached between Tellabs and Atwater that resulted in a dismissal of Tellabs from the action with prejudice on March 24, 2011.

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

12. Stock Repurchase Programs

We repurchase outstanding common stock under two programs authorized by our Board of Directors, the Rule 10b5-1 program and a repurchase program of up to $600 million of outstanding common stock. In addition, we purchase shares to cover withholding taxes on shares issued under employee stock plans.

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock. We purchased $0.5 million (0.1 million shares) in the first quarter of 2011 under this program.

As of April 1, 2011, we purchased 56.6 million shares of our common stock under the $600 million repurchase program at a total cost of $375.4 million, leaving $224.6 million available to be purchased under this program. We did not purchase any shares under this program in the first quarter of 2011. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 0.3 million shares for $1.5 million in the first quarter of 2011 to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

13. Net (Loss) Earnings Per Share

The following table sets forth the computation of net (loss) earnings per share:

	First Quarter
	4/1/11	4/2/10
Numerator:
Net (loss) earnings	$(24.1)	$45.6

Denominator:
Denominator for basic net earnings per share – weighted average shares outstanding	363.0	384.7
Effect of dilutive securities:
Employee stock options and restricted and performance stock awards	—	3.9

Denominator for diluted net earnings per share – adjusted weighted average shares outstanding and assumed conversions	363.0	388.6

Net (loss) earnings per share, basic	$(0.07)	$0.12

Net (loss) earnings per share, diluted	$(0.07)	$0.12

The number of securities excluded from the weighted average shares outstanding computation was 23.2 million in the first quarter of 2011 and 19.5 million in the first quarter of 2010 because the exercise price was greater than the average market price of the common shares; therefore, the effect would have been anti-dilutive.

Under U.S. GAAP, dilutive securities are not included in the computation of diluted earnings per share when a company is in a loss position. If we were not in a loss position, diluted weighted average shares outstanding would have been 365.5 million in the first quarter of 2011.

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

The Transport segment includes optical networking systems, digital cross-connect systems and voice-quality enhancement products. Revenue for these products is driven by the needs of wireline and wireless carriers to deliver mobile services, business-oriented services and residential services.

The Services segment includes deployment, support, training and professional services. Revenue from deployment, support and training services arises primarily from the sales of products and continues to represent the majority of Services revenue, while the balance comes from professional services offerings.

Tellabs operates in a dynamic industry. Customer consolidation has resulted in increased pricing pressure. In addition, customer spending is pressured and competition is heightened on a global basis. Some equipment suppliers have also consolidated. Heightened competition by these suppliers has resulted in increased pricing pressure for Tellabs and some of its direct competitors.

Within this backdrop, we continue to transform the company with new products and services. The company is evolving from a core product and services portfolio based primarily on the circuit-switched Time Division Multiplexing (TDM) technology used in our digital cross-connect and managed access products to a growth portfolio based on the packet-switching and Internet Protocol (IP) technology used in our data and optical networking products. Given the level of research and development expenses in early lifecycle products, this growth portfolio is not presently profitable.

RESULTS OF OPERATIONS

For the first quarter of 2011, revenue was $322.4 million, compared with $379.2 million in the first quarter of 2010. We operate in three business segments: Broadband, Transport and Services. Revenue declined in all segments during the three-month period. (Further discussion of segment results can be found below.)

Consolidated gross profit margin in the first quarter of 2011 was 37.9%, compared with 50.6% in the year-ago quarter as products and services gross margins decreased.

Operating expenses in the first quarter of 2011 were $154.9 million, down slightly from $156.5 million in the year-ago quarter.

Operating loss in the first quarter of 2011 was $32.6 million, compared with operating earnings of $35.4 million in the year-ago quarter.

Net loss for the first quarter of 2011 was $24.1 million or $0.07 per share (basic and diluted), compared with net earnings of $45.6 million or $0.12 per share (basic and diluted) in the year-ago quarter.

Revenue (in millions)

	First Quarter
	2011	2010	Change
Products	$272.4	$318.5	(14.5)%
Services	50.0	60.7	(17.6)%

Total revenue	$322.4	$379.2	(15.0)%

On a geographic basis, revenue from customers outside North America grew to $147.3 million (or 46% of total revenue) in the first quarter of 2011, up 40.0% from $105.2 million (or 28% of total revenue) in the year-ago quarter. The increase in revenue was driven primarily by higher revenue for data products from customers in the Europe, Middle East and Africa region.

Revenue from customers in North America (United States and Canada) was $175.1 million (or 54% of total revenue) in the first quarter of 2011, compared with $274.0 million (or 72% of total revenue) in the year-ago quarter. Revenue concentration from our two major customers was 35% in the first quarter, lower than the prior quarter. The decrease in revenue was driven primarily by lower revenue for data and digital cross-connect systems from a major North American carrier.

In the first quarter of 2011, revenue from our growth portfolio (the Tellabs® 6300 Managed Transport System, the Tellabs® 7100 Optical Transport System, the Tellabs® 7300 Metro Ethernet Switching Series, the Tellabs® 8600 Managed Edge System, the Tellabs® 8800 Multiservice Router Series, the Tellabs SmartCore® 9100 Platform, and professional services) was $194.4 million (or 60% of total revenue), compared with $214.6 million (or 57% of total revenue) in the year-ago quarter. Given the level of research and development expenses in early lifecycle products, this portfolio is not presently profitable.

Our core portfolio (the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 8100 Managed Access System, the Tellabs® 3000 Series of voice-enhancement products, the Tellabs Access products and deployment, training and support services) accounted for $128.0 million (or 40% of total revenue), compared with $164.6 million (or 43% of total revenue) in the year-ago quarter.

Gross Margin

	First Quarter
	2011	2010	% Point Change
Products	41.4%	54.3%	(12.9)
Services	18.8%	31.3%	(12.5)
Consolidated	37.9%	50.6%	(12.7)

The decline in products gross margin was driven by an unfavorable product mix, including lower revenue from higher-margin data and digital cross-connect systems and higher revenue from lower-margin optical transport systems, and lower overall product revenue. Services gross margin declined primarily due to lower overall services revenue and a less favorable services mix.

Operating Expenses (in millions)

	First Quarter			Percent of Revenue
	2011	2010	Change	2011	2010
Research and development	$80.3	$69.2	$11.1	24.9%	18.2%
Sales and marketing	44.7	45.1	(0.4)	13.9%	11.9%
General and administrative	23.7	24.8	(1.1)	7.4%	6.5%

Subtotal	148.7	139.1	9.6	46.1%	36.7%

Intangible asset amortization	5.2	7.4	(2.2)
Restructuring and other charges	1.0	10.0	(9.0)

Total operating expenses	$154.9	$156.5	$(1.6)

Operating expenses fell slightly during the first quarter of 2011, compared with the year-ago period. Higher research and development expenses primarily for products for the mobile Internet were offset by slightly lower sales, marketing, general and administrative expenses as well as lower restructuring and other charges. Restructuring and other charges of $1.0 million in 2011 are primarily due to severance expense related to previously announced restructuring plans.

Other Income (in millions)

	First Quarter
	2011	2010	Change
Interest income, net	$3.3	$3.9	$(0.6)
Other (expense) income, net	(0.6)	2.7	(3.3)

Total other income	$2.7	$6.6	$(3.9)

Interest income, net, declined due to lower yields during the first quarter of 2011, compared with the first quarter of 2010. Other (expense) income, net, was lower in the first quarter of 2011, compared with the first quarter of 2010, primarily due to gains on sales of marketable securities in the first quarter of 2010.

Income Taxes

For the first quarter of 2011, we reported a tax benefit of $5.8 million, compared with a benefit of $3.6 million for the first quarter of 2010. In the first quarter of 2011, a benefit of $3.4 million was recorded from the reversal of tax accruals that are no longer required due to an expiration of a statute of limitations, compared to a similar $13.3 million benefit recorded in the first quarter of 2010. Excluding these reversals, the tax benefit in the first quarter of 2011 was due to losses from domestic operations, partially offset by a valuation allowance on domestic deferred tax assets.

Segments

Segment Revenue (in millions)

	First Quarter
	2011	2010	Change
Broadband	$173.0	$191.1	(9.5)%
Transport	99.4	127.4	(22.0)%
Services	50.0	60.7	(17.6)%

Total revenue	$322.4	$379.2	(15.0)%

Segment Profit* (in millions)

	First Quarter
	2011	2010	Change
Broadband	$19.7	$60.8	(67.6)%
Transport	16.0	45.0	(64.4)%
Services	10.0	19.5	(48.7)%

Total segment profit	$45.7	$125.3	(63.5)%

*	We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, and the impact of equity-based compensation.

Broadband

Revenue

Revenue from the Broadband segment was $173.0 million in the first quarter of 2011, compared with $191.1 million in the year-ago quarter. The Broadband segment includes data products, managed access products and access products. Reduced revenue from data and managed access products was partially offset by increased revenue from access products.

Data product revenue was $106.5 million in the first quarter of 2011, compared with $130.7 million in the year-ago quarter. Increased revenue from customers in the Europe, Middle East and Africa regions was offset by lower revenue in other geographies. Access revenue was $40.1 million in the first quarter of 2011, up 33.2% from $30.1 million in the year-ago quarter, driven by increased revenue from access systems and single-family optical network terminal (ONT) units. Managed access revenue was $26.4 million in the first quarter of 2011, compared with $30.3 million in the year-ago quarter. Most of the decline came from lower revenue from managed access systems.

Segment Profit

Broadband segment profit was $19.7 million in the first quarter of 2011, compared with $60.8 million in the year-ago quarter. The decline in segment profit was driven primarily by lower overall revenue from data products, a higher mix of lower-margin International data revenue and higher research and development expenses.

Transport

Revenue

Revenue from the Transport segment was $99.4 million in the first quarter of 2011, compared with $127.4 million in the year-ago quarter. Increased revenue from optical transport systems was offset by lower revenue from digital cross-connect systems.

Segment Profit

Transport segment profit was $16.0 million in the first quarter of 2011, compared with $45.0 million in the year-ago quarter. The decline in segment profit was driven primarily by lower revenue from higher-margin digital cross-connect systems and higher revenue from lower-margin optical transport systems.

Services

Revenue

Revenue from the Services segment was $50.0 million in the first quarter of 2011, compared with $60.7 million in the year-ago quarter. The decline in segment revenue was driven primarily by lower deployment services revenue in North America.

Segment Profit

Services segment profit was $10.0 million in the first quarter of 2011, compared with $19.5 million in the year-ago quarter. The decrease in segment profit was primarily due to lower overall services revenue and a less favorable services mix.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained cash, cash equivalents and marketable securities of $1,057.2 million as of April 1, 2011, which decreased by $77.3 million since year-end 2010. Of the total cash, cash equivalents and marketable securities, as of April 1, 2011, $382.8 million was held in subsidiaries outside the United States. Cash used for operating activities during the quarter amounted to $81.5 million.

During the first quarter of 2011, we distributed $7.2 million to our stockholders through our quarterly cash dividend. We also repurchased 0.1 million shares of common stock at a cost of $0.5 million under the 10b5-1 plan. We provide no assurance as to a future declaration or payment of a cash dividend nor do we provide future assurance of a repurchase of common stock.

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

Comparing our first-quarter 2011 results with the fourth quarter of 2010:

For the first quarter of 2011, total revenue was $322.4 million, compared with $410.5 million in the prior quarter. On a sequential basis, revenue declined across all three segments. Revenue concentration from our major customers decreased in the first quarter of 2011, compared with the prior quarter.

Total Broadband revenue for the first quarter of 2011 was $173.0 million, compared with $227.0 million in the prior quarter. Within the Broadband segment, data revenue was $106.5 million, compared with $119.9 million in the prior quarter. Higher revenue for data products from customers outside North America was offset by lower revenue from data customers in North America. Access revenue was $40.1 million, compared with $69.6 million in the prior quarter, driven primarily by lower revenue from single-family ONT units. Managed access revenue was $26.4 million, compared with $37.5 million in the prior quarter, on lower revenue from SDH transport systems and managed access systems. Broadband segment profit for the first quarter of 2011 was $19.7 million, compared with $33.8 million in the prior quarter. The decline in segment profit was driven by lower overall segment revenue, partially offset by a $16.5 million charge for excess purchase commitments in the prior quarter.

Transport segment revenue for the first quarter of 2011 was $99.4 million, compared with $123.3 million in the prior quarter, primarily as a result of decreased revenue from optical transport and digital cross-connect systems. Transport segment profit for the first quarter of 2011, driven primarily by lower revenue from optical transport systems, was $16.0 million, compared with $23.5 million in the prior quarter.

Services segment revenue for the first quarter of 2011 was $50.0 million, compared with $60.2 million in the prior quarter. Services segment profit for the first quarter of 2011, driven primarily by lower overall services revenue and a less favorable services mix, was $10.0 million, compared with $18.5 million in the prior quarter.

North American revenue for the first quarter of 2011 was $175.1 million (or 54% of total revenue) compared with $240.5 million (or 59% of total revenue) in the prior quarter. Outside North America, revenue in the first quarter of 2011 was $147.3 million (or 46% of total revenue) compared with $170.0 million (or 41% of total revenue) in the prior quarter.

Growth portfolio revenue for the first quarter of 2011 was $194.4 million (or 60% of total revenue), compared with $231.4 million (or 56% of total revenue) in the prior quarter. Given the level of research and development expenses in early lifecycle products, this portfolio is not presently profitable. In the first quarter of 2011, core portfolio revenue was $128.0 million (or 40% of total revenue), compared with $179.1 million (or 44% of total revenue) in the prior quarter.

Non-GAAP Financial Measures and Comparisons

We believe that comparing some quarterly non-GAAP financial measures on a sequential basis provides important supplemental information to management and investors regarding financial and business trends relating to our financial results. The non-GAAP financial data we compare includes gross profit as a percentage of revenue, operating expenses, operating earnings (loss), net earnings (loss) and net earnings (loss) per share. A complete reconciliation between non-GAAP financial measures and the GAAP financial measures, along with an explanation of why we believe non-GAAP measures to be of value to management and investors, is contained in the Reconciliation of Non-GAAP Adjustments on pages 26 through 28.

Comparing our first-quarter 2011 results with the fourth quarter of 2010:

Non-GAAP gross profit margin for the first quarter of 2011 was 38.3%, compared with 38.2% in the prior quarter when a $16.5 million charge for excess purchase commitments reduced non-GAAP gross margins by 4.0%. Excluding the impact of the charge, non-GAAP gross profit margin in the fourth quarter of 2010 would have been 42.2%. Primary drivers for the decline in gross profit margin to 38.3% from 42.2% in the prior quarter were higher warranty and excess and obsolete inventory costs and lower overall product revenue and services margins.

Non-GAAP operating expenses for the first quarter of 2011 were $142.1 million, compared with $151.1 million in the prior quarter. Increased research and development expenses for products for the smart mobile Internet were offset by lower spending across the rest of the business.

Non-GAAP operating loss for the first quarter of 2011, driven by lower revenue and gross profit, was $18.7 million, compared with operating earnings of $5.7 million in the prior quarter.

Non-GAAP net loss in the first quarter of 2011, driven primarily by the overall decrease in revenue and gross margin, was $10.9 million or $0.03 per share (basic and diluted), compared with net earnings of $5.7 million or $0.02 per share (basic and diluted) in the prior quarter.

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	First Quarter 2011			First Quarter 2010
In millions, except per-share data	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP

Revenue
Products	$272.4	$—	$272.4	$318.5	$—	$318.5
Services	50.0	—	50.0	60.7	—	60.7

Total revenue	322.4	—	322.4	379.2	—	379.2

Cost of Revenue
Products (a)	159.5	(0.5)	159.0	145.6	(0.4)	145.2
Services (a)	40.6	(0.6)	40.0	41.7	(0.5)	41.2

Total cost of revenue	200.1	(1.1)	199.0	187.3	(0.9)	186.4

Gross Profit	122.3	1.1	123.4	191.9	0.9	192.8

Gross profit as a percentage of revenue	37.9%	0.4%	38.3%	50.6%	0.2%	50.8%

Gross profit as a percentage of revenue – products	41.4%	0.2%	41.6%	54.3%	0.1%	54.4%
Gross profit as a percentage of revenue – services	18.8%	1.2%	20.0%	31.3%	0.8%	32.1%

Operating Expenses
Research and development (a)	80.3	(2.6)	77.7	69.2	(1.7)	67.5
Sales and marketing (a)	44.7	(1.3)	43.4	45.1	(1.1)	44.0
General and administrative (a)	23.7	(2.7)	21.0	24.8	(1.9)	22.9
Intangible asset amortization (b)	5.2	(5.2)	—	7.4	(7.4)	—
Restructuring and other charges (c)	1.0	(1.0)	—	10.0	(10.0)	—

Total operating expenses	154.9	(12.8)	142.1	156.5	(22.1)	134.4

Operating (Loss) Earnings	(32.6)	13.9	(18.7)	35.4	23.0	58.4

Operating (loss) earnings as a percentage of revenue	-10.1%	4.3%	-5.8%	9.3%	6.1%	15.4%

Other Income
Interest income, net	3.3	—	3.3	3.9	—	3.9
Other (expense) income, net	(0.6)	—	(0.6)	2.7	—	2.7

Total other income	2.7	—	2.7	6.6	—	6.6

(Loss) Earnings Before Income Tax	(29.9)	13.9	(16.0)	42.0	23.0	65.0
Income tax benefit (expense) (e)	5.8	(0.7)	5.1	3.6	(24.4)	(20.8)

Net (Loss) Earnings	$(24.1)	$13.2	$(10.9)	$45.6	$(1.4)	$44.2

Weighted Average Shares Outstanding
Basic	363.0		363.0	384.7		384.7

Diluted	363.0		363.0	388.6		388.6

Net (Loss) Earnings Per Share
Basic	$(0.07)	$0.04	$(0.03)	$0.12	$(0.01)	$0.11

Diluted	$(0.07)	$0.04	$(0.03)	$0.12	$(0.01)	$0.11

(1)	Reconciliation of non-GAAP Adjustments
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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	First Quarter 2011			Fourth Quarter 2010
In millions, except per-share data	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP

Revenue
Products	$272.4	$—	$272.4	$350.3	$—	$350.3
Services	50.0	—	50.0	60.2	—	60.2

Total revenue	322.4	—	322.4	410.5	—	410.5

Cost of Revenue
Products (a)	159.5	(0.5)	159.0	212.4	(0.4)	212.0
Services (a)	40.6	(0.6)	40.0	42.3	(0.6)	41.7

Total cost of revenue	200.1	(1.1)	199.0	254.7	(1.0)	253.7

Gross Profit	122.3	1.1	123.4	155.8	1.0	156.8

Gross profit as a percentage of revenue	37.9%	0.4%	38.3%	38.0%	0.2%	38.2%

Gross profit as a percentage of revenue - products	41.4%	0.2%	41.6%	39.4%	0.1%	39.5%
Gross profit as a percentage of revenue - services	18.8%	1.2%	20.0%	29.7%	1.0%	30.7%

Operating Expenses
Research and development (a)	80.3	(2.6)	77.7	82.9	(1.9)	81.0
Sales and marketing (a)	44.7	(1.3)	43.4	46.8	(1.2)	45.6
General and administrative (a)	23.7	(2.7)	21.0	26.7	(2.2)	24.5
Intangible asset amortization (b)	5.2	(5.2)	—	6.1	(6.1)	—
Restructuring and other charges (c)	1.0	(1.0)	—	—	—	—

Total operating expenses	154.9	(12.8)	142.1	162.5	(11.4)	151.1

Operating (Loss) Earnings	(32.6)	13.9	(18.7)	(6.7)	12.4	5.7

Operating (loss) earnings as a percentage of revenue	-10.1%	4.3%	-5.8%	-1.6%	3.0%	1.4%

Other Income
Interest income, net	3.3	—	3.3	3.4	—	3.4
Other (expense) income, net (d)	(0.6)	—	(0.6)	(4.5)	3.8	(0.7)

Total other income (expense)	2.7	—	2.7	(1.1)	3.8	2.7

(Loss) Earnings Before Income Tax	(29.9)	13.9	(16.0)	(7.8)	16.2	8.4
Income tax benefit (expense) (e)	5.8	(0.7)	5.1	(3.1)	0.4	(2.7)

Net (Loss) Earnings	$(24.1)	$13.2	$(10.9)	$(10.9)	$16.6	$5.7

Weighted Average Shares Outstanding
Basic	363.0		363.0	365.9		365.9

Diluted	363.0		363.0	365.9		369.6

Net (Loss) Earnings Per Share
Basic	$(0.07)	$0.04	$(0.03)	$(0.03)	$0.05	$0.02

Diluted	$(0.07)	$0.04	$(0.03)	$(0.03)	$0.05	$0.02

(1)	Reconciliation of non-GAAP Adjustments

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

(d) Other (expense) income, net includes charges to write-down long-term equity investments of $3.8 million in the fourth quarter of 2010. We exclude write-downs and gains on sales of long-term equity investments in partnerships and start-up technology companies because we believe that they are not related directly to the underlying performance of our working capital assets.

(e) We calculate a separate tax expense and effective tax rate for GAAP and for non-GAAP purposes. For non-GAAP purposes, we use a 32% effective tax rate which represents the projected, long term effective tax rate on non-GAAP pretax income.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no material changes in our critical accounting policies during the quarter.

Outlook

We expect second-quarter 2011 revenue to be up in a range from $325 million to $345 million. We expect non-GAAP gross margin to be flat with the first quarter of 2011, plus or minus one or two points, depending on product and customer mix. We expect second-quarter non-GAAP operating expenses to be down slightly in the low $140 millions.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q, including the statements under the caption “Outlook”, contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on current and available information at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “project,” “intend,” “likely,” “will,” “should,” “could,” “may,” “foreseeable,” “would” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: customer concentration; successful expansion into adjacent markets with new and existing products and platforms; new product acceptance and profitability; our ability to compete with larger suppliers that can provide end to end solutions; overall negative economic conditions generally and disruptions in credit and capital markets, including specific impacts of these conditions on the telecommunications industry; financial condition of telecommunications service providers, equipment vendors and contract manufacturers, including the impact of any bankruptcies; availability of components and critical manufacturing equipment and capacity; the impact of customer and vendor consolidation; integration of a new business; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; initiatives to improve profitability that may have financial consequences, including further restructuring charges and the ability to realize anticipated savings under such cost-reduction initiatives; exiting businesses and product areas; impairment charges and other cost cutting initiatives and related charges and costs; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies; charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of our most recently filed Form 10-K. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors are advised not to rely on these forward-looking statements when making investment decisions. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the risk factors, financial statements and related notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 1, 2011, there were no material changes to the market risks disclosure, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as of April 1, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims, including the matters described below. We are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any.

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

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice. On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit, appealing the dismissal. The appeal was fully briefed and oral argument was heard on January 21, 2005. On January 25, 2006, the Seventh Circuit issued an opinion affirming in part and reversing in part the judgment of the district court, and remanding for further proceedings. On February 8, 2006, defendants filed with the Seventh Circuit a petition for rehearing with suggestion for rehearing en banc. On April 19, 2006, the Seventh Circuit ordered plaintiffs to file an answer to the petition for rehearing, which was filed by the plaintiffs on May 3, 2006. On July 10, 2006, the Seventh Circuit denied the petition for rehearing with a minor modification to its opinion, and remanded the case to the district court. On September 22, 2006, defendants filed a motion in the district court to dismiss some (but not all) of the remaining claims. On October 3, 2006, the defendants filed with the United States Supreme Court a petition for a writ of certiorari seeking to appeal the Seventh Circuit’s decision. On January 5, 2007, the defendants’ petition was granted. The United States Supreme Court heard oral arguments on March 28, 2007. On June 21, 2007, the United States Supreme Court vacated the Seventh Circuit’s judgment and remanded the case for further proceedings. On November 1, 2007, the Seventh Circuit heard oral arguments for the remanded case. On January 17, 2008, the Seventh Circuit issued an opinion adhering to its earlier opinion reversing in part the judgment of the district court, and remanded the case to the district court for further proceedings. On February 24, 2009, the district court granted plaintiffs’ motion for class certification. On August 13, 2010, the Court granted in large part Tellabs’ motion for summary judgment. The parties have agreed to settle the lawsuit, which settlement is still subject to final court approval. If approved, all settlement amounts will be paid by Tellabs’ insurers.

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 6,487,686, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On March 21, 2008, Tellabs filed its answer, defenses and counterclaims in response to the complaint. A trial date had been set for May 10, 2010, in the Eastern District of Texas, however on July 7, 2009, the court granted Tellabs’ motion to transfer and issued an order transferring the action to the United States District Court for the Northern District of Illinois. On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action instituted by Tellabs against Fujitsu in the Northern District of Illinois. On November 4, 2010, the Court dismissed with prejudice Fujitsu’s claim for infringement of Fujitsu’s U.S. Patent No. 6,487,686. In conjunction with the dismissal, Fujitsu signed a covenant not to sue Tellabs for infringement as to any claim of Fujitsu’s U.S. Patent No. 6,487,686, as to any Tellabs products as they currently exist or existed in the past. On March 31, 2011, the Court issued an Order denying a motion by Tellabs for summary judgment of invalidity based on indefiniteness of Fujitsu’s U.S. Patent No. 5,386,418, and granting a motion by Fujitsu for summary judgment for judicial correction of an error in asserted Claim 1 of the same patent as originally issued. The parties currently remain in the discovery phase, and a trial date has been set for January 17, 2012. The parties also await the Court’s issuance of a Markman ruling.

Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications Inc. On June 11, 2008, Tellabs Operations, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against Fujitsu Limited and Fujitsu Network Communications, Inc. in a case captioned Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications, Inc. Civil Action No. 1:08-cv-3379. The complaint alleges infringement of Tellabs Operations, Inc.’s U.S. Patent No. 7,369,772, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 5, 2008, each of Fujitsu Limited and Fujitsu Network Communications, Inc. served its answer, defenses and counterclaims in response to the complaint. Fujitsu Limited also brought counterclaims against Tellabs, Inc. and Tellabs Operations, Inc. alleging infringement of two U.S. patents, namely U.S. Patent Nos. 5,533,006 and 7,227,681, seeking unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 22, 2008, Tellabs Operations, Inc. filed its answer to the counterclaims of Fujitsu Network Communications, Inc., and also filed its counterclaims and reply to counterclaims of Fujitsu Limited. On that same date, Tellabs, Inc. filed its answer and counterclaims against Fujitsu Limited. On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action filed by Fujitsu transferred to the Northern District of Illinois by the Eastern District of Texas. On March 31, 2011, the Court issued an Order granting Tellabs’ motion for summary judgment of invalidity of all claims of Fujitsu’s U.S. Patent No. 5,533,006. The parties currently remain in the discovery phase, and a trial date has been set for January 17, 2012. The parties also await the Court’s issuance of a Markman ruling.

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

Atwater Partners of Texas LLC v. AT&T, Inc. et al. On May 27, 2010, a complaint was filed in the United States District Court for the Eastern District of Texas against Tellabs and several other companies in a case captioned Atwater Partners of Texas LLC v. AT&T, Inc. et al., Civil Action No. 2:10-cv-00175. The complaint alleges infringement of U.S. Patent Nos. 6,490,296, 7,158,523, 7,161,953, 7,310,310, and 7,349,401, and seeks unspecified damages as well as interest, costs, expenses, attorney fees and other remedies including injunctive relief. Tellabs responded to the Complaint on August 6, 2010, denying Atwater’s allegations. A non-material financial settlement of this matter was reached between Tellabs and Atwater that resulted in a dismissal of Tellabs from the action with prejudice on March 24, 2011.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no other material changes to the risk factors included in our Annual Report for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions)[1]
1/1/11 through 2/4/11	64,234	$6.89	64,234	$224.6
2/5/11 through 3/4/11	1,947	$5.51	1,947	$224.6
3/5/11 through 4/1/11	4,308	$5.26	4,308	$224.6

Total	70,489	$6.75	70,489

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

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock. We purchased $0.5 million (0.1 million shares) in the first quarter of 2011 under this program.

As of April 1, 2011, we purchased 56.6 million shares of our common stock under the $600 million repurchase program at a total cost of $375.4 million, leaving $224.6 million available to be purchased under this program. We did not purchase any shares under this program in the first quarter of 2011. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 0.3 million shares for $1.5 million in the first quarter of 2011 to cover withholding taxes on shares issued under employee stock plans.

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

May 6, 2011
(Date)