Form 10-Q
period 2011-07-01
TELLABS INC
filed 2011-08-10
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

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

Common Shares, $0.01 Par Value – 364,884,602 shares outstanding on July 29, 2011.

TELLABS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarter		Six Months
	7/1/11	7/2/10	7/1/11	7/2/10
In millions, except per-share data
Revenue
Products	$277.0	$361.9	$549.4	$680.4
Services	57.2	60.9	107.2	121.6

Total revenue	334.2	422.8	656.6	802.0

Cost of Revenue
Products	173.0	155.7	332.5	301.3
Services	36.2	40.9	76.8	82.6

Total cost of revenue	209.2	196.6	409.3	383.9

Gross Profit	125.0	226.2	247.3	418.1

Gross profit as a percentage of revenue	37.4%	53.5%	37.7%	52.1%

Gross profit as a percentage of revenue - products	37.5%	57.0%	39.5%	55.7%
Gross profit as a percentage of revenue - services	36.7%	32.8%	28.4%	32.1%

Operating Expenses
Research and development	83.5	71.3	163.8	140.5
Sales and marketing	40.8	43.8	85.5	88.9
General and administrative	21.0	24.9	44.7	49.7
Intangible asset amortization	5.1	7.4	10.3	14.8
Restructuring and other charges	—	(0.5)	1.0	9.5

Total operating expenses	150.4	146.9	305.3	303.4

Operating (Loss) Earnings	(25.4)	79.3	(58.0)	114.7

Operating (loss) earnings as a percentage of revenue	-7.6%	18.8%	-8.8%	14.3%

Other Income
Interest income, net	3.1	3.0	6.4	6.9
Other (expense) income, net	(1.1)	2.1	(1.7)	4.8

Total other income	2.0	5.1	4.7	11.7

(Loss) Earnings Before Income Tax	(23.4)	84.4	(53.3)	126.4
Income tax benefit (expense)	3.3	(20.3)	9.1	(16.7)

Net (Loss) Earnings	$(20.1)	$64.1	$(44.2)	$109.7

Weighted Average Shares Outstanding
Basic	364.6	385.4	363.8	385.0

Diluted	364.6	389.9	363.8	389.5

Net (Loss) Earnings Per Share
Basic	$(0.06)	$0.17	$(0.12)	$0.28

Diluted	$(0.06)	$0.16	$(0.12)	$0.28

Cash Dividends Per Share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	7/1/11	12/31/10
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$213.6	$208.8
Investments in marketable securities	844.4	925.7

Total cash, cash equivalents and marketable securities	1,058.0	1,134.5

Other marketable securities	167.5	213.6
Accounts receivable, net of allowances of $1.4 and $1.3	342.2	342.6
Inventories
Raw materials	36.9	30.3
Finished goods	119.0	132.0

Total inventories	155.9	162.3
Income taxes	19.8	14.8
Miscellaneous receivables and other current assets	45.3	45.0

Total Current Assets	1,788.7	1,912.8

Property, Plant and Equipment
Land	21.3	20.8
Buildings and improvements	209.8	204.2
Equipment	452.0	422.8

Total property, plant and equipment	683.1	647.8
Accumulated depreciation	(404.3)	(378.5)

Property, plant and equipment, net	278.8	269.3
Goodwill	205.3	204.9
Intangible Assets, Net of Amortization	86.4	96.7
Other Assets	110.9	119.2

Total Assets	$2,470.1	$2,602.9

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$106.4	$123.4
Accrued compensation	47.7	97.2
Restructuring and other charges	3.8	7.7
Income taxes	70.6	88.4
Loan related to other marketable securities	167.5	213.6
Deferred revenue	65.9	43.0
Other accrued liabilities	80.6	89.8

Total Current Liabilities	542.5	663.1

Long-Term Restructuring Liabilities	2.5	3.1
Income Taxes	21.7	28.1
Other Long-Term Liabilities	51.1	47.1

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 505,010,116 and 501,744,627 shares issued	5.0	5.0
Additional paid-in capital	1,564.1	1,547.9
Treasury stock, at cost: 140,198,952 and 139,243,079 shares	(1,226.9)	(1,222.1)
Retained earnings	1,363.4	1,422.1
Accumulated other comprehensive income	146.7	108.6

Total Stockholders’ Equity	1,852.3	1,861.5

Total Liabilities and Stockholders’ Equity	$2,470.1	$2,602.9

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	7/1/11	7/2/10
In millions
Operating Activities
Net (loss) earnings	$(44.2)	$109.7
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	38.6	39.1
Loss on disposal of property, plant and equipment	0.1	0.2
Equity-based compensation	15.6	13.2
Deferred income taxes	(2.8)	(0.5)
Restructuring and other charges	1.0	9.5
Net loss (gain) on investments in marketable securities	0.4	(7.5)
Other-than-temporary impairment charges on investments	1.2	—
Excess tax benefits from equity-based compensation	(0.2)	0.6
Net changes in assets and liabilities:
Accounts receivable	12.2	(22.9)
Inventories	9.4	(8.7)
Miscellaneous receivables and other current assets	(4.7)	4.8
Other assets	(0.9)	3.8
Accounts payable	(18.2)	7.0
Restructuring and other charges	(5.5)	(6.5)
Deferred revenue	20.7	33.4
Other accrued liabilities	(67.9)	(13.2)
Income taxes	(11.7)	3.6
Other long-term liabilities	3.6	0.3

Net Cash (Used for) Provided by Operating Activities	(53.3)	165.9

Investing Activities
Capital expenditures	(32.1)	(14.1)
Payments for purchases of investments	(384.9)	(923.7)
Proceeds from sales and maturities of investments	485.1	1,010.3

Net Cash Provided by Investing Activities	68.1	72.5

Financing Activities
Proceeds from short-term borrowings	1.3	—
Payments of short-term borrowings	(1.3)	—
Proceeds from issuance of common stock under stock plans	0.5	6.7
Repurchase of common stock	(4.8)	(21.3)
Excess tax benefits from equity-based compensation	0.2	(0.6)
Dividends paid	(14.5)	(15.4)

Net Cash Used for Financing Activities	(18.6)	(30.6)

Effect of Exchange Rate Changes on Cash	8.6	(10.9)

Net Increase in Cash and Cash Equivalents	4.8	196.9
Cash and Cash Equivalents - Beginning of Year	208.8	154.0

Cash and Cash Equivalents - End of Period	$213.6	$350.9

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

2. Restructuring and Other Charges

On January 25, 2010, management initiated a restructuring plan to enable us to shift investment from TDM (Time Division Multiplexing) to Ethernet and IP (Internet Protocol) products, move our supply chain closer to suppliers, and reduce general and administrative expenses. Restructuring expense for the second quarter of 2011 was $0.1 million for severance-related charges. Restructuring expense for the first six months of 2011 was $0.6 million for severance-related charges. The cumulative pretax restructuring charges for this plan are $9.6 million, which consists of $7.0 million for workforce reductions and $2.6 million for facility- and asset-related charges. By segment, total charges to date under this plan are $6.1 million for Broadband, $3.2 million for Transport, and $0.3 million for Services. Total cash payments under this plan are expected to be $7.0 million, of which $5.9 million has been paid through the second quarter of 2011. Restructuring actions under this plan were completed in the first quarter of 2011.

On July 6, 2009, management initiated a restructuring plan as we aligned costs with customer spending and market conditions at that time. We recorded a $0.1 million reduction to restructuring expense for the second quarter of 2011 for severance-related charges. Restructuring expense for the first six months of 2011 was $0.6 million for severance-related charges. The cumulative pretax restructuring charges for this plan are $7.0 million, which consists of $6.6 million in severance charges for workforce reductions and $0.4 million for facility- and asset-related charges. By segment, total charges to date under this plan are $2.6 million for Broadband, $2.1 million for Transport, and $2.3 million for Services. Total cash payments under this plan are expected to be $6.7 million for workforce reductions, of which $5.9 million has been paid through the second quarter of 2011. Restructuring actions under this plan were completed in the first quarter of 2011.

Reductions of $0.2 million to restructuring expense for previous restructuring plans in the first six months of 2011 are facility-related. These net reductions are due to changes in estimates to previous restructuring plans.

The balance for restructuring plans relates to net lease obligations that expire through 2015 and cash severance that we expect to pay through the third quarter of 2012.

The following table summarizes restructuring and other charges recorded for the plans mentioned above, as well as adjustments to reserves recorded for prior restructurings:

	Second Quarter		Six Months
	7/1/11	7/2/10	7/1/11	7/2/10
Severance and other termination benefits	$—	$(0.5)	$1.2	$7.1
Facility- and asset-related charges	—	—	(0.2)	2.4

Total restructuring and other charges	$—	$(0.5)	$1.0	$9.5

The following table summarizes restructuring and other charges activity by segment for the second quarter and first six months of 2011 and the status of the reserves at July 1, 2011:

		Second Quarter Activity
	Balance at 4/1/11	Restructuring Expense	Cash Payments	Balance at 7/1/11
2010 Restructuring Plan
Broadband	$1.4	$0.1	$(0.9)	$0.6
Transport	0.9	—	(0.5)	0.4
Services	0.2	—	(0.1)	0.1

Subtotal 2010 Restructuring Plan	2.5	0.1	(1.5)	1.1

Previous Restructuring Plans
Broadband	5.1	—	(0.7)	4.4
Transport	0.5	(0.1)	—	0.4
Services	0.8	—	(0.4)	0.4

Subtotal Previous Restructuring Plans	6.4	(0.1)	(1.1)	5.2

Total Restructuring Plans	$8.9	$—	$(2.6)	$6.3

		Six Months Activity
	Balance at 12/31/10	Restructuring Expense	Cash Payments	Balance at 7/1/11
2010 Restructuring Plan
Broadband	$1.4	$0.4	$(1.2)	$0.6
Transport	1.0	—	(0.6)	0.4
Services	—	0.2	(0.1)	0.1

Subtotal 2010 Restructuring Plan	2.4	0.6	(1.9)	1.1

Previous Restructuring Plans
Broadband	6.4	0.1	(2.1)	4.4
Transport	1.5	(0.2)	(0.9)	0.4
Services	0.5	0.5	(0.6)	0.4

Subtotal Previous Restructuring Plans	8.4	0.4	(3.6)	5.2

Total Restructuring Plans	$10.8	$1.0	$(5.5)	$6.3

3. Goodwill

We review goodwill annually for impairment, unless potential interim indicators exist that could result in an impairment. Given that we have experienced a significant decline in business volumes from a major customer that has had an adverse impact on the results of the Broadband segment which is not expected to reverse in the near-term, and that Tellabs’ overall market capitalization has been below book value, we completed an interim step one review. Based on this review, which compares the segment’s fair value to carrying value, we concluded that Broadband segment goodwill may potentially be impaired. At this time, we cannot estimate the impact, if any, this may have on our financial statements. We will proceed with a step two analysis to determine whether or not an impairment charge is to be recorded. The amount of goodwill associated with the Broadband segment is $82.7 million.

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

Marketable Securities

We use a third-party provider to determine fair values of marketable securities. The third-party provider receives market prices for each marketable security from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources with reasonable levels of price transparency. The third-party provider uses these multiple prices as inputs into a pricing model to determine a weighted average price for each security. We classify U.S. Treasury bills and bonds as Level 1 based upon quoted prices in active markets. All other marketable securities are classified as Level 2 based upon the other than quoted prices with observable market data. The type of instruments that are valued based upon the observable market data include U.S. government sponsored enterprise (agency) debt obligations, Federal Deposit Insurance Corporation (FDIC)-backed corporate debt obligations, investment grade corporate bonds, state and municipal debt obligations, mortgage-backed debt obligations guaranteed by the Government National Mortgage Association (GNMA), certain FDIC-backed bank certificates of deposit, foreign government debt obligations and foreign corporate debt obligations guaranteed by foreign governments.

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

Assets and liabilities measured at fair value on a recurring basis are:

	Fair Value Measurements at July 1, 2011
	Balance at 7/1/11	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$98.0	$98.0	$—	$—
Corporate debt obligations guaranteed by FDIC	103.0	—	103.0	—
Corporate debt obligations	229.2	—	229.2	—
Mortgage-backed debt obligations guaranteed by GNMA	99.2	—	99.2	—
Certificates of deposit guaranteed by FDIC	2.0	—	2.0	—
Foreign government debt obligations	221.4	—	221.4	—
Foreign corporate debt obligations guaranteed by foreign governments	91.6	—	91.6	—

Subtotal	844.4	98.0	746.4	—
Other marketable securities	167.5	167.5	—	—
Derivative financial instruments	0.2	—	0.2	—

Total Assets	$1,012.1	$265.5	$746.6	$—

Liabilities
Loan related to other marketable securities	$167.5	$167.5	$—	$—
Derivative financial instruments	0.3	—	0.3	—

Total Liabilities	$167.8	$167.5	$0.3	$—

	Fair Value Measurements at December 31, 2010
	Balance at 12/31/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$258.4	$258.4	$—	$—
Corporate debt obligations guaranteed by FDIC	102.6	—	102.6	—
Corporate debt obligations	95.9	—	95.9	—
Mortgage-backed debt obligations guaranteed by GNMA	175.1	—	175.1	—
Certificates of deposit guaranteed by FDIC	3.3	—	3.3	—
Foreign government debt obligations	202.1	—	202.1	—
Foreign corporate debt obligations guaranteed by foreign governments	88.3	—	88.3	—

Subtotal	925.7	258.4	667.3	—
Other marketable securities	213.6	213.6	—	—
Derivative financial instruments	0.2	—	0.2	—

Total Assets	$1,139.5	$472.0	$667.5	$—

Liabilities
Loan related to other marketable securities	$213.6	$213.6	$—	$—
Derivative financial instruments	1.0	—	1.0	—

Total Liabilities	$214.6	$213.6	$1.0	$—

5. Investments

We account for investments in marketable securities at fair value, with the unrealized gain or loss, less deferred income taxes, shown as a separate component of stockholders’ equity. We base realized gains and losses on specific identification of the security sold. At July 1, 2011, and December 31, 2010, available-for-sale marketable securities consisted of the following:

July 1, 2011	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government debt obligations	$98.0	$0.1	$(0.1)	$98.0
Corporate debt obligations guaranteed by FDIC	102.7	0.4	(0.1)	103.0
Corporate debt obligations	229.1	0.7	(0.6)	229.2
Mortgage-backed debt obligations guaranteed by GNMA	99.0	0.6	(0.4)	99.2
Certificates of deposit guaranteed by FDIC	2.0	—	—	2.0
Foreign government debt obligations	222.0	0.4	(1.0)	221.4
Foreign corporate debt obligations guaranteed by foreign governments	91.9	0.1	(0.4)	91.6

Total	$844.7	$2.3	$(2.6)	$844.4

December 31, 2010
U.S. government debt obligations	$259.0	$0.1	$(0.7)	$258.4
Corporate debt obligations guaranteed by FDIC	102.3	0.3	—	102.6
Corporate debt obligations	95.6	0.5	(0.2)	95.9
Mortgage-backed debt obligations guaranteed by GNMA	175.5	0.8	(1.2)	175.1
Certificates of deposit guaranteed by FDIC	3.3	—	—	3.3
Foreign government debt obligations	201.4	1.6	(0.9)	202.1
Foreign corporate debt obligations guaranteed by foreign governments	87.8	0.6	(0.1)	88.3

Total	$924.9	$3.9	$(3.1)	$925.7

The following table summarizes the maturities of our available-for-sale marketable securities at July 1, 2011:

	Amortized Cost	Fair Value
Less than 12 months	$179.8	$180.3
Due in 1 to 5 years	555.4	554.6
Due after 5 years	109.5	109.5

Total	$844.7	$844.4

Actual maturities will likely differ from the contractual maturities because borrowers have the right to call or prepay certain obligations.

Gross unrealized gains and losses related to fixed-income securities were caused by interest rate fluctuations. We review investments held with unrealized losses to determine if the loss is other-than-temporary. We evaluated near-term prospects of the security in relation to the severity and duration of the unrealized loss. We also assessed our intent to sell the security, whether it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover its entire amortized cost basis. Based on our review, we recognized an other-than-temporary impairment of $1.2 million in the second quarter and first six months of 2011. No other-than-temporary impairments were recorded in the second quarter and first six months of 2010.

Investments in marketable securities with unrealized losses at July 1, 2011, and December 31, 2010, were as follows:

	Unrealized Loss Less than 12 months		Unrealized Loss Greater than 12 months		Total
July 1, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government debt obligations	$27.1	$(0.1)	$—	$—	$27.1	$(0.1)
Corporate debt obligations guaranteed by FDIC	11.3	(0.1)	—	—	11.3	(0.1)
Corporate debt obligations	110.9	(0.6)	—	—	110.9	(0.6)
Mortgage-backed debt obligations guaranteed by GNMA	37.4	(0.3)	2.4	(0.1)	39.9	(0.4)
Foreign government debt obligations	132.3	(1.0)	—	—	132.3	(1.0)
Foreign government debt obligations guaranteed by foreign governments	51.2	(0.4)	—	—	51.2	(0.4)

Total	$370.2	$(2.5)	$2.4	$(0.1)	$372.6	$(2.6)

December 31, 2010
U.S. government debt obligations	$218.6	$(0.7)	$—	$—	$218.6	$(0.7)
Corporate debt obligations	47.5	(0.2)	—	—	47.5	(0.2)
Mortgage-backed debt obligations guaranteed by GNMA	115.7	(1.2)	—	—	115.7	(1.2)
Foreign government debt obligations	92.9	(0.9)	—	—	92.9	(0.9)
Foreign government debt obligations guaranteed by foreign governments	32.6	(0.1)	—	—	32.6	(0.1)

Total	$507.3	$(3.1)	$—	$—	$507.3	$(3.1)

The following table presents gross realized gains and losses related to fixed income investments for the three months and six months ending July 1, 2011, and July 2, 2010:

	Second Quarter		Six Months
	7/1/11	7/2/10	7/1/11	7/2/10
Gross realized gains	$1.0	$4.5	$1.4	$7.9
Gross realized losses	(1.3)	(0.2)	(1.8)	(0.4)

Total	$(0.3)	$4.3	$(0.4)	$7.5

As a result of the acquisition of Advanced Fibre Communications, Inc. (AFC) in 2004, we acquired 10.6 million shares of Cisco common stock, shown as Other marketable securities in Current Assets. AFC owned this stock as a result of its investment in privately held Cerent Corporation, which was acquired by Cisco in 1999. In 2000, AFC entered into two three-year hedge contracts, pledging all of the Cisco stock to secure the obligations under the contracts. When the hedge contracts matured in 2003, AFC entered into stock loan agreements with a lender, borrowing 10.6 million shares of Cisco stock to settle the hedge contracts on the Cisco stock. The aggregate amount of the fair values of those stock loans is reflected as a current liability on the balance sheets as of July 1, 2011, and December 31, 2010. The values of both the asset and liability move in tandem with each other since each is based on the number of shares we hold at the current stock price. At July 1, 2011, Other marketable securities and Loan related to other marketable securities was $167.5 million at a market price of $15.86 per share and $213.6 million at a market price of $20.23 per share at December 31, 2010. The fees associated with the stock loan agreement were $0.3 million for the second quarter of 2011, $0.4 million for the second quarter of 2010, $0.6 million for the first six months of 2011, and $0.8 million for the first six months of 2010.

In addition to the above investments, we maintain investments in partnerships and start-up technology companies. We record these investments in Other Assets, at cost. These investments totaled $5.7 million at July 1, 2011, and $6.3 million at December 31, 2010. We review each investment quarterly, including historical and projected financial performance, expected cash needs and recent funding events. We recognize other-than-temporary impairments if the market value of the investment is below its cost basis for an extended period of time or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. No other-than-temporary impairments were recorded for the second quarter and first six months of 2011 and 2010.

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

Cash Flow Hedges

At July 1, 2011, we did not have any cash flow hedges outstanding. We use foreign currency forward and option contracts, designated as cash flow hedges, to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conduct monthly effectiveness tests of these hedging relationships on a spot-to-spot basis, excluding forward points. Effective gains and losses from derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions occur, at which time they are reclassified to Total cost of revenue. Ineffectiveness is recorded to Other (expense) income, net. If it becomes probable that an anticipated transaction that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other (expense) income, net. We continue to monitor the Company’s overall currency exposure and may elect to add additional cash flow hedges in the future if deemed necessary.

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency of the Tellabs entity entering into the transaction are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income. These derivative contracts are not designated as hedges. At July 1, 2011, we held non-designated foreign currency forward contracts in 11 currencies, with a gross notional equivalent of $159.0 million.

Net Investment Hedges

We entered into three-month foreign currency forward contracts, designated as net investment hedges, to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts due to exchange rate fluctuations are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment in the foreign subsidiary. We conduct monthly effectiveness tests of net investment hedges on a spot-to-spot basis, excluding forward points, and any measurement of ineffectiveness is recorded in income. As of July 1, 2011, we had a net unrealized gain of $6.7 million in Accumulated other comprehensive income related to settled contracts. We held net investment hedges with a notional value of 50 million Euros at the end of the quarter.

The fair value of derivative instruments in the Consolidated Balance Sheet as of July 1, 2011, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Net investment hedges	$—	$—
Balance sheet hedges (Non-designated hedges)	0.2	0.2

Total derivatives	$0.2	$0.2

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2010, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Cash flow and net investment hedges	$—	$0.8
Balance sheet hedges (Non-designated hedges)	0.2	0.2

Total derivatives	$0.2	$1.0

The effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Operations follows:

	Three Months Ended
	Gain (Loss) Recognized in Accumulated OCI, net (Effective Portion)		Gain Reclassified from Accumulated OCI into Total Cost of Revenue (Effective Portion)		Loss Recognized in Other Income net: Excluded from Effectiveness Testing Gain (Loss)
	7/1/11	7/2/10	7/1/11	7/2/10	7/1/11	7/2/10
Cash flow hedges	$—	$0.9	$—	$1.0	$—	$—
Net investment hedges	$(2.7)	$5.9	N/A	N/A	$(0.2)	$—

	Six Months Ended
	Gain (Loss) Recognized in Accumulated OCI, net (Effective Portion)		Gain Reclassified from Accumulated OCI into Total Cost of Revenue (Effective Portion)		Loss Recognized in Other Income, net: Excluded from Effectiveness Testing Gain (Loss)
	7/1/11	7/2/10	7/1/11	7/2/10	7/1/11	7/2/10
Cash flow hedges	$—	$1.8	$—	$0.6	$—	$—
Net investment hedges	$(10.0)	$10.6	N/A	N/A	$(0.3)	$—

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations follows:

	Second Quarter		Six Months
	Gain (Loss) Recognized in Other (Expense) Income, net [1]		Gain (Loss) Recognized in Other Income), net [1]
	7/1/11	7/2/10	7/1/11	7/2/10
Foreign currency forward and option contracts	$2.1	$(8.1)	$6.5	$(13.5)

[1]	The gains or losses from changes in the fair value of the derivative contracts are generally offset by gains or losses of the underlying transactions being hedged.

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

We classify the portion of warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Product warranty liabilities are as follows:

	Second Quarter		Six Months
	7/1/11	7/2/10	7/1/11	7/2/10
Balance – beginning of period	$21.2	$28.9	$19.4	$31.4
Accruals for product warranties	2.1	1.5	4.9	3.9
Settlements	(1.9)	(0.7)	(2.3)	(2.9)
Other adjustments to accruals for product warranties	(1.4)	(2.3)	(2.0)	(5.0)

Balance – end of period	$20.0	$27.4	$20.0	$27.4

	Balance at 7/1/11	Balance at 7/2/10
Balance sheet classification - end of period
Other accrued liabilities	$8.7	$10.5
Other long-term liabilities	11.3	16.9

Total product warranty liabilities	$20.0	$27.4

8. Equity-Based Compensation

The Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan (2004 Plan) provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units (PSUs). Equity-based grants vest over one to four years, with the majority vesting over a three-year period. We recognize compensation expense for stock options and restricted stock on a straight-line basis over the service period based on the fair value on the grant date. Stock options and SARs granted but unexercised expire 10 years from the grant date. Stockholders previously approved 53,889,977 shares for grant under the 2004 Plan, of which 18,872,031 remain available for grant at July 1, 2011.

Stock Options

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	7/1/11	7/2/10
Expected volatility	46.4%	42.0%
Risk-free interest rate	2.2%	2.3%
Expected term (in years)	5.3	5.3
Expected dividend yield	1.5%	1.0%

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

The following is a summary of stock option activity during 2011 as of July 1, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding – beginning of year	26,851,964	$11.18
Granted	2,073,278	$5.37
Exercised	(263,821)	$1.80
Forfeited/expired	(2,703,169)	$29.32

Outstanding – end of period	25,958,252	$8.92	4.0	$1.5

Exercisable – end of period	21,841,803	$9.46	3.0	$1.1
Shares expected to vest	25,635,340	$8.96	3.9	$1.5

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of July 1, 2011, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the second quarter of 2011 was $0.3 million.

The weighted average fair value of stock options granted during the first six months of 2011 was $2.07.

Cash-Settled Stock Appreciation Rights

The 2004 Plan provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the 2004 Plan. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (the market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. These cash payments were negligible in the first half of 2011 and 2010.

The following is a summary of cash-settled SARs activity during 2011 as of July 1, 2011:

	Shares	Weighted Average Exercise Price
Outstanding – beginning of year	445,233	$7.73
Granted	41,700	$5.38
Forfeited/expired	(31,036)	$7.76

Outstanding – end of period	455,897	$7.51

Restricted Stock

The fair market value of restricted stock vested was $10.9 million in the first half of 2011. The weighted average grant date fair value of restricted stock was $5.37 per share in the first six months of 2011 and $8.78 per share in the first six months of 2010.

The following is a summary of restricted stock activity during 2011 as of July 1, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	5,372,417	$7.19
Granted	2,793,050	$5.37
Vested	(2,279,895)	$6.80
Forfeited	(391,299)	$6.38

Non-vested – end of period	5,494,273	$6.48

Performance Stock Units

The 2004 Plan provides for the granting of PSUs. We granted 1,640,832 PSUs in the first six months of 2011 and 1,132,220 PSUs in the first six months of 2010. The PSUs granted in the first six months of 2011 entitle the recipients to receive shares of our common stock commencing in March 2012, contingent on the achievement of strategic goals for the 2011 fiscal year. Following achievement of these measures and subject to continued employment, one-third of such shares will be issued in annual installments in February 2012, February 2013 and February 2014. At maximum target performance, we will issue two shares for each PSU granted. The weighted average price of PSUs granted in the first six months of 2011 was $5.40 per share and the weighted average price of PSUs granted in the first six months of 2010 was $7.73 per share.

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

The following is a summary of PSU activity during 2011 as of July 1, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	2,127,318	$5.86
Granted [1]	1,824,569	$5.58
Vested	(798,241)	$5.07
Forfeited	(525,762)	$7.82

Non-vested – end of period	2,627,884	$5.51

[1]	This includes the additional 183,737 shares from the 2010 grant that were earned based on 2010 operating earnings and strategic goals.

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, SARs, restricted stock, and PSUs by line item on the statement of operations:

	Second Quarter		Six Months
	7/1/11	7/2/10	7/1/11	7/2/10
Cost of revenue – products	$0.5	$0.6	$1.0	$1.0
Cost of revenue – services	0.6	0.6	1.2	1.1
Research and development	3.1	2.4	5.6	4.2
Sales and marketing	1.3	1.3	2.6	2.5
General and administrative	2.5	2.5	5.2	4.4

Equity-based compensation expense before income taxes	8.0	7.4	15.6	13.2
Income tax benefit	(1.2)	(2.5)	(2.6)	(4.3)

Total equity-based compensation expense after income taxes	$6.8	$4.9	$13.0	$8.9

The following table sets forth the total equity-based compensation expense by type:

	Second Quarter		Six Months
	7/1/11	7/2/10	7/1/11	7/2/10
Stock options	$1.3	$1.4	$2.6	$2.7
Cash-Settled SARs	(0.1)	(0.1)	(0.2)	0.1
Restricted Stock	5.4	4.0	9.8	7.5
Performance stock units	1.4	2.1	3.4	2.9

Total	$8.0	$7.4	$15.6	$13.2

As of July 1, 2011, we had $43.0 million of unrecognized equity-based compensation cost that we expect to recognize over a weighted average period of 1.9 years.

9. Income Taxes

We recorded a tax benefit of $3.3 million in the second quarter and $9.1 million for the first six months of 2011. Tax expense reflects an effective tax rate below the federal statutory rate of 35% due to limitations on our ability to record a full tax benefit on losses from domestic operations, and the effect of establishing a valuation allowance against domestic deferred tax assets. In addition, our effective tax rate was favorably impacted by a $2.8 million benefit in the second quarter and $6.2 million for the first six months of 2011 from the reversal of tax accruals no longer required due to the settlement of audits or the expiration of a statute of limitations.

10. Comprehensive (Loss) Income

Comprehensive (loss) income for the second quarter and the first six months of 2011 and 2010 consists of the following:

	Second Quarter		Six Months
	7/1/11	7/2/10	7/1/11	7/2/10
Net (loss) earnings	$(20.1)	$64.1	$(44.2)	$109.7
Net change in unrealized gains (losses) related to:
Available-for-sale securities, net of tax	2.4	(0.7)	(0.6)	(0.3)
Cash flow hedges, net of tax	—	(0.1)	—	1.3
Net investment hedges, net of tax	(2.7)	5.9	(10.0)	10.6
Foreign currency translation adjustments	13.1	(43.8)	48.9	(73.5)

Comprehensive (loss) income	$(7.3)	$25.4	$(5.9)	$47.8

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

Consolidated revenue by segment follows:

	Second Quarter		Six Months
	7/1/11	7/2/10	7/1/11	7/2/10
Broadband	$162.7	$228.7	$335.7	$419.8
Transport	114.3	133.2	213.7	260.6
Services	57.2	60.9	107.2	121.6

Total	$334.2	$422.8	$656.6	$802.0

Segment profit and reconciliation to operating (loss) earnings by segment follows:

	Second Quarter		Six Months
	7/1/11	7/2/10	7/1/11	7/2/10
Broadband	$(3.0)	$86.1	$16.7	$146.9
Transport	27.2	51.7	43.2	96.7
Services	21.6	20.7	31.6	40.2

Total segment profit	45.8	158.5	91.5	283.8
Sales and marketing expenses	(40.8)	(43.8)	(85.5)	(88.9)
General and administrative expenses	(21.0)	(24.9)	(44.7)	(49.7)
Equity-based compensation	(4.3)	(3.6)	(8.0)	(6.2)
Intangible asset amortization	(5.1)	(7.4)	(10.3)	(14.8)
Restructuring and other charges	—	0.5	(1.0)	(9.5)

Operating (loss) earnings	$(25.4)	$79.3	$(58.0)	$114.7

The segments use many of the same assets. For internal reporting purposes, we do not allocate assets by segment and therefore asset, depreciation and amortization, or capital expenditure by segment information is not provided to our chief operating decision maker.

12. Contingencies

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

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice. On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit, appealing the dismissal. The appeal was fully briefed and oral argument was heard on January 21, 2005. On January 25, 2006, the Seventh Circuit issued an opinion affirming in part and reversing in part the judgment of the district court, and remanding for further proceedings. On February 8, 2006, defendants filed with the Seventh Circuit a petition for rehearing with suggestion for rehearing en banc. On April 19, 2006, the Seventh Circuit ordered plaintiffs to file an answer to the petition for rehearing, which was filed by the plaintiffs on May 3, 2006. On July 10, 2006, the Seventh Circuit denied the petition for rehearing with a minor modification to its opinion, and remanded the case to the district court. On September 22, 2006, defendants filed a motion in the district court to dismiss some (but not all) of the remaining claims. On October 3, 2006, the defendants filed with the United States Supreme Court a petition for a writ of certiorari seeking to appeal the Seventh Circuit’s decision. On January 5, 2007, the defendants’ petition was granted. The United States Supreme Court heard oral arguments on March 28, 2007. On June 21, 2007, the United States Supreme Court vacated the Seventh Circuit’s judgment and remanded the case for further proceedings. On November 1, 2007, the Seventh Circuit heard oral arguments for the remanded case. On January 17, 2008, the Seventh Circuit issued an opinion adhering to its earlier opinion reversing in part the judgment of the district court, and remanded the case to the district court for further proceedings. On February 24, 2009, the district court granted plaintiffs’ motion for class certification. On August 13, 2010, the Court granted in large part Tellabs’ motion for summary judgment. Subsequently, the parties agreed to settle the lawsuit and on July 27, 2011, the Court granted the plaintiffs’ motion for final approval of class action settlement and dismissed the lawsuit without prejudice. All settlement amounts will be paid by Tellabs’ insurers.

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

Cheetah Omni, LLC v. Tellabs, Inc. On June 3, 2011, a complaint was filed in the United States District Court for the Eastern District of Michigan Southern Division against Tellabs in a case captioned Cheetah Omni, LLC v. Tellabs, Inc. and Tellabs North America, Inc., Civil Action No. 2:11-cv-12429-VAR-MAR. The complaint alleges infringement of U.S. Patent Nos. 6,940,647 and 6,856,459, and seeks unspecified damages, as well as interest, costs, disbursements, attorney fees and other remedies including injunctive relief. Tellabs is reviewing the complaint, but has not yet been served with or responded to the complaint.

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

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock. We purchased $32,038 (6,721 shares) in the second quarter of 2011 and $0.5 million (0.1 million shares) in the first six months of 2011 under this program.

As of July 1, 2011, we purchased 56.6 million shares of our common stock under the $600 million repurchase program at a total cost of $375.4 million, leaving $224.6 million available to be purchased under this program. We did not purchase any shares under this program in the second quarter and first half of 2011. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 0.6 million shares for $2.8 million in the second quarter of 2011 and 0.9 million shares for $4.3 million in the first six months of 2011 to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

14. Net (Loss) Earnings Per Share

The following table sets forth the computation of net (loss) earnings per share:

	Second Quarter		Six Months
	7/1/11	7/2/10	7/1/11	7/2/10
Numerator:
Net (loss) earnings	$(20.1)	$64.1	$(44.2)	$109.7

Denominator:
Denominator for basic net (loss) earnings per share – weighted average shares outstanding	364.6	385.4	363.8	385.0
Effect of dilutive securities:
Employee stock options and restricted and performance stock awards	—	4.5	—	4.5

Denominator for diluted net (loss) earnings per share – adjusted weighted average shares outstanding and assumed conversions	364.6	389.9	363.8	389.5

Net (loss) earnings per share, basic	$(0.06)	$0.17	$(0.12)	$0.28

Net (loss) earnings per share, diluted	$(0.06)	$0.16	$(0.12)	$0.28

Anti-dilutive employee equity-based awards, excluded [1]	25.7	18.9	25.2	19.2

[1]

We exclude certain employee equity-based awards from the weighted average shares outstanding computation because the exercise price was greater than the average market price of the common shares; therefore, the effect would have been anti-dilutive.

Under U.S. GAAP, dilutive securities are not included in the computation of diluted earnings per share when a company is in a loss position. If we were not in a loss position, diluted weighted average shares outstanding would have been 365.9 million in the second quarter and the first six months of 2011.

15. Subsequent Events

On July 25, 2011, management initiated a restructuring plan that will enable us to align our cost structure to current business conditions. Actions under this plan are expected to be substantially completed by the end of the second quarter of 2012. We expect to record pretax charges in the third quarter of 2011 through the second quarter of 2012 of approximately $22 million. The pretax charges will consist of $13 million for workforce reductions of approximately 330 employees and $9 million for facility- and asset-related charges. Estimated cash payments under this plan are expected to be $18 million beginning in the third quarter of 2011 and continuing through the end of 2012.

As a consequence of our increased focus on growth markets and growth products, we are still hiring people with different skill sets as needed around the world, therefore, we expect our net headcount to decline by about 200 people over the next year.

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

Management continues to define and implement initiatives to improve overall performance. On July 25, 2011, management initiated a restructuring plan that will enable us to align our cost structure to current business conditions. This restructuring plan primarily implements workforce reductions of about 330 or 10% of employees. As a consequence of our increased focus on growth markets and growth products, we are still hiring people with different skill sets as needed around the world, therefore, we expect our net headcount to decline by about 200 people over the next year.

RESULTS OF OPERATIONS

Net loss in the second quarter of 2011 was $20.1 million or $0.06 per share (basic and diluted), compared with net earnings of $64.1 million or $0.17 per basic share and $0.16 per diluted share in the second quarter of 2010. For the first six months of 2011, net loss was $44.2 million or $0.12 per share (basic and diluted), compared with net earnings of $109.7 million or $0.28 per share (basic and diluted) in the first six months of 2010. The net loss in both periods was driven by lower revenue and gross profit margin and higher operating expenses.

Revenue (in millions)

	Second Quarter			Six Months
	2011	2010	Change	2011	2010	Change
Products	$277.0	$361.9	(23.5)%	$549.4	$680.4	(19.3)%
Services	57.2	60.9	(6.1)%	107.2	121.6	(11.8)%

Total revenue	$334.2	$422.8	(21.0)%	$656.6	$802.0	(18.1)%

Second quarter 2011 compared with second quarter 2010

On a geographic basis, revenue from customers outside North America grew to $157.0 million (or 47% of total revenue), up 69.5% from $92.6 million (or 22% of total revenue) as revenue increased in all geographic regions outside North America. Revenue from customers in North America (United States and Canada) was $177.2 million (or 53% of total revenue), compared with $330.2 million (or 78% of total revenue). Revenue concentration from our two major customers was 33% in the second quarter, lower than the prior quarter. The decrease in revenue was driven primarily by lower revenue for data and digital cross-connect systems from a major North American carrier.

Revenue from our growth portfolio (the Tellabs® 6300 Managed Transport System, the Tellabs® 7100 Optical Transport System, the Tellabs® 7300 Metro Ethernet Switching Series, the Tellabs® 8600 Managed Edge System, the Tellabs® 8800 Multiservice Router Series, the Tellabs SmartCore® 9100 Platform, and professional services) was $202.8 million (or 61% of total revenue), compared with $243.9 million (or 58% of total revenue). Given the level of research and development expenses in early lifecycle products, this portfolio is not presently profitable.

Our core portfolio (the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 8100 Managed Access System, the Tellabs® 8000 Intelligent Network Manager, the Tellabs® 3000 Series of voice-enhancement products, the Tellabs Access products and deployment, training and support services) accounted for $131.4 million (or 39% of total revenue), compared with $178.9 million (or 42% of total revenue).

Six months 2011 compared with six months 2010

On a geographic basis, revenue from customers outside North America grew to $304.3 million (or 46% of total revenue) up 53.8% from $197.8 million (or 25% of total revenue) as revenue increased in all geographic regions outside North America. Revenue from customers in North America was $352.3 million (or 54% of total revenue), compared with $604.2 million (or 75% of total revenue). Revenue concentration from our two major customers was 34% in the first six months of 2011, lower than the prior year period. The decrease in revenue was driven primarily by lower revenue for data and digital cross-connect systems from a major North American carrier.

Revenue from our growth portfolio was $397.2 million (or 60% of total revenue), compared with $458.5 million (or 57% of total revenue). Our core portfolio accounted for $259.4 million (or 40% of total revenue), compared with $343.5 million (or 43% of total revenue).

Gross Margin

	Second Quarter			Six Months
	2011	2010	% Point Change	2011	2010	% Point Change
Products	37.5%	57.0%	(19.5)	39.5%	55.7%	(16.2)
Services	36.7%	32.8%	3.9	28.4%	32.1%	(3.7)
Consolidated	37.4%	53.5%	(16.1)	37.7%	52.1%	(14.4)

Products gross margins decreased in both periods of 2011 compared with the year-ago periods, primarily as a result of lower data product and digital cross-connect system revenue in North America. Services gross margin increased in the second quarter of 2011, compared with the year-ago period, as we recorded more higher-margin support revenue and less lower-margin deployment revenue. Services gross margin decreased in the first six months of 2011, compared with the year-ago period, primarily driven by the lower overall level of Services revenue.

Operating Expenses (in millions)

	Second Quarter			Percent of Revenue
	2011	2010	Change	2011	2010
Research and development	$83.5	$71.3	$12.2	25.0%	16.9%
Sales and marketing	40.8	43.8	(3.0)	12.2%	10.4%
General and administrative	21.0	24.9	(3.9)	6.3%	5.9%

Subtotal	145.3	140.0	5.3	43.5%	33.1%

Intangible asset amortization	5.1	7.4	(2.3)
Restructuring and other charges	—	(0.5)	0.5

Total operating expenses	$150.4	$146.9	$3.5

	Six Months			Percent of Revenue
	2011	2010	Change	2011	2010
Research and development	$163.8	$140.5	$23.3	24.9%	17.5%
Sales and marketing	85.5	88.9	(3.4)	13.0%	11.1%
General and administrative	44.7	49.7	(5.0)	6.8%	6.2%

Subtotal	294.0	279.1	14.9	44.8%	34.8%

Intangible asset amortization	10.3	14.8	(4.5)
Restructuring and other charges	1.0	9.5	(8.5)

Total operating expenses	$305.3	$303.4	$1.9

Operating expenses increased in both periods of 2011 compared with the year-ago periods. Higher research and development expenses primarily for products for the mobile Internet were partially offset by lower sales, marketing, general and administrative expenses as well as lower restructuring and other charges. Restructuring and other charges of $1.0 million in the first half of 2011 are primarily due to severance.

Other Income (in millions)

	Second Quarter			Six Months
	2011	2010	Change	2011	2010	Change
Interest income, net	$3.1	$3.0	$0.1	$6.4	$6.9	$(0.5)
Other (expense) income, net	(1.1)	2.1	(3.2)	(1.7)	4.8	(6.5)

Total other income	$2.0	$5.1	$(3.1)	$4.7	$11.7	$(7.0)

Compared with prior year periods, interest income, net, increased in the three-month period due to higher yields during the second quarter of 2011 and declined in the six-month period due to lower yields and lower cash, cash equivalents and marketable securities balances. Other (expense) income, net, was lower in both periods primarily due to a $1.2 million other-than-temporary impairment from investments in marketable securities in the second quarter and first six months of 2011, compared with realized gains from marketable securities in both comparable periods of 2010.

Income Taxes

For the second quarter of 2011, we reported a tax benefit of $3.3 million, compared with a tax expense of $20.3 million for the second quarter of 2010. In the second quarter we recorded a benefit of $2.8 million related to the resolution of an Internal Revenue Service audit of the 2007 and 2008 tax years. Excluding this benefit, tax expense decreased due to losses from domestic operations and a decline in income from foreign operations, partially offset by a valuation allowance on domestic deferred tax assets.

For the first six months of 2011, we reported a tax benefit of $9.1 million, compared with a tax expense of $16.7 million for the first six months of 2010. In the first six months of 2011, a benefit of $6.2 million was recorded from the reversal of tax accruals no longer required due to settlement of tax audits and the expiration of a statute of limitations, compared with a similar benefit of $13.3 million in the first six months of 2010. Excluding these benefits, tax expense declined due to losses from domestic operations and a decline in income from foreign operations, partially offset by a valuation allowance on domestic deferred tax assets.

Segments

We operate in three business segments: Broadband, Transport and Services. The Broadband segment includes three product categories: data, managed access and access products.

Segment Revenue (in millions)

	Second Quarter			Six Months
	2011	2010	Change	2011	2010	Change
Broadband	$162.7	$228.7	(28.9)%	$335.7	$419.8	(20.0)%
Transport	114.3	133.2	(14.2)%	213.7	260.6	(18.0)%
Services	57.2	60.9	(6.1)%	107.2	121.6	(11.8)%

Total revenue	$334.2	$422.8	(21.0)%	$656.6	$802.0	(18.1)%

Segment (Loss) Profit* (in millions)

	Second Quarter			Six Months
	2011	2010	Change	2011	2010	Change
Broadband	$(3.0)	$86.1	(103.5)%	$16.7	$146.9	(88.6)%
Transport	27.2	51.7	(47.4)%	43.2	96.7	(55.3)%
Services	21.6	20.7	4.3%	31.6	40.2	(21.4)%

Total segment profit	$45.8	$158.5	(71.1)%	$91.5	$283.8	(67.8)%

*	We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, and the impact of equity-based compensation.

Second quarter 2011 compared with second quarter 2010

Broadband Segment

Revenue from the Broadband segment was $162.7 million, compared with $228.7 million. Within this segment, revenue from all product categories decreased on a year-over-year basis. Data product revenue was $95.1 million, compared with $158.8 million as higher revenue from managed edge systems was offset by lower revenue from our multi-service router series. Access revenue was $39.8 million, compared with $40.4 million. Increased revenue from single-family optical network terminal (ONT) units was essentially offset by lower revenue from access systems. Managed access revenue was $27.8 million, compared with $29.5 million. Most of this decline came from lower revenue from SDH transport systems. Broadband segment loss was $3.0 million, compared with profit of $86.1 million. The decline in segment profit was driven primarily by lower revenue from our multi-service router series and higher research and development expenses.

Transport

Revenue from the Transport segment was $114.3 million, compared with $133.2 million. Within this segment, increased revenue from optical transport systems was offset by lower revenue from digital cross-connect systems. Transport segment profit was $27.2 million, compared with $51.7 million. The decline in segment profit was driven primarily by lower revenue from digital cross-connect systems.

Services

Revenue from the Services segment was $57.2 million, compared with $60.9 million. The decline in segment revenue was driven primarily by lower deployment revenue, which was partially offset by higher support revenue. Services segment profit was $21.6 million, compared with $20.7 million. The slight increase in segment profit was driven primarily by the lower level of deployment revenue and the higher level of support revenue.

Six months 2011 compared with six months 2010

Broadband Segment

Revenue from the Broadband segment was $335.7 million, compared with $419.8 million. Within this segment, reduced revenue from the data and managed access categories was partially offset by increased revenue from access products. Data product revenue was $201.6 million, compared with $289.5 million as increased revenue from managed edge systems was offset by lower revenue from our multi-service router series. Access revenue was $79.9 million, up 13.3% from $70.5 million, driven by increased revenue from access systems and single-family optical network terminal (ONT) units. Managed access revenue was $54.2 million, compared with $59.8 million. Most of this decline came from lower revenue from managed access systems. Broadband segment profit was $16.7 million, compared with $146.9 million. The decline in segment profit was driven primarily by lower revenue from our multi-service router series and higher research and development expenses.

Transport Segment

Revenue from the Transport segment was $213.7 million, compared with $260.6 million. Within this segment, increased revenue from optical transport systems was offset by lower revenue from digital cross-connect systems. Transport segment profit was $43.2 million, compared with $96.7 million. The decline in segment profit was driven primarily by lower revenue from digital cross-connect systems.

Services

Revenue from the Services segment was $107.2 million, compared with $121.6 million. The decline in segment revenue was driven primarily by lower deployment revenue, which was partially offset by higher support revenue. Services segment profit was $31.6 million, compared with $40.2 million. The decrease in segment profit was primarily due to the lower level of deployment revenue.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained cash, cash equivalents and marketable securities of $1,058.0 million as of July 1, 2011, which decreased by $76.5 million since year-end 2010. Of the total cash, cash equivalents and marketable securities, as of July 1, 2011, $391.1 million was held in subsidiaries outside the United States. During the quarter, we generated $28.2 million in cash from operations, slightly increasing cash, cash equivalents and marketable securities. Cash used for operating activities during the first six months of 2011 amounted to $53.3 million.

During the second quarter of 2011, we distributed $7.3 million to our stockholders through a cash dividend. We also repurchased 6,721 shares of common stock at a cost of $32,038 under the 10b5-1 program. During the first half of 2011, we distributed $14.5 million to our stockholders through a cash dividend. We also repurchased 0.1 million shares of common stock at a cost of $0.5 million under the 10b5-1 plan.

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

Goodwill

We review goodwill annually for impairment, unless potential interim indicators exist that could result in an impairment. Given that we have experienced a significant decline in business volumes from a major customer that has had an adverse impact on the results of the Broadband segment which is not expected to reverse in the near-term, and that Tellabs’ overall market capitalization has been below book value, we completed an interim step one review. Based on this review, which compares the segment’s fair value to carrying value, we concluded that Broadband segment goodwill may potentially be impaired. At this time, we cannot estimate the impact, if any, this may have on our financial statements. We will proceed with a step two analysis to determine whether or not an impairment charge is to be recorded. The amount of goodwill associated with the Broadband segment is $82.7 million.

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

Second quarter 2011 compared with first quarter 2011

Total revenue was $334.2 million, compared with $322.4 million. Increased Transport and Services segment revenue offset lower Broadband segment revenue. Revenue concentration from our major customers decreased in the second quarter of 2011, compared with the prior quarter.

Total Broadband segment revenue was $162.7 million, compared with $173.0 million. Within this segment, data revenue was $95.1 million, compared with $106.5 million. Higher revenue for our multi-service edge router series was offset by lower revenue from managed edge systems. Access revenue was $39.8 million, compared with $40.1 million, as increased revenue from single family ONT units was essentially offset by lower revenue from access systems. Managed access revenue was $27.8 million, up 5% from $26.4 million, as increased revenue from managed access systems offset lower revenue from SDH transport systems. Broadband segment loss was $3.0 million, compared with profit of $19.7 million. The decline in segment profit was driven by lower data revenue and higher research and development expenses.

Transport segment revenue was $114.3 million, up 15.0% from $99.4 million, as increased revenue from optical transport systems offset lower revenue from digital cross-connect systems. Transport segment profit, driven by higher segment revenue and improved margins on optical transport systems, was $27.2 million, up 70.0% from $16.0 million.

Services segment revenue was $57.2 million, up 14.4% from $50.0 million, as a result of increased revenue from deployment and support services. Services segment profit, driven primarily by the higher level of revenue and lower costs, was $21.6 million, more than double the $10.0 million recorded in the prior quarter.

North American revenue was $177.2 million (or 53% of total revenue) compared with $175.1 million (or 54% of total revenue). Outside North America, revenue was $157.0 million (or 47% of total revenue) up 7% from $147.3 million (or 46% of total revenue).

Growth portfolio revenue was $202.8 million (or 61% of total revenue), compared with $194.4 million (or 60% of total revenue). Given the level of research and development expenses in early lifecycle products, this portfolio is not presently profitable. Core portfolio revenue was $131.4 million (or 39% of total revenue), compared with $128.0 million (or 40% of total revenue).

Non-GAAP Financial Measures and Comparisons

We believe that comparing some quarterly non-GAAP financial measures on a sequential basis provides important supplemental information to management and investors regarding financial and business trends relating to our financial results. Commonly compared non-GAAP financial data includes gross profit as a percentage of revenue, operating expenses, operating earnings, net earnings and net earnings per share. A complete reconciliation between non-GAAP financial measures and the GAAP financial measures, along with an explanation of why we believe non-GAAP measures to be of value to management and investors, is contained in the Reconciliation of Non-GAAP Adjustments provided on pages 28 through 31.

Second quarter 2011 compared with first quarter 2011

Non-GAAP gross profit margin was 37.7%, compared with 38.3% in the prior quarter. Higher services gross margins partially offset lower product gross margins. Services margins increased due to the higher level of revenue and lower costs. Product margins decreased due to the lower level of data and cross-connect system revenue, which was somewhat offset by improved margins on optical transport systems.

Non-GAAP operating expenses were $138.3 million, compared with $142.1 million. Increased research and development expenses were offset by lower spending across the rest of the business.

Non-GAAP operating loss was $12.2 million, compared with $18.7 million, driven by higher revenue and lower operating expenses.

Driven primarily by higher revenue and lower operating expenses, non-GAAP net loss was $6.9 million or $0.02 per share (basic and diluted), compared with $10.9 million or $0.03 per share (basic and diluted).

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Second Quarter 2011			Second Quarter 2010
In millions, except per-share data	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenue
Products	$277.0	$—	$277.0	$361.9	$—	$361.9
Services	57.2	—	57.2	60.9	—	60.9

Total revenue	334.2	—	334.2	422.8	—	422.8

Cost of Revenue
Products (a)	173.0	(0.5)	172.5	155.7	(0.6)	155.1
Services (a)	36.2	(0.6)	35.6	40.9	(0.6)	40.3

Total cost of revenue	209.2	(1.1)	208.1	196.6	(1.2)	195.4

Gross Profit	125.0	1.1	126.1	226.2	1.2	227.4
Gross profit as a percentage of revenue	37.4%	0.3%	37.7%	53.5%	0.3%	53.8%
Gross profit as a percentage of revenue - products	37.5%	0.2%	37.7%	57.0%	0.1%	57.1%
Gross profit as a percentage of revenue - services	36.7%	1.1%	37.8%	32.8%	1.0%	33.8%
Operating Expenses
Research and development (a)	83.5	(3.2)	80.3	71.3	(2.4)	68.9
Sales and marketing (a)	40.8	(1.3)	39.5	43.8	(1.4)	42.4
General and administrative (a)	21.0	(2.5)	18.5	24.9	(2.5)	22.4
Intangible asset amortization (b)	5.1	(5.1)	—	7.4	(7.4)	—
Restructuring and other charges (c)	—	—	—	(0.5)	0.5	—

Total operating expenses	150.4	(12.1)	138.3	146.9	(13.2)	133.7

Operating (Loss) Earnings	(25.4)	13.2	(12.2)	79.3	14.4	93.7
Operating (loss) earnings as a percentage of revenue	-7.6%	3.9%	-3.7%	18.8%	3.4%	22.2%
Other Income
Interest income, net	3.1	—	3.1	3.0	—	3.0
Other (expense) income, net	(1.1)	—	(1.1)	2.1	—	2.1

Total other income	2.0	—	2.0	5.1	—	5.1

(Loss) Earnings Before Income Tax	(23.4)	13.2	(10.2)	84.4	14.4	98.8
Income tax benefit (expense) (d)	3.3	—	3.3	(20.3)	(11.3)	(31.6)

Net (Loss) Earnings	$(20.1)	$13.2	$(6.9)	$64.1	$3.1	$67.2

Weighted Average Shares Outstanding
Basic	364.6		364.6	385.4		385.4

Diluted	364.6		364.6	389.9		389.9

Net Earnings Per Share
Basic	$(0.06)	$0.04	$(0.02)	$0.17	$—	$0.17

Diluted	$(0.06)	$0.04	$(0.02)	$0.16	$0.01	$0.17

(1)	Reconciliation of non-GAAP Adjustments

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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Six Months 2011			Six Months 2010
In millions, except per-share data	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenue
Products	$549.4	$—	$549.4	$680.4	$—	$680.4
Services	107.2	—	107.2	121.6	—	121.6

Total revenue	656.6	—	656.6	802.0	—	802.0

Cost of Revenue
Products (a)	332.5	(1.0)	331.5	301.3	(1.0)	300.3
Services (a)	76.8	(1.2)	75.6	82.6	(1.1)	81.5

Total cost of revenue	409.3	(2.2)	407.1	383.9	(2.1)	381.8

Gross Profit	247.3	2.2	249.5	418.1	2.1	420.2
Gross profit as a percentage of revenue	37.7%	0.3%	38.0%	52.1%	0.3%	52.4%
Gross profit as a percentage of revenue - products	39.5%	0.2%	39.7%	55.7%	0.2%	55.9%
Gross profit as a percentage of revenue - services	28.4%	1.1%	29.5%	32.1%	0.9%	33.0%
Operating Expenses
Research and development (a)	163.8	(5.8)	158.0	140.5	(4.1)	136.4
Sales and marketing (a)	85.5	(2.6)	82.9	88.9	(2.5)	86.4
General and administrative (a)	44.7	(5.2)	39.5	49.7	(4.4)	45.3
Intangible asset amortization (b)	10.3	(10.3)	—	14.8	(14.8)	—
Restructuring and other charges (c)	1.0	(1.0)	—	9.5	(9.5)	—

Total operating expenses	305.3	(24.9)	280.4	303.4	(35.3)	268.1

Operating (Loss) Earnings	(58.0)	27.1	(30.9)	114.7	37.4	152.1
Operating (loss) earnings as a percentage of revenue	-8.8%	4.1%	-4.7%	14.3%	4.7%	19.0%
Other Income
Interest income, net	6.4	—	6.4	6.9	—	6.9
Other (expense) income, net	(1.7)	—	(1.7)	4.8	—	4.8

Total other income	4.7	—	4.7	11.7	—	11.7

(Loss) Earnings Before Income Tax	(53.3)	27.1	(26.2)	126.4	37.4	163.8
Income tax benefit (expense) (d)	9.1	(0.7)	8.4	(16.7)	(35.7)	(52.4)

Net (Loss) Earnings	$(44.2)	$26.4	$(17.8)	$109.7	$1.7	$111.4

Weighted Average Shares Outstanding
Basic	363.8		363.8	385.0		385.0

Diluted	363.8		363.8	389.5		389.5

Net (Loss) Earnings Per Share
Basic	$(0.12)	$0.07	$(0.05)	$0.28	$0.01	$0.29

Diluted	$(0.12)	$0.07	$(0.05)	$0.28	$0.01	$0.29

(1)	Reconciliation of non-GAAP Adjustments

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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Second Quarter 2011			First Quarter 2011
In millions, except per-share data	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenue
Products	$277.0	$—	$277.0	$272.4	$—	$272.4
Services	57.2	—	57.2	50.0	—	50.0

Total revenue	334.2	—	334.2	322.4	—	322.4

Cost of Revenue
Products (a)	173.0	(0.5)	172.5	159.5	(0.5)	159.0
Services (a)	36.2	(0.6)	35.6	40.6	(0.6)	40.0

Total cost of revenue	209.2	(1.1)	208.1	200.1	(1.1)	199.0

Gross Profit	125.0	1.1	126.1	122.3	1.1	123.4
Gross profit as a percentage of revenue	37.4%	0.3%	37.7%	37.9%	0.4%	38.3%
Gross profit as a percentage of revenue - products	37.5%	0.2%	37.7%	41.4%	0.2%	41.6%
Gross profit as a percentage of revenue - services	36.7%	1.1%	37.8%	18.8%	1.2%	20.0%
Operating Expenses
Research and development (a)	83.5	(3.2)	80.3	80.3	(2.6)	77.7
Sales and marketing (a)	40.8	(1.3)	39.5	44.7	(1.3)	43.4
General and administrative (a)	21.0	(2.5)	18.5	23.7	(2.7)	21.0
Intangible asset amortization (b)	5.1	(5.1)	—	5.2	(5.2)	—
Restructuring and other charges (c)	—	—	—	1.0	(1.0)	—

Total operating expenses	150.4	(12.1)	138.3	154.9	(12.8)	142.1

Operating (Loss) Earnings	(25.4)	13.2	(12.2)	(32.6)	13.9	(18.7)
Operating (loss) earnings as a percentage of revenue	-7.6%	3.9%	-3.7%	-10.1%	4.3%	-5.8%
Other Income
Interest income, net	3.1	—	3.1	3.3	—	3.3
Other expense, net	(1.1)	—	(1.1)	(0.6)	—	(0.6)

Total other income	2.0	—	2.0	2.7	—	2.7

(Loss) Earnings Before Income Tax	(23.4)	13.2	(10.2)	(29.9)	13.9	(16.0)
Income tax benefit (expense) (d)	3.3	—	3.3	5.8	(0.7)	5.1

Net (Loss) Earnings	$(20.1)	$13.2	$(6.9)	$(24.1)	$13.2	$(10.9)

Weighted Average Shares Outstanding
Basic	364.6		364.6	363.0		363.0

Diluted	364.6		364.6	363.0		363.0

Net (Loss) Earnings Per Share
Basic	$(0.06)	$0.04	$(0.02)	$(0.07)	$0.04	$(0.03)

Diluted	$(0.06)	$0.04	$(0.02)	$(0.07)	$0.04	$(0.03)

(1)	Reconciliation of non-GAAP Adjustments

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

Outlook

We expect third-quarter 2011 revenue to be flat, in a range from $325 million to $345 million. We expect third-quarter non-GAAP gross margin to be 39%, plus or minus a point or two, depending on mix. We expect third-quarter non-GAAP operating expenses to be down to the mid-$130 millions.

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

As of July 1, 2011, there were no material changes to the market risks disclosure, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as of July 1, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under “Note 12 – Contingencies – Legal Proceedings” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) [1]
4/2/11 through 5/6/11	2,659	$5.20	2,659	$224.6
5/7/11 through 6/3/11	2,706	$4.68	2,706	$224.6
6/4/11 through 7/1/11	1,356	$4.09	1,356	$224.6

Total	6,721	$4.77	6,721

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

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock. We purchased $32,038 (6,721 shares) in the second quarter of 2011 and $0.5 million (0.1 million shares) in the first six months of 2011 under this program.

As of July 1, 2011, we purchased 56.6 million shares of our common stock under the $600 million repurchase program at a total cost of $375.4 million, leaving $224.6 million available to be purchased under this program. We did not purchase any shares under this program in the second quarter and first half of 2011. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 0.6 million shares for $2.8 million in the second quarter of 2011 and 0.9 million shares for $4.3 million in the first six months of 2011 to cover withholding taxes on shares issued under employee stock plans.

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

August 9, 2011
(Date)