Form 10-Q
period 2011-09-30
TELLABS INC
filed 2011-11-08
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Common Shares, $0.01 Par Value – 364,949,291 shares outstanding on October 28, 2011.

TELLABS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarter		Nine Months
	9/30/11	10/1/10	9/30/11	10/1/10
In millions, except per-share data
Revenue
Products	$256.7	$369.3	$806.1	$1,049.7
Services	57.1	60.5	164.3	182.1

Total revenue	313.8	429.8	970.4	1,231.8

Cost of Revenue
Products	151.0	175.6	483.5	476.9
Services	34.8	38.5	111.6	121.1

Total cost of revenue	185.8	214.1	595.1	598.0

Gross Profit	128.0	215.7	375.3	633.8

Gross profit as a percentage of revenue	40.8%	50.2%	38.7%	51.5%

Gross profit as a percentage of revenue - products	41.2%	52.5%	40.0%	54.6%
Gross profit as a percentage of revenue - services	39.1%	36.4%	32.1%	33.5%

Operating Expenses
Research and development	80.8	76.3	244.6	216.8
Sales and marketing	41.4	43.6	126.9	132.5
General and administrative	18.6	24.0	63.3	73.7
Intangible asset amortization	5.0	6.1	15.3	20.9
Restructuring and other charges	19.5	—	20.5	9.5
Goodwill and IPR&D impairment	102.7	—	102.7	—

Total operating expenses	268.0	150.0	573.3	453.4

Operating (Loss) Earnings	(140.0)	65.7	(198.0)	180.4

Operating (loss) earnings as a percentage of revenue	-44.6%	15.3%	-20.4%	14.6%

Other Income
Interest income, net	3.0	2.3	9.4	9.2
Other (expense) income, net	(0.9)	4.9	(2.6)	9.7

Total other income	2.1	7.2	6.8	18.9

(Loss) Earnings Before Income Tax	(137.9)	72.9	(191.2)	199.3
Income tax (expense) benefit	(0.3)	(16.1)	8.8	(32.8)

Net (Loss) Earnings	$(138.2)	$56.8	$(182.4)	$166.5

Weighted Average Shares Outstanding
Basic	365.2	376.3	364.3	382.1

Diluted	365.2	379.8	364.3	386.7

Net (Loss) Earnings Per Share
Basic	$(0.38)	$0.15	$(0.50)	$0.44

Diluted	$(0.38)	$0.15	$(0.50)	$0.43

Cash Dividends Per Share	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	9/30/11	12/31/10
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$194.2	$208.8
Investments in marketable securities	835.9	925.7

Total cash, cash equivalents and marketable securities	1,030.1	1,134.5

Other marketable securities	163.7	213.6
Accounts receivable, net of allowances of $1.4 and $1.3	297.3	342.6
Inventories
Raw materials	42.2	30.3
Finished goods	113.6	132.0

Total inventories	155.8	162.3
Income taxes	36.4	14.8
Miscellaneous receivables and other current assets	37.6	45.0

Total Current Assets	1,720.9	1,912.8

Property, Plant and Equipment
Land	20.9	20.8
Buildings and improvements	203.3	204.2
Equipment	446.2	422.8

Total property, plant and equipment	670.4	647.8
Accumulated depreciation	(398.3)	(378.5)

Property, plant and equipment, net	272.1	269.3
Goodwill	122.3	204.9
Intangible Assets, Net of Amortization	61.9	96.7
Other Assets	102.1	119.2

Total Assets	$2,279.3	$2,602.9

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$105.9	$123.4
Accrued compensation	52.1	97.2
Restructuring and other charges	15.6	7.7
Income taxes	79.4	88.4
Loan related to other marketable securities	163.7	213.6
Deferred revenue	35.8	43.0
Other accrued liabilities	74.6	89.8

Total Current Liabilities	527.1	663.1

Long-Term Restructuring Liabilities	4.6	3.1
Income Taxes	22.3	28.1
Other Long-Term Liabilities	46.8	47.1

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 505,151,032 and 501,744,627 shares issued	5.1	5.0
Additional paid-in capital	1,570.4	1,547.9
Treasury stock, at cost: 140,228,173 and 139,243,079 shares	(1,227.1)	(1,222.1)
Retained earnings	1,217.9	1,422.1
Accumulated other comprehensive income	112.2	108.6

Total Stockholders’ Equity	1,678.5	1,861.5

Total Liabilities and Stockholders’ Equity	$2,279.3	$2,602.9

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	9/30/11	10/1/10
In millions
Operating Activities
Net (loss) earnings	$(182.4)	$166.5
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	57.6	57.5
Loss on disposal of property, plant and equipment	0.7	—
Goodwill and IPR&D impairment	102.7	—
Equity-based compensation	21.9	20.7
Deferred income taxes	(0.8)	11.1
Restructuring and other charges	20.5	9.5
Net loss (gain) on investments in marketable securities	0.1	(12.0)
Other-than-temporary impairment charges on investments	1.8	—
Excess tax benefits from equity-based compensation	(0.2)	—
Net changes in assets and liabilities:
Accounts receivable	43.6	(12.8)
Inventories	6.8	(14.9)
Miscellaneous receivables and other current assets	(10.6)	6.3
Other assets	(2.5)	(3.5)
Accounts payable	(14.0)	3.1
Restructuring and other charges	(9.8)	(10.4)
Deferred revenue	(8.1)	19.9
Other accrued liabilities	(60.7)	2.9
Income taxes	3.4	(8.5)
Other long-term liabilities	(1.8)	0.3

Net Cash (Used for) Provided by Operating Activities	(31.8)	235.7

Investing Activities
Capital expenditures	(45.8)	(31.1)
Payments for purchases of investments	(616.1)	(1,970.1)
Proceeds from sales and maturities of investments	708.7	2,045.3

Net Cash Provided by Investing Activities	46.8	44.1

Financing Activities
Proceeds from short-term borrowings	1.3	—
Payments of short-term borrowings	(1.3)	—
Proceeds from issuance of common stock under stock plans	0.6	7.1
Repurchase of common stock	(5.0)	(132.6)
Excess tax benefits from equity-based compensation	0.2	—
Dividends paid	(21.8)	(22.9)

Net Cash Used for Financing Activities	(26.0)	(148.4)

Effect of Exchange Rate Changes on Cash	(3.6)	0.8

Net (Decrease) Increase in Cash and Cash Equivalents	(14.6)	132.2
Cash and Cash Equivalents - Beginning of Year	208.8	154.0

Cash and Cash Equivalents - End of Period	$194.2	$286.2

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

2. New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance related to the presentation of comprehensive income. This standard eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Upon adoption, other comprehensive income must be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this standard for the interim period ending March 30, 2012. This standard will not have an impact on our financial statements, but will change our disclosure policies for other comprehensive income.

In September 2011, the FASB issued an update to existing guidance on the assessment of goodwill impairment. This update simplifies the annual assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing step one of the two-step review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. This standard is effective for fiscal years beginning on or after December 15, 2011, on a prospective basis, with earlier application permitted. We will adopt this standard for the interim period ending March 30, 2012. This standard would not have impacted our goodwill assessment and impairment in the third quarter of 2011. It may impact the way we approach the annual goodwill impairment review in the future.

3. Restructuring and Other Charges

On July 25, 2011, management initiated a restructuring plan that will enable us to align our cost structure to current business conditions. We expect to record pretax charges through the second quarter of 2012 of approximately $22 million. The pretax charges will consist of $14 million for workforce reductions of approximately 330 employees and $8 million for facility- and asset-related charges. Restructuring expense for the third quarter of 2011 was $18.7 million, which consists of $14.3 million for workforce reductions and $4.4 million for facility- and asset-related charges. By segment, total charges to date under this plan are $10.1 million for Broadband, $4.7 million for Transport and $3.9 million for Services. Estimated cash payments under this plan are expected to be $18 million through the end of 2012. Other than the cash payments, actions under this plan are expected to be substantially completed by the end of the second quarter of 2012.

On January 25, 2010, management initiated a restructuring plan to enable us to shift investment from TDM (Time Division Multiplexing) to Ethernet and IP (Internet Protocol) products, move our supply chain closer to suppliers, and reduce general and administrative expenses. Restructuring expense for the third quarter of 2011 was $0.2 million and for the first nine months of 2011 was $0.8 million for severance-related charges. The cumulative pretax restructuring charges for this plan are $9.8 million, which consists of $7.2 million for workforce reductions and $2.6 million for facility- and asset-related charges. By segment, total charges to date under this plan are $6.2 million for Broadband, $3.3 million for Transport, and $0.3 million for Services. Total cash payments under this plan are expected to be $7.2 million, of which $6.7 million has been paid through the third quarter of 2011. Other than the cash payments, restructuring actions under this plan were completed in the first quarter of 2011.

On July 6, 2009, management initiated a restructuring plan as we aligned costs with customer spending and market conditions at that time. Restructuring expense for the first nine months of 2011 was $0.6 million for severance-related charges. The cumulative pretax restructuring charges for this plan are $7.0 million, which consists of $6.6 million in severance charges for workforce reductions and $0.4 million for facility- and asset-related charges. By segment, total charges to date under this plan are $2.6 million for Broadband, $2.1 million for Transport, and $2.3 million for Services. Total cash payments under this plan are expected to be $6.7 million for workforce reductions, of which $6.0 million has been paid through the third quarter of 2011. Other than the cash payments, restructuring actions under this plan were completed in the first quarter of 2011.

Restructuring expense for previous restructuring plans for the third quarter of 2011 was $0.6 million for facility- and asset-related charges. Restructuring expense for previous restructuring plans for the first nine months of 2011 was $0.4 million for facility-related charges. These net expenses are due to changes in estimates to previous restructuring plans.

The balance for restructuring plans relates to net lease obligations that expire through 2015 and cash severance that we expect to pay through the end of 2012.

The following table summarizes restructuring and other charges recorded for the plans mentioned above, as well as adjustments to reserves recorded for prior restructurings:

	Third Quarter		Nine Months
	9/30/11	10/1/10	9/30/11	10/1/10
Severance and other termination benefits	$14.5	$—	$15.7	$7.1
Facility- and asset-related charges	5.0	—	4.8	2.4

Total restructuring and other charges	$19.5	$—	$20.5	$9.5

The following table summarizes restructuring and other charges activity by segment for the third quarter and first nine months of 2011 and the status of the reserves at September 30, 2011:

		Third Quarter Activity
	Balance at 7/1/11	Restructuring Expense	Cash Payments	Other Activities[1]	Balance at 9/30/11
2011 Restructuring Plan
Broadband	$—	$10.1	$(1.1)	$(0.8)	$8.2
Transport	—	4.7	(0.5)	(0.3)	3.9
Services	—	3.9	(1.0)	—	2.9

Subtotal 2011 Restructuring Plan	—	18.7	(2.6)	(1.1)	15.0

2010 Restructuring Plan
Broadband	0.6	0.1	(0.4)	—	0.3
Transport	0.4	0.1	(0.4)	—	0.1
Services	0.1	—	—	—	0.1

Subtotal 2010 Restructuring Plan	1.1	0.2	(0.8)	—	0.5

Previous Restructuring Plans
Broadband	4.4	0.5	(0.6)	(0.1)	4.2
Transport	0.4	0.1	(0.2)	—	0.3
Services	0.4	—	(0.1)	(0.1)	0.2

Subtotal Previous Restructuring Plans	5.2	0.6	(0.9)	(0.2)	4.7

Total Restructuring Plans	$6.3	$19.5	$(4.3)	$(1.3)	$20.2

		Nine Months Activity
	Balance at 12/31/10	Restructuring Expense	Cash Payments	Other Activities[1]	Balance at 9/30/11
2011 Restructuring Plan
Broadband	$—	$10.1	$(1.1)	$(0.8)	$8.2
Transport	—	4.7	(0.5)	(0.3)	3.9
Services	—	3.9	(1.0)	—	2.9

Subtotal 2011 Restructuring Plan	—	18.7	(2.6)	(1.1)	15.0

2010 Restructuring Plan
Broadband	1.4	0.5	(1.6)	—	0.3
Transport	1.0	0.1	(1.0)	—	0.1
Services	—	0.2	(0.1)	—	0.1

Subtotal 2010 Restructuring Plan	2.4	0.8	(2.7)	—	0.5

Previous Restructuring Plans
Broadband	6.4	0.6	(2.7)	(0.1)	4.2
Transport	1.5	(0.1)	(1.1)	—	0.3
Services	0.5	0.5	(0.7)	(0.1)	0.2

Subtotal Previous Restructuring Plans	8.4	1.0	(4.5)	(0.2)	4.7

Total Restructuring Plans	$10.8	$20.5	$(9.8)	$(1.3)	$20.2

1 Other activities include the effects of currency translation, write-downs of property, plant and equipment to be disposed, as well as other changes in the reserve that do not flow through restructuring expense.

4. Goodwill and Intangible Assets

We review goodwill annually for impairment, unless potential interim indicators exist that could result in an impairment. Given that we have continued to experience a significant decline in business volumes from a major customer that has had an adverse impact on the results of the Broadband segment, which is not expected to reverse in the near-term, and since Tellabs’ overall market capitalization continued to fall below book value, we completed an interim goodwill impairment review for the Broadband segment. Step one of this review involved determining the Broadband segment’s fair value using the present value of future cash flows based on estimates, judgments and assumptions that management believes are appropriate for the circumstances (Level 3 fair value assumptions, see Note 5, Fair Value Measurements). We determined that the fair value of the Broadband segment was below its carrying value, which necessitated a step two review to determine whether or not to record a goodwill impairment charge.

The step two review involved determining the fair value of the identifiable net assets of the Broadband segment, excluding goodwill, and comparing this to the fair value from step one. We determined that the fair value of the identifiable net assets, excluding goodwill, was greater than the fair value of the segment, resulting in no value attributable to goodwill. Consequently, the financial results for the third quarter of 2011 include an impairment charge for the full amount of Broadband segment goodwill, amounting to $82.7 million.

The remaining goodwill balance of $122.3 million at September 30, 2011, relates entirely to the Services segment. Based on the step one review of the Services segment, we determined that the fair value of this segment was significantly greater than its carrying value, requiring no further review.

In conjunction with the interim goodwill impairment review, we assessed the valuation of our indefinite-lived intangible assets, which consists of in-process research and development (IPR&D). For IPR&D, the review involves determining the present value of future cash flows based on estimates, judgments, and assumptions that management believes are appropriate for the circumstances (Level 3 fair value assumptions, see Note 5, Fair Value Measurements). Updated management projections related to the IPR&D from the WiChorus acquisition in 2009 resulted in an impairment charge in the third quarter of 2011 of $20.0 million.

We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. As a result of certain impairment indicators discussed above, we completed a test for recoverability of our amortizable intangible assets in the third quarter of 2011. This test involved comparing the carrying value of the assets to the net undiscounted cash flows expected to be generated from the assets. Based on this test, we determined that the assets are recoverable, requiring no further review.

The impairment charges for both goodwill and IPR&D, a combined $102.7 million, are included in the Consolidated Statements of Operations as Goodwill and IPR&D Impairment.

5. Fair Value Measurements

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

Marketable Securities

We use a third-party provider to determine fair values of marketable securities. The third-party provider receives market prices for each marketable security from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources with reasonable levels of price transparency. The third-party provider uses these multiple prices as inputs into a pricing model to determine a weighted average price for each security. We classify U.S. Treasury bills and bonds as Level 1 based upon quoted prices in active markets. All other marketable securities are classified as Level 2 based upon the other than quoted prices with observable market data. The type of instruments that are valued based upon the observable market data include U.S. government sponsored enterprise (agency) debt obligations, Federal Deposit Insurance Corporation (FDIC)-backed corporate debt obligations, investment grade corporate bonds, mortgage-backed debt obligations guaranteed by the Government National Mortgage Association (GNMA), certain FDIC-backed bank certificates of deposit, foreign government debt obligations and foreign corporate debt obligations guaranteed by foreign governments.

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

We have elected to value derivatives as Level 2, using observable market data at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Key inputs for currency derivatives are the spot rate, interest rates and credit derivative swap spreads. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date. The following values are calculated from commonly quoted intervals available from a third-party financial information provider. Forward points and LIBOR rates are used to calculate a discount rate to apply to assets and liabilities. One-year credit default swap spreads are used to discount derivative assets, all of which have final maturities of less than 12 months. We calculate the discount to the derivative liabilities to reflect the potential credit risk to lenders and have used the spread over LIBOR based on the credit risk of our counterparties. Each asset is individually discounted to reflect our potential credit risk and we have used the spread over LIBOR based on similar credit risk. We do not adjust the fair value for immaterial credit risk.

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

Assets and liabilities measured at fair value on a recurring basis are:

		Fair Value Measurements at September 30, 2011
	Balance at 9/30/11	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$165.3	$165.3	$—	$—
Corporate debt obligations guaranteed by FDIC	72.1	—	72.1	—
Corporate debt obligations	224.5	—	224.5	—
Mortgage-backed debt obligations guaranteed by GNMA	94.9	—	94.9	—
Certificates of deposit guaranteed by FDIC	2.0	—	2.0	—
Foreign government debt obligations	190.7	—	190.7	—
Foreign corporate debt obligations guaranteed by foreign governments	86.4	—	86.4	—

Subtotal	835.9	165.3	670.6	—
Other marketable securities	163.7	163.7	—	—
Derivative financial instruments	0.1	—	0.1	—

Total Assets	$999.7	$329.0	$670.7	$—

Liabilities
Loan related to other marketable securities	$163.7	$163.7	$—	$—
Derivative financial instruments	0.2	—	0.2	—

Total Liabilities	$163.9	$163.9	$0.2	$—

		Fair Value Measurements at December 31, 2010
	Balance at 12/31/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$258.4	$258.4	$—	$—
Corporate debt obligations guaranteed by FDIC	102.6	—	102.6	—
Corporate debt obligations	95.9	—	95.9	—
Mortgage-backed debt obligations guaranteed by GNMA	175.1	—	175.1	—
Certificates of deposit guaranteed by FDIC	3.3	—	3.3	—
Foreign government debt obligations	202.1	—	202.1	—
Foreign corporate debt obligations guaranteed by foreign governments	88.3	—	88.3	—

Subtotal	925.7	258.4	667.3	—
Other marketable securities	213.6	213.6	—	—
Derivative financial instruments	0.2	—	0.2	—

Total Assets	$1,139.5	$472.0	$667.5	$—

Liabilities
Loan related to other marketable securities	$213.6	$213.6	$—	$—
Derivative financial instruments	1.0	—	1.0	—

Total Liabilities	$214.6	$213.6	$1.0	$—

6. Investments

We account for investments in marketable securities at fair value, with the unrealized gain or loss, less deferred income taxes, shown as a separate component of stockholders’ equity. We base realized gains and losses on specific identification of the security sold. At September 30, 2011, and December 31, 2010, available-for-sale marketable securities consisted of the following:

September 30, 2011	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government debt obligations	$164.8	$0.5	$—	$165.3
Corporate debt obligations guaranteed by FDIC	71.9	0.2	—	72.1
Corporate debt obligations	225.8	0.6	(1.9)	224.5
Mortgage-backed debt obligations guaranteed by GNMA	94.6	0.5	(0.2)	94.9
Certificates of deposit guaranteed by FDIC	2.0	—	—	2.0
Foreign government debt obligations	189.5	1.3	(0.1)	190.7
Foreign corporate debt obligations guaranteed by foreign governments	86.3	0.2	(0.1)	86.4

Total	$834.9	$3.3	$(2.3)	$835.9

December 31, 2010
U.S. government debt obligations	$259.0	$0.1	$(0.7)	$258.4
Corporate debt obligations guaranteed by FDIC	102.3	0.3	—	102.6
Corporate debt obligations	95.6	0.5	(0.2)	95.9
Mortgage-backed debt obligations guaranteed by GNMA	175.5	0.8	(1.2)	175.1
Certificates of deposit guaranteed by FDIC	3.3	—	—	3.3
Foreign government debt obligations	201.4	1.6	(0.9)	202.1
Foreign corporate debt obligations guaranteed by foreign governments	87.8	0.6	(0.1)	88.3

Total	$924.9	$3.9	$(3.1)	$925.7

The following table summarizes the maturities of our available-for-sale marketable securities at September 30, 2011:

	Amortized Cost	Fair Value
Less than 12 months	$245.0	$245.5
Due in 1 to 5 years	497.5	497.7
Due after 5 years	92.4	92.7

Total	$834.9	$835.9

Actual maturities will likely differ from the contractual maturities because borrowers have the right to call or prepay certain obligations.

Gross unrealized gains and losses related to fixed-income securities were caused by interest rate fluctuations. We review investments held with unrealized losses to determine if the loss is other-than-temporary. We evaluated near-term prospects of the security in relation to the severity and duration of the unrealized loss. We also assessed our intent to sell the security, whether it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover its entire amortized cost basis. Based on our review, no other-than-temporary impairments were recorded in the third quarter of 2011. We recognized an other-than-temporary impairment of $1.2 million in the first nine months of 2011. No other-than-temporary impairments were recorded in the third quarter and first nine months of 2010.

Investments in marketable securities with unrealized losses at September 30, 2011, and December 31, 2010, were as follows:

	Unrealized Loss Less than 12 months		Unrealized Loss Greater than 12 months		Total
September 30, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt obligations	$132.8	$(1.9)	$—	$—	$132.8	$(1.9)
Mortgage-backed debt obligations guaranteed by GNMA	23.1	(0.2)	—	—	23.1	(0.2)
Foreign government debt obligations	29.8	(0.1)	—	—	29.8	(0.1)
Foreign government debt obligations guaranteed by foreign governments	36.3	(0.1)	—	—	36.3	(0.1)

Total	$222.0	$(2.3)	$—	$—	$222.0	$(2.3)

December 31, 2010
U.S. government debt obligations	$218.6	$(0.7)	$—	$—	$218.6	$(0.7)
Corporate debt obligations	47.5	(0.2)	—	—	47.5	(0.2)
Mortgage-backed debt obligations guaranteed by GNMA	115.7	(1.2)	—	—	115.7	(1.2)
Foreign government debt obligations	92.9	(0.9)	—	—	92.9	(0.9)
Foreign government debt obligations guaranteed by foreign governments	32.6	(0.1)	—	—	32.6	(0.1)

Total	$507.3	$(3.1)	$—	$—	$507.3	$(3.1)

The following table presents gross realized gains and losses related to fixed income investments for the three months and nine months ending September 30, 2011, and October 1, 2010:

	Third Quarter		Nine Months
	9/30/11	10/1/10	9/30/11	10/1/10
Gross realized gains	$1.7	$6.3	$3.1	$14.2
Gross realized losses	(1.4)	(1.8)	(3.2)	(2.2)

Total	$0.3	$4.5	$(0.1)	$12.0

As a result of the acquisition of Advanced Fibre Communications, Inc. (AFC) in 2004, we acquired 10.6 million shares of Cisco common stock, shown as Other marketable securities in Current Assets. AFC owned this stock as a result of its investment in privately held Cerent Corporation, which was acquired by Cisco in 1999. In 2000, AFC entered into two three-year hedge contracts, pledging all of the Cisco stock to secure the obligations under the contracts. When the hedge contracts matured in 2003, AFC entered into stock loan agreements with a lender, borrowing 10.6 million shares of Cisco stock to settle the hedge contracts on the Cisco stock. The aggregate amount of the fair values of those stock loans is reflected as a current liability on the balance sheets as of September 30, 2011, and December 31, 2010. The values of both the asset and liability move in tandem with each other since each is based on the number of shares we hold at the current stock price. At September 30, 2011, Other marketable securities and Loan related to other marketable securities was $163.7 million at a market price of $15.50 per share and $213.6 million at a market price of $20.23 per share at December 31, 2010. The fees associated with the stock loan agreement were $0.3 million for the third quarter of 2011, $0.3 million for the third quarter of 2010, $0.8 million for the first nine months of 2011, and $1.1 million for the first nine months of 2010.

In addition to the above investments, we maintain investments in partnerships and start-up technology companies. We record these investments in Other Assets, at cost. These investments totaled $4.1 million at September 30, 2011, and $6.3 million at December 31, 2010. We review each investment quarterly, including historical and projected financial performance, expected cash needs and recent funding events. We recognize other-than-temporary impairments if the market value of the investment is below its cost basis for an extended period of time or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. Other-than-temporary impairments were $0.6 million for the third quarter and first nine months of 2011. No other-than-temporary impairments were recorded for the third quarter and first nine months of 2010.

7. Derivative Financial Instruments

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

Cash Flow Hedges

At September 30, 2011, we did not have any cash flow hedges outstanding. We use foreign currency forward and option contracts, designated as cash flow hedges, to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conduct monthly effectiveness tests of these hedging relationships on a spot-to-spot basis, excluding forward points. Effective gains and losses from derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions occur, at which time they are reclassified to Total cost of revenue. Ineffectiveness is recorded to Other (expense) income, net. If it becomes probable that an anticipated transaction that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other (expense) income, net. We continue to monitor the Company’s overall currency exposure and may elect to add additional cash flow hedges in the future if deemed necessary.

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency of the Tellabs entity entering into the transaction are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income. These derivative contracts are not designated as hedges. At September 30, 2011, we held non-designated foreign currency forward contracts in 12 currencies, with a gross notional equivalent of $145.6 million.

Net Investment Hedges

We entered into three-month foreign currency forward contracts, designated as net investment hedges, to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts due to exchange rate fluctuations are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment in the foreign subsidiary. We conduct monthly effectiveness tests of net investment hedges on a spot-to-spot basis, excluding forward points, and any measurement of ineffectiveness is recorded in income. As of September 30, 2011, we had a net unrealized gain of $10.9 million in Accumulated other comprehensive income related to settled contracts. We held net investment hedges with a notional value of 75 million Euros at the end of the quarter.

The fair value of derivative instruments in the Consolidated Balance Sheet as of September 30, 2011, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Net investment hedges	$—	$0.1
Balance sheet hedges (Non-designated hedges)	0.1	0.2

Total derivatives	$0.1	$0.3

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2010, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Net investment hedges	$ —	$ 0.8
Balance sheet hedges (Non-designated hedges)	0.2	0.2

Total derivatives	$ 0.2	$ 1.0

The effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Operations follows:

	Three Months Ended
	Gain (Loss) Recognized in Accumulated OCI, net (Effective Portion)		Gain Reclassified from Accumulated OCI into Total Cost of Revenue (Effective Portion)		(Loss) Gain Recognized in Other (Expense) Income, net: Excluded from Effectiveness Testing
	9/30/11	10/1/10	9/30/11	10/1/10	9/30/11	10/1/10
Net investment hedges	$4.1	$(5.1)	N/A	N/A	$(0.3)	$0.1

	Nine Months Ended
	(Loss) Gain Recognized in Accumulated OCI, net (Effective Portion)		Gain Reclassified from Accumulated OCI into Total Cost of Revenue (Effective Portion)		Loss Recognized in Other (Expense) Income, net: Excluded from Effectiveness Testing
	9/30/11	10/1/10	9/30/11	10/1/10	9/30/11	10/1/10
Cash flow hedges	$—	$1.8	$—	$0.6	$—	$—
Net investment hedges	$(5.9)	$5.5	N/A	N/A	$(0.5)	$—

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations follows:

	Third Quarter		Nine Months
	(Loss) Gain Recognized in Other (Expense) Income, net [1]		Gain (Loss) Recognized in Other (Expense) Income, net [1]
	9/30/11	10/1/10	9/30/11	10/1/10
Foreign currency forward and option contracts	$(1.2)	$6.4	$5.3	$(7.1)

1 The gains or losses from changes in the fair value of the derivative contracts are generally offset by gains or losses of the underlying transactions being hedged.

8. Product Warranties

We provide warranties for all of our products. The specific terms and conditions of those warranties vary depending on the product. We provide a basic limited warranty, for periods ranging from 90 days to 6 years.

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

We classify the portion of warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Product warranty liabilities are as follows:

	Third Quarter		Nine Months
	9/30/11	10/1/10	9/30/11	10/1/10
Balance – beginning of period	$20.0	$27.4	$19.4	$31.4
Accruals for product warranties	2.2	1.3	7.1	5.2
Settlements	(1.1)	(1.1)	(3.4)	(4.0)
Other adjustments to accruals for product warranties	(2.0)	(3.5)	(4.0)	(8.5)

Balance – end of period	$19.1	$24.1	$19.1	$24.1

Balance sheet classification - end of period	Balance at 9/30/11	Balance at 10/1/10
Other accrued liabilities	$8.9	$9.4
Other long-term liabilities	10.2	14.7

Total product warranty liabilities	$19.1	$24.1

9. Equity-Based Compensation

The Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan (2004 Plan) provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units (PSUs). Equity-based grants vest over one to four years, with the majority vesting over a three-year period. We recognize compensation expense for stock options and restricted stock on a straight-line basis over the service period based on the fair value on the grant date. Stock options and SARs granted but unexercised expire 10 years from the grant date. Stockholders previously approved 53,889,977 shares for grant under the 2004 Plan, of which 19,664,129 remain available for grant at September 30, 2011.

Stock Options

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	9/30/11	10/1/10
Expected volatility	46.5%	42.0%
Risk-free interest rate	2.1%	2.2%
Expected term (in years)	5.3	5.3
Expected dividend yield	1.5%	1.0%

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

The following is a summary of stock option activity during 2011 as of September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding – beginning of year	26,851,964	$11.18
Granted	2,238,378	$5.27
Exercised	(349,348)	$1.48
Forfeited/expired	(6,813,634)	$20.86

Outstanding – end of period	21,927,360	$7.72	4.3	$1.0

Exercisable – end of period	18,046,774	$8.09	3.3	$0.7
Shares vested or expected to vest	21,658,295	$7.74	4.2	$0.9

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of September 30, 2011, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the third quarter of 2011 was $0.3 million.

The weighted average fair value of stock options granted during the first nine months of 2011 was $2.03.

Cash-Settled Stock Appreciation Rights

The 2004 Plan provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the 2004 Plan. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (the market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. These cash payments were negligible in the first nine months of 2011 and 2010.

The following is a summary of cash-settled SARs activity during 2011 as of September 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding – beginning of year	445,233	$7.73
Granted	74,100	$4.72
Exercised	(800)	$4.12
Forfeited/expired	(58,536)	$7.96

Outstanding – end of period	459,997	$7.22

Restricted Stock

The fair market value of restricted stock vested was $11.1 million in the first nine months of 2011. The weighted average grant date fair value of restricted stock was $5.32 per share in the first nine months of 2011 and $8.73 per share in the first nine months of 2010.

The following is a summary of restricted stock activity during 2011 as of September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	5,372,417	$7.19
Granted	2,888,125	$5.32
Vested	(2,331,904)	$6.78
Forfeited	(776,110)	$7.09

Non-vested – end of period	5,132,528	$6.35

Performance Stock Units

The 2004 Plan provides for the granting of PSUs. We granted 1,654,965 PSUs in the first nine months of 2011 and 1,140,333 PSUs in the first nine months of 2010. The PSUs granted in the first nine months of 2011 entitle the recipients to receive shares of our common stock commencing in March 2012, contingent on the achievement of strategic goals for the 2011 fiscal year. Following achievement of these measures and subject to continued employment, one-third of such shares will be issued in annual installments in February 2012, February 2013 and February 2014. At maximum target performance, we will issue two shares for each PSU granted. The weighted average price of PSUs granted in the first nine months of 2011 was $5.39 per share and the weighted average price of PSUs granted in the first nine months of 2010 was $7.73 per share.

The PSUs granted in 2010 entitle the recipients to receive shares of our common stock commencing in March 2011, contingent on the achievement of operating earnings targets for the 2010 fiscal year. Based upon above-target operating earnings of $237.0 million and market share and market penetration gains in some of the identified product areas, 125% of the PSUs were earned and 1.25 shares for each PSU granted will be paid out, subject to continued employment. The additional 25% resulted in 183,737 shares to be granted. We issued one-third (306,155 shares) of the total shares in the first quarter of 2011 and generally, one-third of such shares will be issued in annual installments in March 2012 and March 2013.

The following is a summary of PSU activity during 2011 as of September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	2,127,318	$5.86
Granted[1]	1,838,702	$5.57
Vested	(798,241)	$5.07
Forfeited	(699,676)	$7.25

Non-vested – end of period	2,468,103	$5.51

1 This includes the additional 183,737 shares from the 2010 grant that were earned based on 2010 operating earnings and strategic goals.

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, SARs, restricted stock, and PSUs by line item on the statement of operations:

	Third Quarter		Nine Months
	9/30/11	10/1/10	9/30/11	10/1/10
Cost of revenue – products	$0.4	$0.6	$1.3	$1.6
Cost of revenue – services	0.5	0.6	1.7	1.7
Research and development	2.3	2.3	7.9	6.5
Sales and marketing	1.0	1.5	3.7	4.0
General and administrative	2.1	2.5	7.3	6.9

Equity-based compensation expense before income taxes	6.3	7.5	21.9	20.7
Income tax benefit	—	(2.4)	(2.6)	(6.7)

Total equity-based compensation expense after income taxes	$6.3	$5.1	$19.3	$14.0

The following table sets forth the total equity-based compensation expense by type:

	Third Quarter		Nine Months
	9/30/11	10/1/10	9/30/11	10/1/10
Stock options	$1.1	$1.2	$3.7	$3.9
Cash settled SARs	—	0.1	(0.2)	0.2
Restricted stock	3.8	4.9	13.6	12.4
Performance stock units	1.4	1.3	4.8	4.2

Total	$6.3	$7.5	$21.9	$20.7

As of September 30, 2011, we had $34.2 million of unrecognized equity-based compensation cost that we expect to recognize over a weighted average period of 1.8 years.

10. Income Taxes

We recorded tax expense of $0.3 million in the third quarter and a tax benefit of $8.8 million for the first nine months of 2011. Tax expense reflects an effective tax rate below the federal statutory rate of 35% due to limitations on our ability to record a full tax benefit on losses from domestic operations, and the effect of establishing a valuation allowance against domestic deferred tax assets. Tax expense and the effective tax rate were unfavorably impacted in the third quarter by the impairment of goodwill, for which no tax benefit could be recorded, and by a $1.6 million expense in the third quarter to increase a valuation allowance on foreign deferred tax assets. In addition, tax expense and the effective tax rate were favorably impacted in the first nine months of 2011 by a $6.2 million benefit recorded in prior quarters from the reversal of tax accruals no longer required due to the settlement of audits or the expiration of a statute of limitations.

11. Comprehensive (Loss) Income

Comprehensive (loss) income for the third quarter and the first nine months of 2011 and 2010 consists of the following:

	Third Quarter		Nine Months
	9/30/11	10/1/10	9/30/11	10/1/10
Net (loss) earnings	$(138.2)	$56.8	$(182.4)	$166.5
Net change in unrealized gains (losses) related to:
Available-for-sale securities, net of tax	0.9	(1.3)	0.2	(1.6)
Cash flow hedges, net of tax	—	—	—	1.3
Net investment hedges, net of tax	4.1	(5.1)	(5.9)	5.5
Foreign currency translation adjustments	(39.5)	51.0	9.3	(22.5)

Comprehensive (loss) income	$(172.7)	$101.4	$(178.8)	$149.2

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

The Services segment includes deployment, support services, training and professional services. These services support all phases of the network: planning, building and operating.

We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, the impact of equity-based compensation and the goodwill and IPR&D impairment charges.

Consolidated revenue by segment follows:

	Third Quarter		Nine Months
	9/30/11	10/1/10	9/30/11	10/1/10
Broadband	$170.1	$199.2	$505.8	$619.0
Transport	86.6	170.1	300.3	430.7
Services	57.1	60.5	164.3	182.1

Total	$313.8	$429.8	$970.4	$1,231.8

Segment profit and reconciliation to operating (loss) earnings by segment follows:

	Third Quarter		Nine Months
	9/30/11	10/1/10	9/30/11	10/1/10
Broadband	$22.9	$48.8	$39.6	$195.7
Transport	4.6	71.6	47.8	168.3
Services	22.8	22.5	54.4	62.7

Total segment profit	50.3	142.9	141.8	426.7
Sales and marketing expenses	(41.4)	(43.6)	(126.9)	(132.5)
General and administrative expenses	(18.6)	(24.0)	(63.3)	(73.7)
Equity-based compensation	(3.1)	(3.5)	(11.1)	(9.7)
Intangible asset amortization	(5.0)	(6.1)	(15.3)	(20.9)
Restructuring and other charges	(19.5)	—	(20.5)	(9.5)
Goodwill and IPR&D impairment	(102.7)	—	(102.7)	—

Operating (loss) earnings	$(140.0)	$65.7	$(198.0)	$180.4

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

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice. On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit, appealing the dismissal. The appeal was fully briefed and oral argument was heard on January 21, 2005. On January 25, 2006, the Seventh Circuit issued an opinion affirming in part and reversing in part the judgment of the district court, and remanding for further proceedings. On February 8, 2006, defendants filed with the Seventh Circuit a petition for rehearing with suggestion for rehearing en banc. On April 19, 2006, the Seventh Circuit ordered plaintiffs to file an answer to the petition for rehearing, which was filed by the plaintiffs on May 3, 2006. On July 10, 2006, the Seventh Circuit denied the petition for rehearing with a minor modification to its opinion, and remanded the case to the district court. On September 22, 2006, defendants filed a motion in the district court to dismiss some (but not all) of the remaining claims. On October 3, 2006, the defendants filed with the United States Supreme Court a petition for a writ of certiorari seeking to appeal the Seventh Circuit’s decision. On January 5, 2007, the defendants’ petition was granted. The United States Supreme Court heard oral arguments on March 28, 2007. On June 21, 2007, the United States Supreme Court vacated the Seventh Circuit’s judgment and remanded the case for further proceedings. On November 1, 2007, the Seventh Circuit heard oral arguments for the remanded case. On January 17, 2008, the Seventh Circuit issued an opinion adhering to its earlier opinion reversing in part the judgment of the district court, and remanded the case to the district court for further proceedings. On February 24, 2009, the district court granted plaintiffs’ motion for class certification. On August 13, 2010, the Court granted in large part Tellabs’ motion for summary judgment. Subsequently, the parties agreed to settle the lawsuit and on July 27, 2011, the Court granted the plaintiffs’ motion for final approval of class action settlement and dismissed the lawsuit without prejudice. The lawsuit is scheduled to be dismissed with prejudice on June 15, 2012. All settlement amounts will be paid by Tellabs’ insurers.

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 6,487,686, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On March 21, 2008, Tellabs filed its answer, defenses and counterclaims in response to the complaint. A trial date had been set for May 10, 2010, in the Eastern District of Texas, however on July 7, 2009, the court granted Tellabs’ motion to transfer and issued an order transferring the action to the United States District Court for the Northern District of Illinois (Case No. 1:09-cv-04530). On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action instituted by Tellabs against Fujitsu in the Northern District of Illinois. On November 4, 2010, the Court dismissed with prejudice Fujitsu’s claim for infringement of Fujitsu’s U.S. Patent No. 6,487,686. In conjunction with the dismissal, Fujitsu signed a covenant not to sue Tellabs for infringement as to any claim of Fujitsu’s U.S. Patent No. 6,487,686, as to any Tellabs products as they currently exist or existed in the past. On March 31, 2011, the Court issued an Order denying a motion by Tellabs for summary judgment of invalidity based on indefiniteness of Fujitsu’s U.S. Patent No. 5,386,418, and granting a motion by Fujitsu for summary judgment for judicial correction of an error in asserted Claim 1 of the same patent as originally issued. The Court issued a Markman ruling on Fujitsu’s U.S. Patent Nos. 5,526,163, 5,521,737 and 5,386,418, as well as patents from the consolidated action, in a Memorandum Opinion and Order dated September 29, 2011. On this same date the Court denied Fujitsu’s Motion for Leave to File First Amended Complaint and granted Tellabs’ motion to disallow the filing of Fujitsu’s First Amended Complaint and Fujitsu’s supplemental infringement contentions. Fujitsu’s motion had sought to amend its allegations of direct infringement with respect to products from Tellabs’ 5500, NGX, 7100 and 6300 product lines with various additional allegations, including allegations of indirect infringement. Fujitsu thereafter filed a further motion now pending before the Court to amend its final infringement contentions. The parties currently remain in the discovery phase, and a trial date has been set for July 16, 2012.

Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications Inc. On June 11, 2008, Tellabs Operations, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against Fujitsu Limited and Fujitsu Network Communications, Inc. in a case captioned Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications, Inc. Civil Action No. 1:08-cv-3379. The complaint alleges infringement of Tellabs Operations, Inc.’s U.S. Patent No. 7,369,772, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 5, 2008, each of Fujitsu Limited and Fujitsu Network Communications, Inc. served its answer, defenses and counterclaims in response to the complaint. Fujitsu Limited also brought counterclaims against Tellabs, Inc. and Tellabs Operations, Inc. alleging infringement of two U.S. patents, namely U.S. Patent Nos. 5,533,006 and 7,227,681, seeking unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 22, 2008, Tellabs Operations, Inc. filed its answer to the counterclaims of Fujitsu Network Communications, Inc., and also filed its counterclaims and reply to counterclaims of Fujitsu Limited. On that same date, Tellabs, Inc. filed its answer and counterclaims against Fujitsu Limited. On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action filed by Fujitsu transferred to the Northern District of Illinois by the Eastern District of Texas. On March 31, 2011, the Court issued an Order granting Tellabs’ motion for summary judgment of invalidity of all claims of Fujitsu’s U.S. Patent No. 5,533,006. The Court issued a Markman ruling on U.S. Patent Nos. 7,369,772 and 7,227,681, as well as patents from the consolidated action, in a Memorandum Opinion and Order dated September 29, 2011. The parties currently remain in the discovery phase, and a trial date has been set for July 16, 2012.

Telcordia Technologies Inc. v. Tellabs, Inc. On May 4, 2009, Telcordia Technologies, Inc. filed a complaint against Tellabs in the United States District Court for the District of New Jersey in a case captioned Telcordia Technologies Inc. v. Tellabs, Inc., Civil Action No. 2:09-cv-02089. The complaint alleges infringement of U.S. Patent Nos. 4,893,306, 4,835,763 and Re. 36,633, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On July 27, 2009, Telcordia filed a first amended complaint adding Tellabs Operations, Inc. and Tellabs North America, Inc. as additional defendants. On September 1, 2009, Tellabs filed answers, defenses and counterclaims in response to the first amended complaint. On December 15, 2009, the Court granted Tellabs’ motion to transfer, which resulted in a transfer of the action to the United States District Court for the District of Delaware (Case No. 1:2009cv00978). The parties are in the early phases of discovery. A trial date has not yet been set.

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

Cheetah Omni, LLC v. Tellabs, Inc. On June 3, 2011, a complaint was filed in the United States District Court for the Eastern District of Michigan Southern Division against Tellabs in a case captioned Cheetah Omni, LLC v. Tellabs, Inc. and Tellabs North America, Inc., Civil Action No. 2:11-cv-12429-VAR-MAR. The complaint alleges infringement of U.S. Patent Nos. 6,940,647 and 6,856,459, and seeks unspecified damages, as well as interest, costs, disbursements, attorney fees and other remedies including injunctive relief. Tellabs was never served with the complaint, and on July 29, 2011, Cheetah Omni sought voluntary dismissal of the action which in turn was granted by the Court. As a result, the action is now closed.

Cheetah Omni, LLC v. Alcatel-Lucent USA Inc. et al. On July 29, 2011, a complaint was filed in the United States District Court for the Eastern District of Texas, Tyler Division, against Tellabs and several other companies in a case captioned Cheetah Omni LLC v. Alcatel-Lucent USA Inc. et al., Civil Action No. 6:11cv390. The complaint includes allegations of infringement by Tellabs, Inc., Tellabs Operations, Inc., and Tellabs North America, Inc., of U.S. Patent Nos. 6,888,661, 6,847,479, 6,856,459 and 6,940,647, and seeks unspecified damages, as well as interest, costs, disbursements, attorney fees and other remedies including injunctive relief. Tellabs was served with the original complaint on August 31, 2011. Before any response to the original complaint was due, Tellabs was served with an amended complaint on October 14, 2011. Tellabs is reviewing the amended complaint. A response to the amended complaint is presently due November 8, 2011. A trial date has not yet been set in the case.

Apart from the matters described above, we are and in the future may be subject to various legal proceedings, claims and litigation arising in the ordinary course of business.

The proceedings described above, including the Fujitsu matters, the Telcordia matter, the Lambda matter, and the Cheetah Omni matters, involve costly litigation and may result in diverting management’s time, attention and resources, delaying or halting product shipments or services delivery, requiring us to pay amounts in any damages and/or settlements, requiring us to enter into royalty-bearing licensing arrangements or to obtain substitute technology of lower quality or higher costs, and otherwise imposing obligations or restrictions on us and our business. We may be unsuccessful in any such litigation, despite the time, money, energy and bases for our assertion and/or defense of the matters. We may also be unable, if necessary, to enter into licensing arrangements or to obtain substitute technology on commercially reasonable terms or any terms. Any such settlements or inability to prevail or mitigate any liability or to obtain such licensing arrangements or substitute technology may adversely affect our business, financial condition and operating results. See Item 1A, Risk Factors.

14. Stock Repurchase Programs

We repurchase outstanding common stock under two programs authorized by our Board of Directors, the Rule 10b5-1 program and a repurchase program of up to $600 million of outstanding common stock. In addition, we purchase shares to cover withholding taxes on shares issued under employee stock plans.

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock. We purchased 10,057 shares for $42,980 in the third quarter of 2011 and 0.1 million shares for $0.6 million in the first nine months of 2011 under this program.

As of September 30, 2011, we purchased 56.6 million shares of our common stock under the $600 million repurchase program at a total cost of $375.4 million, leaving $224.6 million available to be purchased under this program. We did not purchase any shares under this program in the third quarter and first nine months of 2011. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 19,164 shares for $0.1 million in the third quarter of 2011 and 0.9 million shares for $4.4 million in the first nine months of 2011 to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

15. Net (Loss) Earnings Per Share

The following table sets forth the computation of net (loss) earnings per share:

	Third Quarter		Nine Months
	9/30/11	10/1/10	9/30/11	10/1/10
Numerator:
Net (loss) earnings	$(138.2)	$56.8	$(182.4)	$166.5

Denominator:
Denominator for basic net (loss) earnings per share – weighted average shares outstanding	365.2	376.3	364.3	382.1
Effect of dilutive securities:
Employee stock options and restricted and performance stock awards	—	3.5	—	4.6

Denominator for diluted net (loss) earnings per share – adjusted weighted average shares outstanding and assumed conversions	365.2	379.8	364.3	386.7

Net (loss) earnings per share, basic	$(0.38)	$0.15	$(0.50)	$0.44

Net (loss) earnings per share, diluted	$(0.38)	$0.15	$(0.50)	$0.43

Anti-dilutive employee equity-based awards, excluded (in shares)[1]	22.2	17.8	24.2	18.7

1 We exclude certain employee equity-based awards from the weighted average shares outstanding computation because the exercise price was greater than the average market price of the common shares; therefore, the effect would have been anti-dilutive.

Under U.S. GAAP, dilutive securities are not included in the computation of diluted earnings per share when a company is in a loss position. If we were not in a loss position, diluted weighted average shares outstanding would have been 365.9 million in the third quarter of 2011 and 366.4 million in the first nine months of 2011.

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

Management continues to define and implement initiatives to improve overall performance. On July 25, 2011, management initiated a restructuring plan that will enable us to align our cost structure to current business conditions. This restructuring plan primarily implements workforce reductions of about 330 or 10% of employees. As a consequence of our increased focus on growth markets and growth products, we are still hiring people with different skill sets as needed around the world, therefore, we expect our net headcount to decline by about 150 people through the second quarter of 2012.

RESULTS OF OPERATIONS

Net loss in the third quarter of 2011 was $138.2 million or $0.38 per share (basic and diluted), compared with net earnings of $56.8 million or $0.15 per share (basic and diluted) in the third quarter of 2010. For the first nine months of 2011, net loss was $182.4 million or $0.50 per share (basic and diluted), compared with net earnings of $166.5 million or $0.44 per basic share and $0.43 per diluted share in the first nine months of 2010. The loss in both periods of 2011 was driven by lower revenue and gross profit margins and higher operating expenses (resulting from goodwill and in-process research and development (IPR&D) impairments, restructuring and other charges, and increased research and development expenses).

Revenue (in millions)

	Third Quarter			Nine Months
	2011	2010	Change	2011	2010	Change
Products	$256.7	$369.3	(30.5)%	$806.1	$1,049.7	(23.2)%
Services	57.1	60.5	(5.6)%	164.3	182.1	(9.8)%

Total revenue	$313.8	$429.8	(27.0)%	$970.4	$1,231.8	(21.2)%

Third quarter 2011 compared with third quarter 2010

On a geographic basis, revenue from customers outside North America grew to $162.8 million (or 52% of total revenue), up 23.5% from $131.8 million (or 31% of total revenue) as revenue increases in the Latin American and the Europe, Middle East and Africa regions offset lower revenue in the Asia Pacific region. Revenue from customers in North America (United States and Canada) was $151.0 million (or 48% of total revenue), compared with $298.0 million (or 69% of total revenue). Revenue declined across all three segments.

Revenue from our growth portfolio (the Tellabs® 6300 Managed Transport System, the Tellabs® 7100 Optical Transport System, the Tellabs® 7300 Metro Ethernet Switching Series, the Tellabs® 8600 Managed Edge System, the Tellabs® 8800 Multiservice Router Series, the Tellabs SmartCore® 9100 Platform, and professional services) was $185.1 million (or 59% of total revenue), compared with $224.4 million (or 52% of total revenue). Given the level of research and development expenses in early lifecycle products, this portfolio is not presently profitable.

Our core portfolio (the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 8100 Managed Access System, the Tellabs® 8000 Intelligent Network Manager, the Tellabs® 3000 Series of voice-enhancement products, the Tellabs Access products and deployment, training and support services) accounted for $128.7 million (or 41% of total revenue), compared with $205.4 million (or 48% of total revenue).

Nine months 2011 compared with nine months 2010

On a geographic basis, revenue from customers outside North America grew to $467.1 million (or 48% of total revenue) up 41.7% from $329.6 million (or 27% of total revenue) as revenue increased in all geographic regions outside North America. Revenue from customers in North America was $503.3 million (or 52% of total revenue), compared with $902.2 million (or 73% of total revenue). Revenue declined across all three segments.

Revenue from our growth portfolio was $582.3 million (or 60% of total revenue), compared with $682.9 million (or 55% of total revenue). Our core portfolio accounted for $388.1 million (or 40% of total revenue), compared with $548.9 million (or 45% of total revenue).

Gross Margin

	Third Quarter			Nine Months
	2011	2010	% Point Change	2011	2010	% Point Change
Products	41.2%	52.5%	(11.3)	40.0%	54.6%	(14.6)
Services	39.1%	36.4%	2.7	32.1%	33.5%	(1.4)
Consolidated	40.8%	50.2%	(9.4)	38.7%	51.5%	(12.8)

Products gross margins decreased in both periods of 2011 compared with the year-ago periods, primarily as a result of lower revenue from digital cross-connect systems and data products in North America. Services gross margin increased in the third quarter of 2011, compared with the year-ago period, as higher professional and support services revenue was partially offset by lower revenue from deployment services. Services gross margin decreased in the first nine months of 2011, compared with the year-ago period, as higher professional and support services revenue was offset by lower deployment services revenue.

Operating Expenses (in millions)

	Third Quarter			Percent of Revenue
	2011	2010	Change	2011	2010
Research and development	$80.8	$76.3	$4.5	25.7%	17.8%
Sales and marketing	41.4	43.6	(2.2)	13.2%	10.1%
General and administrative	18.6	24.0	(5.4)	5.9%	5.6%

Subtotal	140.8	143.9	(3.1)	44.9%	33.5%

Intangible asset amortization	5.0	6.1	(1.1)
Restructuring and other charges	19.5	—	19.5
Goodwill and IPR&D impairment	102.7	—	102.7

Total operating expenses	$268.0	$150.0	$118.0

	Nine Months			Percent of Revenue
	2011	2010	Change	2011	2010
Research and development	$244.6	$216.8	$27.8	25.2%	17.6%
Sales and marketing	126.9	132.5	(5.6)	13.1%	10.8%
General and administrative	63.3	73.7	(10.4)	6.5%	6.0%

Subtotal	434.8	423.0	11.8	44.8%	34.3%

Intangible asset amortization	15.3	20.9	(5.6)
Restructuring and other charges	20.5	9.5	11.0
Goodwill and IPR&D impairment	102.7	—	102.7

Total operating expenses	$573.3	$453.4	$119.9

Operating expenses increased in both periods of 2011, compared with the year-ago periods, primarily due to the goodwill and IPR&D impairments and restructuring and other charges incurred in the third quarter of 2011. Excluding these charges, operating expenses in the third quarter of 2011 were $135.3 million, down from $137.7 million in the third quarter of 2010. For the first nine months of 2011, operating expenses (excluding the charges incurred in the third quarter of 2011) were $415.7 million compared with $405.8 million in the comparable period of 2010 as increased research and development offset lower general and administrative and sales and marketing expenses. Restructuring and other charges in both periods of 2011 are primarily due to severance.

Other Income (in millions)

	Third Quarter			Nine Months
	2011	2010	Change	2011	2010	Change
Interest income, net	$3.0	$2.3	$0.7	$9.4	$9.2	$0.2
Other (expense) income, net	(0.9)	4.9	(5.8)	(2.6)	9.7	(12.3)

Total other income	$2.1	$7.2	$(5.1)	$6.8	$18.9	$(12.1)

Interest income, net, increased during the third quarter of 2011 and for the first nine months of 2011 due to higher yields compared with the same periods in 2010. Other (expense) income, net, was lower in the third quarter and first nine months of 2011, compared with the same periods in 2010, primarily due to gains on sales of marketable securities in the third quarter and nine months of 2010. In addition, we recorded a $0.6 million write-down of long-term equity investments in the third quarter of 2011. Other (expense) income, net for the first nine months of 2011 includes a charge of $1.8 million for other-than-temporary impairments from investments in marketable securities and write-downs of long-term equity investments.

Income Taxes

In the third quarter of 2011, income tax expense was $0.3 million, compared with $16.1 million in the year-ago quarter. Tax expense decreased due to losses from domestic operations that were partially offset by increased income from foreign operations. Tax benefits associated with domestic losses and credits have been offset by the establishment of a valuation allowance against our domestic deferred tax assets.

For the first nine months of 2011, we reported a tax benefit of $8.8 million, compared with tax expense of $32.8 million in the comparable period of 2010. In the first nine months of 2011, a benefit of $6.2 million was recorded from the reversal of tax accruals no longer required due to settlement of tax audits and the expiration of a statute of limitations, compared with a similar benefit of $16.9 million in the first nine months of 2010. Excluding these benefits, tax expense declined due to losses from domestic operations that were partially offset by increased income from foreign operations. Tax benefits associated with domestic losses and credits have been substantially offset by a valuation allowance on domestic deferred tax assets.

Segments

We operate in three business segments: Broadband, Transport and Services. The Broadband segment includes three product categories: data, managed access and access products.

Segment Revenue (in millions)

	Third Quarter			Nine Months
	2011	2010	Change	2011	2010	Change
Broadband	$170.1	$199.2	(14.6)%	$505.8	$619.0	(18.3)%
Transport	86.6	170.1	(49.1)%	300.3	430.7	(30.3)%
Services	57.1	60.5	(5.6)%	164.3	182.1	(9.8)%

Total revenue	$313.8	$429.8	(27.0)%	$970.4	$1,231.8	(21.2)%

Segment Profit* (in millions)

	Third Quarter			Nine Months
	2011	2010	Change	2011	2010	Change
Broadband	$22.9	$48.8	(53.1)%	$39.6	$195.7	(79.8)%
Transport	4.6	71.6	(93.6)%	47.8	168.3	(71.6)%
Services	22.8	22.5	1.3%	54.4	62.7	(13.2)%

Total segment profit	$50.3	$142.9	(64.8)%	$141.8	$426.7	(66.8)%

*	We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, the impact of equity-based compensation and the goodwill and IPR&D impairment charges.

Third quarter 2011 compared with third quarter 2010

Broadband Segment

Revenue from the Broadband segment was $170.1 million, compared with $199.2 million. Within this segment, increased revenue from managed access products was offset by lower revenue from data and access products. Managed access revenue was $46.3 million, up 53.3% compared with $30.2 million. Most of this increase came from higher revenue from managed access systems. Data product revenue was $80.6 million, compared with $111.0 million as higher revenue from managed edge systems was offset by lower revenue from our multi-service router series. Access revenue, was $43.2 million, compared with $58.0 million primarily as a result of lower revenue from single-family optical network terminal (ONT) units. Broadband segment profit was $22.9 million, compared with $48.8 million. The decline in segment profit was driven primarily by lower revenue from multi-service router series products and higher research and development expenses.

Transport

Revenue from the Transport segment was $86.6 million, compared with $170.1 million. Within this segment, revenue from digital cross-connect systems and optical transport systems declined. Transport segment profit was $4.6 million, compared with $71.6 million. The decline in segment profit was driven primarily by the lower level of digital cross-connect system revenue.

Services

Revenue from the Services segment was $57.1 million, compared with $60.5 million. The decline in segment revenue was driven primarily by lower deployment revenue, which was partially offset by higher professional and support revenue. Services segment profit was $22.8 million, compared with $22.5 million. The slight increase in segment profit was driven primarily by higher professional and support services revenue, which was partially offset by lower revenue from deployment services.

Nine months 2011 compared with nine months 2010

Broadband Segment

Revenue from the Broadband segment was $505.8 million, compared with $619.0 million. Within this segment, increased revenue from managed access products was offset by lower revenue from data and access products. Managed access revenue was $100.5 million, up 11.7% from $90.0 million. Within this category, increased revenue from managed access systems offset lower revenue from SDH transport systems. Data product revenue was $282.2 million, compared with $400.5 million as increased revenue from managed edge systems was offset by lower revenue from our multi-service router series. Access revenue was $123.1 million, compared with $128.5 million, as increased revenue from access systems was offset by lower revenue from single-family ONTs. Broadband segment profit was $39.6 million, compared with $195.7 million. The decline in segment profit was driven primarily by lower revenue from our multi-service router series and higher research and development expenses.

Transport Segment

Revenue from the Transport segment was $300.3 million, compared with $430.7 million. Within this segment, increased revenue from optical transport systems was offset by lower revenue from digital cross-connect systems. Transport segment profit was $47.8 million, compared with $168.3 million. The decline in segment profit was driven primarily by the lower level of digital cross-connect system revenue.

Services

Revenue from the Services segment was $164.3 million, compared with $182.1 million. The decline in segment revenue was driven primarily by lower deployment revenue, which was partially offset by higher support revenue. Services segment profit was $54.4 million, compared with $62.7 million. The decrease in segment profit was primarily due to higher professional and support services revenue, which was partially offset by lower revenue from deployment services.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained cash, cash equivalents and marketable securities of $1,030.1 million as of September 30, 2011, which decreased by $104.4 million since year-end 2010. Of the total cash, cash equivalents and marketable securities, as of September 30, 2011, $391.6 million was held in subsidiaries outside the United States. Cash generated from operating activities in the third quarter of 2011 was $21.5 million. Cash used for operating activities during the nine months of 2011 was $31.8 million.

During the third quarter of 2011, we distributed $7.3 million to our stockholders through a quarterly cash dividend and repurchased 10,057 shares of common stock at a cost of $42,980 under the 10b5-1 plan. During the nine months of 2011, we distributed $21.8 million through our quarterly cash dividends and repurchased 0.1 million shares of common stock at a cost of $0.6 million under the 10b5-1 plan.

We provide no assurance as to a future declaration or payment of cash dividends nor do we provide future assurance of repurchases of common stock.

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

Goodwill and Intangible Assets

We review goodwill annually for impairment, unless potential interim indicators exist that could result in an impairment. Given that we have continued to experience a significant decline in business volumes from a major customer that has had an adverse impact on the results of the Broadband segment, which is not expected to reverse in the near-term, and since Tellabs’ overall market capitalization continued to fall below book value, we completed an interim goodwill impairment review for the Broadband segment.

Step one of this review involved determining the Broadband segment’s fair value using the present value of future cash flows based on estimates, judgments and assumptions that management believes are appropriate for the circumstances (Level 3 fair value assumptions, see Note 5, Fair Value Measurements). We determined that the fair value of the Broadband segment was below its carrying value, which necessitated a step two review to determine whether or not to record a goodwill impairment charge.

The step two review involved determining the fair value of the identifiable net assets of the Broadband segment, excluding goodwill, and comparing this to the fair value from step one. We determined that the fair value of the identifiable net assets, excluding goodwill, was greater than the fair value of the segment, resulting in no value attributable to goodwill. Consequently, the financial results for the third quarter of 2011 include an impairment charge for the full amount of Broadband segment goodwill, amounting to $82.7 million.

The remaining goodwill balance of $122.3 million at September 30, 2011, relates entirely to the Services segment. Based on the step one review of the Services segment, we determined that the fair value of this segment was significantly greater than its carrying value, requiring no further review.

In conjunction with the interim goodwill impairment review, we assessed the valuation of our indefinite-lived intangible assets, which consists of in-process research and development (IPR&D). For IPR&D, the review involves determining the present value of future cash flows based on estimates, judgments, and assumptions that management believes are appropriate for the circumstances (level 3 fair value assumptions, see Note 5, Fair Value Measurements). Updated management projections related to the IPR&D from the WiChorus acquisition in 2009 resulted in an impairment charge in the third quarter of 2011 of $20.0 million.

We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. As a result of certain impairment indicators discussed above, we completed a test for recoverability of our amortizable intangible assets in the third quarter of 2011. This test involved comparing the carrying value of the assets to the net undiscounted cash flows expected to be generated from the assets. Based on this test, we determined that the assets are recoverable, requiring no further review.

The impairment charges for both goodwill and IPR&D, a combined $102.7 million, are included in the Consolidated Statements of Operations as Goodwill and IPR&D Impairment.

GAAP Sequential Comparisons

We believe that comparing some quarterly Statement of Operations data on a sequential basis provides important supplemental information to management and investors regarding financial and business trends relating to our financial results. Commonly compared sequential comparisons of GAAP data include total revenue, segment revenue and profit, geographic revenue split and the split between growth and core portfolios.

Third quarter 2011 compared with second quarter 2011

Total revenue was $313.8 million, compared with $334.2 million. Increased Broadband segment revenue and essentially flat Services segment revenue were offset by lower Transport segment revenue.

Total Broadband segment revenue was $170.1 million, up 4.5% from $162.7 million. Within this segment, increased revenue from managed access and access systems offset lower revenue from data. Managed access revenue was $46.3 million, up 66.5% from $27.8 million, as increased revenue from managed access systems offset lower revenue from SDH transport systems. Access revenue was $43.2 million, up 8.5% from $39.8 million, as increased revenue from single family ONT units was essentially offset by lower revenue from access systems. Data revenue was $80.6 million, compared with $95.1 million. Revenue for both multi-service edge router series and managed edge systems declined. Broadband segment profit was $22.9 million, compared with loss of $3.0 million. The increase in segment profit was driven primarily by the higher level of managed access revenue.

Transport segment revenue was $86.6 million, compared with $114.3 million, as revenue from both digital cross-connect systems and optical transport systems declined. Transport segment profit, driven by lower digital cross-connect and optical transport system revenue, was $4.6 million compared with $27.2 million.

Services segment revenue was $57.1 million, compared with $57.2 million. Within this segment increased revenue from professional services was essentially offset by lower revenue from deployment and support services. Services segment profit, driven primarily by increased professional services revenue, partially offset by lower deployment and services revenue, was $22.8 million, compared with $21.6 million in the prior quarter.

Revenue from customers outside North America was $162.8 million (or 52% of total revenue) up 3.7% from $157.0 million (or 47% of total revenue). North American revenue was $151.0 million (or 48% of total revenue) compared with $177.2 million (or 53% of total revenue).

Growth portfolio revenue was $185.1 million (or 59% of total revenue), compared with $202.8 million (or 61% of total revenue). Given the level of research and development expenses in early lifecycle products, this portfolio is not presently profitable. Core portfolio revenue was $128.7 million (or 41% of total revenue), compared with $131.4 million (or 39% of total revenue).

Non-GAAP Financial Measures and Comparisons

We believe that comparing some quarterly non-GAAP financial measures on a sequential basis provides important supplemental information to management and investors regarding financial and business trends relating to our financial results. Commonly compared non-GAAP financial data includes gross profit as a percentage of revenue, operating expenses, operating earnings, net earnings and net earnings per share. A complete reconciliation between non-GAAP financial measures and the GAAP financial measures, along with an explanation of why we believe non-GAAP measures to be of value to management and investors, is contained in the Reconciliation of Non-GAAP Adjustments on pages 29 through 32.

Third quarter 2011 compared with second quarter 2011

Non-GAAP gross profit margin was 41.0%, compared with 37.7% in the prior quarter as the higher level of managed access revenue and a more favorable data product mix more than offset lower Transport segment revenue and the impact of the lower overall revenue on cost of sales.

Non-GAAP operating expenses were $135.3 million, down from $138.3 million. A slight increase in sales and marketing expenses was offset by lower spending across the rest of the business.

Non-GAAP operating loss was $6.5 million, compared with $12.2 million. Lower operating expenses and improved gross profit margin enabled us to narrow the non-GAAP loss, despite the lower overall revenue level.

Driven primarily by the higher level of managed access revenue, non-GAAP net loss was $2.6 million or $0.01 per share (basic and diluted), compared with $6.9 million or $0.02 per share (basic and diluted).

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Third Quarter 2011			Third Quarter 2010
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
In millions, except per-share data
Revenue
Products	$256.7	$—	$256.7	$369.3	$—	$369.3
Services	57.1	—	57.1	60.5	—	60.5

Total revenue	313.8	—	313.8	429.8	—	429.8

Cost of Revenue
Products (a)	151.0	(0.3)	150.7	175.6	(0.6)	175.0
Services (a)	34.8	(0.5)	34.3	38.5	(0.6)	37.9

Total cost of revenue	185.8	(0.8)	185.0	214.1	(1.2)	212.9

Gross Profit	128.0	0.8	128.8	215.7	1.2	216.9

Gross profit as a percentage of revenue	40.8%	0.2%	41.0%	50.2%	0.3%	50.5%

Gross profit as a percentage of revenue - products	41.2%	0.1%	41.3%	52.5%	0.1%	52.6%
Gross profit as a percentage of revenue - services	39.1%	0.8%	39.9%	36.4%	1.0%	37.4%

Operating Expenses
Research and development (a)	80.8	(2.3)	78.5	76.3	(2.3)	74.0
Sales and marketing (a)	41.4	(1.1)	40.3	43.6	(1.4)	42.2
General and administrative (a)	18.6	(2.1)	16.5	24.0	(2.5)	21.5
Intangible asset amortization (b)	5.0	(5.0)	—	6.1	(6.1)	—
Restructuring and other charges (c)	19.5	(19.5)	—	—	—	—
Goodwill and IPR&D impairment (d)	102.7	(102.7)	—	—	—	—

Total operating expenses	268.0	(132.7)	135.3	150.0	(12.3)	137.7

Operating (Loss) Earnings	(140.0)	133.5	(6.5)	65.7	13.5	79.2

Operating (loss) earnings as a percentage of revenue	-44.6%	42.5%	-2.1%	15.3%	3.1%	18.4%

Other Income
Interest income, net	3.0	—	3.0	2.3	—	2.3
Other (expense) income, net (e)	(0.9)	0.6	(0.3)	4.9	—	4.9

Total other income	2.1	0.6	2.7	7.2	—	7.2

(Loss) Earnings Before Income Tax	(137.9)	134.1	(3.8)	72.9	13.5	86.4
Income tax (expense) benefit (f)	(0.3)	1.5	1.2	(16.1)	(11.6)	(27.7)

Net (Loss) Earnings	$(138.2)	$135.6	$(2.6)	$56.8	$1.9	$58.7

Weighted Average Shares Outstanding
Basic	365.2		365.2	376.3		376.3

Diluted	365.2		365.2	379.8		379.8

Net (Loss) Earnings Per Share
Basic	$(0.38)	$0.37	$(0.01)	$0.15	$0.01	$0.16

Diluted	$(0.38)	$0.37	$(0.01)	$0.15	$—	$0.15

(1)	Reconciliation of non-GAAP Adjustments

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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Nine Months 2011			Nine Months 2010
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
In millions, except per-share data
Revenue
Products	$806.1	$—	$806.1	$1,049.7	$—	$1,049.7
Services	164.3	—	164.3	182.1	—	182.1

Total revenue	970.4	—	970.4	1,231.8	—	1,231.8

Cost of Revenue
Products (a)	483.5	(1.3)	482.2	476.9	(1.6)	475.3
Services (a)	111.6	(1.7)	109.9	121.1	(1.7)	119.4

Total cost of revenue	595.1	(3.0)	592.1	598.0	(3.3)	594.7

Gross Profit	375.3	3.0	378.3	633.8	3.3	637.1

Gross profit as a percentage of revenue	38.7%	0.3%	39.0%	51.5%	0.2%	51.7%

Gross profit as a percentage of revenue - products	40.0%	0.2%	40.2%	54.6%	0.1%	54.7%
Gross profit as a percentage of revenue - services	32.1%	1.0%	33.1%	33.5%	0.9%	34.4%

Operating Expenses
Research and development (a)	244.6	(8.1)	236.5	216.8	(6.4)	210.4
Sales and marketing (a)	126.9	(3.7)	123.2	132.5	(3.9)	128.6
General and administrative (a)	63.3	(7.3)	56.0	73.7	(6.9)	66.8
Intangible asset amortization (b)	15.3	(15.3)	—	20.9	(20.9)	—
Restructuring and other charges (c)	20.5	(20.5)	—	9.5	(9.5)	—
Goodwill and IPR&D impairment (d)	102.7	(102.7)	—	—	—	—

Total operating expenses	573.3	(157.6)	415.7	453.4	(47.6)	405.8

Operating (Loss) Earnings	(198.0)	160.6	(37.4)	180.4	50.9	231.3

Operating (loss) earnings as a percentage of revenue	-20.4%	16.5%	-3.9%	14.6%	4.2%	18.8%

Other Income
Interest income, net	9.4	—	9.4	9.2	—	9.2
Other (expense) income, net (e)	(2.6)	0.6	(2.0)	9.7	—	9.7

Total other income	6.8	0.6	7.4	18.9	—	18.9

(Loss) Earnings Before Income Tax	(191.2)	161.2	(30.0)	199.3	50.9	250.2
Income tax benefit (expense) (f)	8.8	0.8	9.6	(32.8)	(47.3)	(80.1)

Net (Loss) Earnings	$(182.4)	$162.0	$(20.4)	$166.5	$3.6	$170.1

Weighted Average Shares Outstanding
Basic	364.3		364.3	382.1		382.1

Diluted	364.3		364.3	386.7		386.7

Net (Loss) Earnings Per Share
Basic	$(0.50)	$0.44	$(0.06)	$0.44	$0.01	$0.45

Diluted	$(0.50)	$0.44	$(0.06)	$0.43	$0.01	$0.44

(1)	Reconciliation of non-GAAP Adjustments

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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Third Quarter 2011			Second Quarter 2011
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
In millions, except per-share data
Revenue
Products	$256.7	$—	$256.7	$277.0	$—	$277.0
Services	57.1	—	57.1	57.2	—	57.2

Total revenue	313.8	—	313.8	334.2	—	334.2

Cost of Revenue
Products (a)	151.0	(0.3)	150.7	173.0	(0.5)	172.5
Services (a)	34.8	(0.5)	34.3	36.2	(0.6)	35.6

Total cost of revenue	185.8	(0.8)	185.0	209.2	(1.1)	208.1

Gross Profit	128.0	0.8	128.8	125.0	1.1	126.1

Gross profit as a percentage of revenue	40.8%	0.2%	41.0%	37.4%	0.3%	37.7%

Gross profit as a percentage of revenue - products	41.2%	0.1%	41.3%	37.5%	0.2%	37.7%
Gross profit as a percentage of revenue - services	39.1%	0.8%	39.9%	36.7%	1.1%	37.8%

Operating Expenses
Research and development (a)	80.8	(2.3)	78.5	83.5	(3.2)	80.3
Sales and marketing (a)	41.4	(1.1)	40.3	40.8	(1.3)	39.5
General and administrative (a)	18.6	(2.1)	16.5	21.0	(2.5)	18.5
Intangible asset amortization (b)	5.0	(5.0)	—	5.1	(5.1)	—
Restructuring and other charges (c)	19.5	(19.5)	—	—	—	—
Goodwill and IPR&D impairment (d)	102.7	(102.7)	—	—	—	—

Total operating expenses	268.0	(132.7)	135.3	150.4	(12.1)	138.3

Operating (Loss) Earnings	(140.0)	133.5	(6.5)	(25.4)	13.2	(12.2)

Operating (loss) earnings as a percentage of revenue	-44.6%	42.5%	-2.1%	-7.6%	3.9%	-3.7%

Other Income
Interest income, net	3.0	—	3.0	3.1	—	3.1
Other (expense) income, net (e)	(0.9)	0.6	(0.3)	(1.1)	—	(1.1)

Total other income	2.1	0.6	2.7	2.0	—	2.0

(Loss) Earnings Before Income Tax	(137.9)	134.1	(3.8)	(23.4)	13.2	(10.2)
Income tax (expense) benefit (f)	(0.3)	1.5	1.2	3.3	—	3.3

Net (Loss) Earnings	$(138.2)	$135.6	$(2.6)	$(20.1)	$13.2	$(6.9)

Weighted Average Shares Outstanding
Basic	365.2		365.2	364.6		364.6

Diluted	365.2		365.2	364.6		364.6

Net (Loss) Earnings Per Share
Basic	$(0.38)	$0.37	$(0.01)	$(0.06)	$0.04	$(0.02)

Diluted	$(0.38)	$0.37	$(0.01)	$(0.06)	$0.04	$(0.02)

(1)	Reconciliation of non-GAAP Adjustments

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

Footnotes to reconciliation of non-GAAP adjustments:

(a)	The adjustments to cost of revenue, research and development, sales and marketing, and general and administrative expenses reflect equity-based compensation expense. We exclude these measures when reviewing financial results and for business planning and performance management. We believe that the exclusion of equity-based compensation expense allows for more accurate comparisons of operating results to our peer companies. In addition, we believe this non-cash GAAP measure is not indicative of our fundamental operating performance.

(b)	We exclude amortization of intangible assets resulting from acquisitions to evaluate our continuing operational performance. The amortization of purchased intangible assets associated with acquisitions results in recording expense in our GAAP financial statements that were already expensed by the acquired company before the acquisition and for which we have not expended cash. We believe this non-cash GAAP measure is not indicative of our fundamental operating performance. Accordingly, we analyze the performance of operations without regard to such expenses.

(c)	We exclude restructuring and other charges because we believe that they occur outside of the ordinary course of and are not related directly to the underlying performance of our fundamental business operations. We exclude these measures when reviewing financial results and for business planning and performance management. Although these events are reflected in our GAAP financials, these transactions may limit the comparability of our fundamental operations with prior and future periods.

(d)	We recorded a $82.7 million goodwill impairment charge in the third quarter of 2011, which related to the Broadband segment. In addition, we recorded a $20.0 million other-than-temporary impairment for in-process research and development intangible assets in the third quarter and first nine months of 2011. We believe these non-cash GAAP measures are not indicative of our core operating performance.

(e)	The $0.6 million adjustment to Other (expense) income in the third quarter and first nine months of 2011 reflects losses on the write-down of long-term equity investments. We exclude write-downs and gains on sales of long-term equity investments because we believe that they are not related directly to the underlying performance of our working capital assets.

(f)	We calculate a separate tax expense and effective tax rate for GAAP and for non-GAAP purposes. For non-GAAP purposes, we use a 32% effective tax rate which represents the projected, long term effective tax rate on non-GAAP pretax income.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no material changes in our critical accounting policies during the quarter.

Outlook

We are targeting fourth-quarter 2011 revenue to be flat to slightly up, but given our lower visibility into customers’ spending, we are guiding to a broader range from $300 million to $330 million. We expect fourth-quarter non-GAAP gross margin to be flat, plus or minus a point or two, depending on mix. We expect fourth-quarter non-GAAP operating expense to be down again in the mid-$130 millions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2011, there were no material changes to the market risks disclosure, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

See Note 6, Investments for a discussion of our investments in marketable securities for the periods ended September 30, 2011 and December 31, 2010.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 13, Contingencies – Legal Proceedings to the condensed consolidated financial statements included in Part I, Item  1 of this report is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) [1]
7/2/11 through 8/5/11	6,967	$4.40	6,967	$224.6
8/6/11 through 9/2/11	2,898	$3.96	2,898	$224.6
9/3/11 through 9/30/11	192	$4.37	192	$224.6

Total	10,057	$4.27	10,057

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

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock. We purchased 10,057 shares for $42,980 in the third quarter of 2011 and 0.1 million shares for $0.6 million in the first nine months of 2011 under this program.

As of September 30, 2011, we purchased 56.6 million shares of our common stock under the $600 million repurchase program at a total cost of $375.4 million, leaving $224.6 million available to be purchased under this program. We did not purchase any shares under this program in the third quarter and first nine months of 2011. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 19,164 shares for $0.1 million in the third quarter of 2011 and 0.9 million shares for $4.4 million in the first nine months of 2011 to cover withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

Item 6. Exhibits

(A) Exhibits

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.
(Registrant)

/s/ Thomas P. Minichiello
Thomas P. Minichiello
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer and duly authorized officer)

November 8, 2011
(Date)