Form 10-Q/A
period 2011-07-01
TELLABS INC
filed 2011-12-05
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Tellabs, Inc. originally filed its Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 on August 10, 2011. We are filing this amendment on Form 10-Q/A to restate our consolidated financial statements and other financial information for the three and six month periods ended July 1, 2011. The impact of the restatement is more fully described in Note 1a to the Consolidated Financial Statements contained in this Amendment No. 1.

This Form 10-Q/A amends and restates in their entireties Items 1, 2 and 4 of Part 1 and supplements Item 1A of Part II of our original Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (SEC) on August 10, 2011, and no other information included in that report is amended hereby.

In addition to the filing of this Form 10-Q/A, we are also filing an amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, to restate our consolidated financial statements and other financial information for the three and nine month periods then ended. The previously issued unaudited consolidated financial statements and other financial information for the fiscal quarters ending July 1, 2011 and September 30, 2011 filed on Forms 10-Q should no longer be relied upon.

This Amendment No. 1 continues to speak as of the date of the filing of that original Quarterly Report on Form 10-Q, and we have not updated the disclosures contained herein to reflect any events that occurred at a later date. Accordingly, this Amendment No. 1 should be read in conjunction with other subsequent filings we have made with the SEC, including the Form 10-Q/A for the quarter ended September 30, 2011.

TELLABS, INC.

PART I . FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarter		Six Months
	7/1/11	7/2/10	7/1/11	7/2/10
In millions, except per-share data	Restated		Restated
Revenue
Products	$259.5	$361.9	$531.9	$680.4
Services	57.2	60.9	107.2	121.6

Total revenue	316.7	422.8	639.1	802.0

Cost of Revenue
Products	165.3	155.7	324.8	301.3
Services	36.2	40.9	76.8	82.6

Total cost of revenue	201.5	196.6	401.6	383.9

Gross Profit	115.2	226.2	237.5	418.1

Gross profit as a percentage of revenue	36.4%	53.5%	37.2%	52.1%

Gross profit as a percentage of revenue - products	36.3%	57.0%	38.9%	55.7%
Gross profit as a percentage of revenue - services	36.7%	32.8%	28.4%	32.1%

Operating Expenses
Research and development	83.5	71.3	163.8	140.5
Sales and marketing	40.8	43.8	85.5	88.9
General and administrative	21.0	24.9	44.7	49.7
Intangible asset amortization	5.1	7.4	10.3	14.8
Restructuring and other charges	—	(0.5)	1.0	9.5

Total operating expenses	150.4	146.9	305.3	303.4

Operating (Loss) Earnings	(35.2)	79.3	(67.8)	114.7

Operating (loss) earnings as a percentage of revenue	-11.1%	18.8%	-10.6%	14.3%

Other Income
Interest income, net	3.1	3.0	6.4	6.9
Other (expense) income, net	(1.1)	2.1	(1.7)	4.8

Total other income	2.0	5.1	4.7	11.7

(Loss) Earnings Before Income Tax	(33.2)	84.4	(63.1)	126.4
Income tax benefit (expense )	3.9	(20.3)	9.7	(16.7)

Net (Loss) Earnings	$(29.3)	$64.1	$(53.4)	$109.7

Weighted Average Shares Outstanding
Basic	364.6	385.4	363.8	385.0

Diluted	364.6	389.9	363.8	389.5

Net (Loss) Earnings Per Share
Basic	$(0.08)	$0.17	$(0.15)	$0.28

Diluted	$(0.08)	$0.16	$(0.15)	$0.28

Cash Dividends Per Share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	7/1/11	12/31/10
	Unaudited
In millions, except share data	Restated
Assets
Current Assets
Cash and cash equivalents	$213.6	$208.8
Investments in marketable securities	844.4	925.7

Total cash, cash equivalents and marketable securities	1,058.0	1,134.5

Other marketable securities	167.5	213.6
Accounts receivable, net of allowances of $1.4 and $1.3	342.2	342.6
Inventories
Raw materials	36.9	30.3
Finished goods	126.7	132.0

Total inventories	163.6	162.3
Income taxes	20.3	14.8
Miscellaneous receivables and other current assets	45.3	45.0

Total Current Assets	1,796.9	1,912.8

Property, Plant and Equipment
Land	21.3	20.8
Buildings and improvements	209.8	204.2
Equipment	452.0	422.8

Total property, plant and equipment	683.1	647.8
Accumulated depreciation	(404.3)	(378.5)

Property, plant and equipment, net	278.8	269.3
Goodwill	205.3	204.9
Intangible Assets, Net of Amortization	86.4	96.7
Other Assets	110.9	119.2

Total Assets	$2,478.3	$2,602.9

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$106.4	$123.4
Accrued compensation	47.7	97.2
Restructuring and other charges	3.8	7.7
Income taxes	70.6	88.4
Loan related to other marketable securities	167.5	213.6
Deferred revenue	83.3	43.0
Other accrued liabilities	80.6	89.8

Total Current Liabilities	559.9	663.1

Long-Term Restructuring Liabilities	2.5	3.1
Income Taxes	21.7	28.1
Other Long-Term Liabilities	51.1	47.1

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 505,010,116 and 501,744,627 shares issued	5.0	5.0
Additional paid-in capital	1,564.1	1,547.9
Treasury stock, at cost: 140,198,952 and 139,243,079 shares	(1,226.9)	(1,222.1)
Retained earnings	1,354.2	1,422.1
Accumulated other comprehensive income	146.7	108.6

Total Stockholders’ Equity	1,843.1	1,861.5

Total Liabilities and Stockholders’ Equity	$2,478.3	$2,602.9

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	7/1/11	7/2/10
In millions	Restated
Operating Activities
Net (loss) earnings	$(53.4)	$109.7
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	38.6	39.1
Loss on disposal of property, plant and equipment	0.1	0.2
Equity-based compensation	15.6	13.2
Deferred income taxes	(2.8)	(0.5)
Restructuring and other charges	1.0	9.5
Net loss (gain) on investments in marketable securities	0.4	(7.5)
Other-than-temporary impairment charges on investments	1.2	—
Excess tax benefits from equity-based compensation	(0.2)	0.6
Net changes in assets and liabilities:
Accounts receivable	12.2	(22.9)
Inventories	1.7	(8.7)
Miscellaneous receivables and other current assets	(5.2)	4.8
Other assets	(0.9)	3.8
Accounts payable	(18.2)	7.0
Restructuring and other charges	(5.5)	(6.5)
Deferred revenue	38.1	33.4
Other accrued liabilities	(67.9)	(13.2)
Income taxes	(11.7)	3.6
Other long-term liabilities	3.6	0.3

Net Cash (Used for) Provided by Operating Activities	(53.3)	165.9

Investing Activities
Capital expenditures	(32.1)	(14.1)
Payments for purchases of investments	(384.9)	(923.7)
Proceeds from sales and maturities of investments	485.1	1,010.3

Net Cash Provided by Investing Activities	68.1	72.5

Financing Activities
Proceeds from short-term borrowings	1.3	—
Payments of short-term borrowings	(1.3)	—
Proceeds from issuance of common stock under stock plans	0.5	6.7
Repurchase of common stock	(4.8)	(21.3)
Excess tax benefits from equity-based compensation	0.2	(0.6)
Dividends paid	(14.5)	(15.4)

Net Cash Used for Financing Activities	(18.6)	(30.6)

Effect of Exchange Rate Changes on Cash	8.6	(10.9)

Net Increase in Cash and Cash Equivalents	4.8	196.9
Cash and Cash Equivalents - Beginning of Year	208.8	154.0

Cash and Cash Equivalents - End of Period	$213.6	$350.9

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

1a. Restatement

On November 28, 2011, we determined that $17.5 million of revenue recognized in the quarter ended July 1, 2011, should have instead been recognized in the quarter ended September 30, 2011, as more fully described below. As a result, we have concluded that the previously issued interim financial statements included in our Quarterly Report on Form 10-Q as of and for the quarter ended July 1, 2011, should no longer be relied upon.

In the second quarter of 2011, we had recognized $15.3 million of revenue related to a project with a customer outside North America. The related products were accepted by the customer and title passed to the customer in the second quarter. However, we recently discovered that these products had been shipped to a temporary, third-party storage location, arranged by our local office to accommodate delivery. While $2.6 million of these products were delivered from the third-party warehouse to the customer by the end of the second quarter, the balance of these products were not delivered from the third-party warehouse to the customer until July 20, 2011. Consequently, we have concluded that revenue for the undelivered products as of the end of the second quarter should have been recognized in the third quarter. The effects of this adjustment, together with other immaterial adjustments are included in the tables below.

The restatement changes the following line items in our Statements of Operations:

	Second Quarter			Six Months
	7/1/11			7/1/11
	Previously Reported	Net Adjustments	Restated	Previously Reported	Net Adjustments	Restated
Total revenue	$334.2	$(17.5)	$316.7	$656.6	$(17.5)	$639.1
Total cost of revenue	209.2	(7.7)	201.5	409.3	(7.7)	401.6
Gross profit	125.0	(9.8)	115.2	247.3	(9.8)	237.5
Operating loss	(25.4)	(9.8)	(35.2)	(58.0)	(9.8)	(67.8)
Net loss	(20.1)	(9.2)	(29.3)	(44.2)	(9.2)	(53.4)
Net loss per share	(0.06)	(0.02)	(0.08)	(0.12)	(0.03)	(0.15)

The restatement changes the following line items in our Consolidated Balance Sheet as of July 1, 2011:

	Previously Reported	Net Adjustments	Restated
Total inventories	$155.9	$7.7	$163.6
Income taxes	19.8	0.5	20.3
Total current assets	1,788.7	8.2	1,796.9
Total Assets	2,470.1	8.2	2,478.3
Deferred revenue	65.9	17.4	83.3
Total current liabilities	542.5	17.4	559.9
Retained earnings	1,363.4	(9.2)	1,354.2
Total Stockholders’ Equity	1,852.3	(9.2)	1,843.1
Total Liabilities and Stockholders’ Equity	2,470.1	8.2	2,478.3

The restatement does not impact previously reported operating, investing or financing cash flows for the first six months of 2011.

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

We classify the portion of warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Product warranty liabilities are as follows:

	Second Quarter		Six Months
	7/1/11	7/2/10	7/1/11	7/2/10
Balance – beginning of period	$21.2	$28.9	$19.4	$31.4
Accruals for product warranties	2.1	1.5	4.9	3.9
Settlements	(1.9)	(0.7)	(2.3)	(2.9)
Other adjustments to accruals for product warranties	(1.4)	(2.3)	(2.0)	(5.0)

Balance – end of period	$20.0	$27.4	$20.0	$27.4

Balance sheet classification - end of period	Balance at 7/1/11	Balance at 7/2/10
Other accrued liabilities	$8.7	$10.5
Other long-term liabilities	11.3	16.9

Total product warranty liabilities	$20.0	$27.4

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

The following is a summary of PSU activity during 2011 as of July 1, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	2,127,318	$5.86
Granted[1]	1,824,569	$5.58
Vested	(798,241)	$5.07
Forfeited	(525,762)	$7.82

Non-vested – end of period	2,627,884	$5.51

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

9. Income Taxes (Restated)

We recorded a tax benefit of $3.9 million in the second quarter and $9.7 million for the first six months of 2011. Tax expense reflects an effective tax rate below the federal statutory rate of 35% due to limitations on our ability to record a full tax benefit on losses from domestic operations, and the effect of establishing a valuation allowance against domestic deferred tax assets. In addition, our effective tax rate was favorably impacted by a $2.8 million benefit in the second quarter and $6.2 million for the first six months of 2011 from the reversal of tax accruals no longer required due to the settlement of audits or the expiration of a statute of limitations.

10. Comprehensive (Loss) Income

Comprehensive (loss) income for the second quarter and the first six months of 2011 and 2010 consists of the following:

	Second Quarter		Six Months
	7/1/11	7/2/10	7/1/11	7/2/10
	Restated		Restated
Net (loss) earnings	$(29.3)	$64.1	$(53.4)	$109.7
Net change in unrealized gains (losses) related to:
Available-for-sale securities, net of tax	2.4	(0.7)	(0.6)	(0.3)
Cash flow hedges, net of tax	—	(0.1)	—	1.3
Net investment hedges, net of tax	(2.7)	5.9	(10.0)	10.6
Foreign currency translation adjustments	13.1	(43.8)	48.9	(73.5)

Comprehensive (loss) income	$(16.5)	$25.4	$(15.1)	$47.8

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

Consolidated revenue by segment follows:

	Second Quarter		Six Months
	7/1/11	7/2/10	7/1/11	7/2/10
	Restated		Restated
Broadband	$149.0	$228.7	$322.0	$419.8
Transport	110.5	133.2	209.9	260.6
Services	57.2	60.9	107.2	121.6

Total	$316.7	$422.8	$639.1	$802.0

Segment profit and reconciliation to operating (loss) earnings by segment follows:

	Second Quarter		Six Months
	7/1/11	7/2/10	7/1/11	7/2/10
	Restated		Restated
Broadband	$(10.0)	$86.1	$9.7	$146.9
Transport	24.4	51.7	40.4	96.7
Services	21.6	20.7	31.6	40.2

Total segment profit	36.0	158.5	81.7	283.8
Sales and marketing expenses	(40.8)	(43.8)	(85.5)	(88.9)
General and administrative expenses	(21.0)	(24.9)	(44.7)	(49.7)
Equity-based compensation	(4.3)	(3.6)	(8.0)	(6.2)
Intangible asset amortization	(5.1)	(7.4)	(10.3)	(14.8)
Restructuring and other charges	—	0.5	(1.0)	(9.5)

Operating (loss) earnings	$(35.2)	$79.3	$(67.8)	$114.7

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

We record repurchased shares as Treasury stock.

14. Net (Loss) Earnings Per Share

The following table sets forth the computation of net (loss) earnings per share:

	Second Quarter		Six Months
	7/1/11	7/2/10	7/1/11	7/2/10
	Restated		Restated
Numerator:
Net (loss) earnings	$(29.3)	$64.1	$(53.4)	$109.7

Denominator:
Denominator for basic net (loss) earnings per share – weighted average shares outstanding	364.6	385.4	363.8	385.0
Effect of dilutive securities:
Employee stock options and restricted and performance stock awards	—	4.5	—	4.5

Denominator for diluted net (loss) earnings per share – adjusted weighted average shares outstanding and assumed conversions	364.6	389.9	363.8	389.5

Net (loss) earnings per share, basic	$(0.08)	$0.17	$(0.15)	$0.28

Net (loss) earnings per share, diluted	$(0.08)	$0.16	$(0.15)	$0.28

Anti-dilutive employee equity-based awards, excluded [1]	25.7	18.9	25.2	19.2

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

As discussed in the Explanatory Note and Note 1a — Restatement — we have restated our previously issued unaudited consolidated financial statements. This Management’s Discussion and Analysis of Results of Operations and Financial Condition has been revised to reflect the effects of the restatement.

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

RESULTS OF OPERATIONS

Net loss in the second quarter of 2011 was $29.3 million or $0.08 per share (basic and diluted), compared with net earnings of $64.1 million or $0.17 per basic share and $0.16 per diluted share in the second quarter of 2010. For the first six months of 2011, net loss was $53.4 million or $0.15 per share (basic and diluted), compared with net earnings of $109.7 million or $0.28 per share (basic and diluted) in the first six months of 2010. The net loss in both periods was driven by lower revenue and gross profit margin and higher operating expenses.

Revenue (in millions)

	Second Quarter			Six Months
	2011	2010	Change	2011	2010	Change
Products	$259.5	$361.9	(28.3)%	$531.9	$680.4	(21.8)%
Services	57.2	60.9	(6.1)%	107.2	121.6	(11.8)%

Total revenue	$316.7	$422.8	(25.1)%	$639.1	$802.0	(20.3)%

Second quarter 2011 compared with second quarter 2010

On a geographic basis, revenue from customers outside North America grew to $139.5 million (or 44% of total revenue), up 50.6% from $92.6 million (or 22% of total revenue) as revenue increased in the Europe, Middle East and Africa and Latin America regions. Revenue from customers in North America (United States and Canada) was $177.2 million (or 56% of total revenue), compared with $330.2 million (or 78% of total revenue). Revenue concentration from our two major customers was 35% in the second quarter, consistent with the prior quarter. The decrease in revenue was driven primarily by lower revenue for data and digital cross-connect systems from a major North American carrier.

Revenue from our growth portfolio (the Tellabs® 6300 Managed Transport System, the Tellabs® 7100 Optical Transport System, the Tellabs® 7300 Metro Ethernet Switching Series, the Tellabs® 8600 Managed Edge System, the Tellabs® 8800 Multiservice Router Series, the Tellabs SmartCore® 9100 Platform, and professional services) was $185.3 million (or 58% of total revenue), compared with $243.9 million (or 58% of total revenue). Given the level of research and development expenses in early lifecycle products, this portfolio is not presently profitable.

Our core portfolio (the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 8100 Managed Access System, the Tellabs® 8000 Intelligent Network Manager, the Tellabs® 3000 Series of voice-enhancement products, the Tellabs Access products and deployment, training and support services) accounted for $131.4 million (or 42% of total revenue), compared with $178.9 million (or 42% of total revenue).

Six months 2011 compared with six months 2010

On a geographic basis, revenue from customers outside North America grew to $286.8 million (or 45% of total revenue) up 45.0% from $197.8 million (or 25% of total revenue) as revenue increased in all geographic regions outside North America. Revenue from customers in North America was $352.3 million (or 55% of total revenue), compared with $604.2 million (or 75% of total revenue). Revenue concentration from our two major customers was 35% in the first six months of 2011, lower than the prior year period. The decrease in revenue was driven primarily by lower revenue for data and digital cross-connect systems from a major North American carrier.

Revenue from our growth portfolio was $379.7 million (or 59% of total revenue), compared with $458.5 million (or 57% of total revenue). Our core portfolio accounted for $259.4 million (or 41% of total revenue), compared with $343.5 million (or 43% of total revenue).

Gross Margin

	Second Quarter			Six Months
	2011	2010	% Point Change	2011	2010	% Point Change
Products	36.3%	57.0%	(20.7)	38.9%	55.7%	(16.8)
Services	36.7%	32.8%	3.9	28.4%	32.1%	(3.7)
Consolidated	36.4%	53.5%	(17.1)	37.2%	52.1%	(14.9)

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

Income Taxes

For the second quarter of 2011, we reported a tax benefit of $3.9 million, compared with a tax expense of $20.3 million for the second quarter of 2010. In the second quarter we recorded a benefit of $2.8 million related to the resolution of an Internal Revenue Service audit of the 2007 and 2008 tax years. Excluding this benefit, tax expense decreased due to losses from domestic operations and a decline in income from foreign operations, partially offset by a valuation allowance on domestic deferred tax assets.

For the first six months of 2011, we reported a tax benefit of $9.7 million, compared with a tax expense of $16.7 million for the first six months of 2010. In the first six months of 2011, a benefit of $6.2 million was recorded from the reversal of tax accruals no longer required due to settlement of tax audits and the expiration of a statute of limitations, compared with a similar benefit of $13.3 million in the first six months of 2010. Excluding these benefits, tax expense declined due to losses from domestic operations and a decline in income from foreign operations, partially offset by a valuation allowance on domestic deferred tax assets.

Segments

We operate in three business segments: Broadband, Transport and Services. The Broadband segment includes three product categories: data, managed access and access products.

Segment Revenue (in millions)

	Second Quarter			Six Months
	2011	2010	Change	2011	2010	Change
Broadband	$149.0	$228.7	(34.8)%	$322.0	$419.8	(23.3)%
Transport	110.5	133.2	(17.0)%	209.9	260.6	(19.5)%
Services	57.2	60.9	(6.1)%	107.2	121.6	(11.8)%

Total revenue	$316.7	$422.8	(25.1)%	$639.1	$802.0	(20.3)%

Segment (Loss) Profit* (in millions)

	Second Quarter			Six Months
	2011	2010	Change	2011	2010	Change
Broadband	$(10.0)	$86.1	(111.6)%	$9.7	$146.9	(93.4)%
Transport	24.4	51.7	(52.8)%	40.4	96.7	(58.2)%
Services	21.6	20.7	4.3%	31.6	40.2	(21.4)%

Total segment profit	$36.0	$158.5	(77.3)%	$81.7	$283.8	(71.2)%

*	We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, and the impact of equity-based compensation.

Second quarter 2011 compared with second quarter 2010

Broadband Segment

Revenue from the Broadband segment was $149.0 million, compared with $228.7 million. Within this segment, revenue from all product categories decreased on a year-over-year basis. Data product revenue was $81.4 million, compared with $158.8 million as higher revenue from managed edge systems was offset by lower revenue from our multi-service router series. Access revenue was $39.8 million, compared with $40.4 million. Increased revenue from single-family optical network terminal (ONT) units was essentially offset by lower revenue from access systems. Managed access revenue was $27.8 million, compared with $29.5 million. Most of this decline came from lower revenue from SDH transport systems. Broadband segment loss was $10.0 million, compared with profit of $86.1 million. The decline in segment profit was driven primarily by lower revenue from our multi-service router series and higher research and development expenses.

Transport

Revenue from the Transport segment was $110.5 million, compared with $133.2 million. Within this segment, increased revenue from optical transport systems was offset by lower revenue from digital cross-connect systems. Transport segment profit was $24.4 million, compared with $51.7 million. The decline in segment profit was driven primarily by lower revenue from digital cross-connect systems.

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

Six months 2011 compared with six months 2010

Broadband Segment

Revenue from the Broadband segment was $322.0 million, compared with $419.8 million. Within this segment, reduced revenue from the data and managed access categories was partially offset by increased revenue from access products. Data product revenue was $187.9 million, compared with $289.5 million as increased revenue from managed edge systems was offset by lower revenue from our multi-service router series. Access revenue was $79.9 million, up 13.3% from $70.5 million, driven by increased revenue from access systems and single-family optical network terminal (ONT) units. Managed access revenue was $54.2 million, compared with $59.8 million. Most of this decline came from lower revenue from managed access systems. Broadband segment profit was $9.7 million, compared with $146.9 million. The decline in segment profit was driven primarily by lower revenue from our multi-service router series and higher research and development expenses.

Transport Segment

Revenue from the Transport segment was $209.9 million, compared with $260.6 million. Within this segment, increased revenue from optical transport systems was offset by lower revenue from digital cross-connect systems. Transport segment profit was $40.4 million, compared with $96.7 million. The decline in segment profit was driven primarily by lower revenue from digital cross-connect systems.

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

Second quarter 2011 compared with first quarter 2011

Total revenue was $316.7 million, compared with $322.4 million. Increased Transport and Services segment revenue was offset by lower Broadband segment revenue.

Total Broadband segment revenue was $149.0 million, compared with $173.0 million. Within this segment, data revenue was $81.4 million, compared with $106.5 million. Higher revenue for our multi-service edge router series was offset by lower revenue from managed edge systems. Access revenue was $39.8 million, compared with $40.1 million, as increased revenue from single family ONT units was essentially offset by lower revenue from access systems. Managed access revenue was $27.8 million, up 5.3% from $26.4 million, as increased revenue from managed access systems offset lower revenue from SDH transport systems. Broadband segment loss was $10.0 million, compared with profit of $19.7 million. The decline in segment profit was driven by lower data revenue and higher research and development expenses.

Transport segment revenue was $110.5 million, up 11.2% from $99.4 million, as increased revenue from optical transport systems offset lower revenue from digital cross-connect systems. Transport segment profit, driven by higher segment revenue and improved margins on optical transport systems, was $24.4 million, up 52.5% from $16.0 million.

Services segment revenue was $57.2 million, up 14.4% from $50.0 million, as a result of increased revenue from deployment and support services. Services segment profit, driven primarily by the higher level of revenue and lower costs, was $21.6 million, more than double the $10.0 million recorded in the prior quarter.

North American revenue was $177.2 million (or 56% of total revenue) compared with $175.1 million (or 54% of total revenue). Outside North America, revenue was $139.5 million (or 44% of total revenue) from $147.3 million (or 46% of total revenue).

Growth portfolio revenue was $185.3 million (or 58% of total revenue), compared with $194.4 million (or 60% of total revenue). Given the level of research and development expenses in early lifecycle products, this portfolio is not presently profitable. Core portfolio revenue was $131.4 million (or 42% of total revenue), compared with $128.0 million (or 40% of total revenue).

Non-GAAP Financial Measures and Comparisons

We believe that comparing some quarterly non-GAAP financial measures on a sequential basis provides important supplemental information to management and investors regarding financial and business trends relating to our financial results. Commonly compared non-GAAP financial data includes gross profit as a percentage of revenue, operating expenses, operating earnings, net earnings and net earnings per share. A complete reconciliation between non-GAAP financial measures and the GAAP financial measures, along with an explanation of why we believe non-GAAP measures to be of value to management and investors, is contained in the Reconciliation of Non-GAAP Adjustments provided on pages 30 through 33.

Second quarter 2011 compared with first quarter 2011

Non-GAAP gross profit margin was 36.7%, compared with 38.3% in the prior quarter. Higher services gross margins partially offset lower product gross margins. Services margins increased due to the higher level of revenue and lower costs. Product margins decreased due to the lower level of data and cross-connect system revenue, which was somewhat offset by improved margins on optical transport systems.

Non-GAAP operating expenses were $138.3 million, compared with $142.1 million. Increased research and development expenses were offset by lower spending across the rest of the business.

Non-GAAP operating loss was $22.0 million, compared with $18.7 million, driven by lower revenue and gross profit margin.

Driven primarily by lower revenue and gross profit margin, non-GAAP net loss was $13.6 million or $0.04 per share (basic and diluted), compared with $10.9 million or $0.03 per share (basic and diluted).

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Second Quarter 2011			Second Quarter 2010
In millions, except per-share data	As Restated	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenue
Products	$259.5	$—	$259.5	$361.9	$—	$361.9
Services	57.2	—	57.2	60.9	—	60.9

Total revenue	316.7	—	316.7	422.8	—	422.8

Cost of Revenue
Products (a)	165.3	(0.5)	164.8	155.7	(0.6)	155.1
Services (a)	36.2	(0.6)	35.6	40.9	(0.6)	40.3

Total cost of revenue	201.5	(1.1)	200.4	196.6	(1.2)	195.4

Gross Profit	115.2	1.1	116.3	226.2	1.2	227.4

Gross profit as a percentage of revenue	36.4%	0.3%	36.7%	53.5%	0.3%	53.8%

Gross profit as a percentage of revenue - products	36.3%	0.2%	36.5%	57.0%	0.1%	57.1%
Gross profit as a percentage of revenue - services	36.7%	1.1%	37.8%	32.8%	1.0%	33.8%

Operating Expenses
Research and development (a)	83.5	(3.2)	80.3	71.3	(2.4)	68.9
Sales and marketing (a)	40.8	(1.3)	39.5	43.8	(1.4)	42.4
General and administrative (a)	21.0	(2.5)	18.5	24.9	(2.5)	22.4
Intangible asset amortization (b)	5.1	(5.1)	—	7.4	(7.4)	—
Restructuring and other charges (c)	—	—	—	(0.5)	0.5	—

Total operating expenses	150.4	(12.1)	138.3	146.9	(13.2)	133.7

Operating (Loss) Earnings	(35.2)	13.2	(22.0)	79.3	14.4	93.7

Operating (loss) earnings as a percentage of revenue	-11.1%	4.2%	-6.9%	18.8%	3.4%	22.2%

Other Income
Interest income, net	3.1	—	3.1	3.0	—	3.0
Other (expense) income, net	(1.1)	—	(1.1)	2.1	—	2.1

Total other income	2.0	—	2.0	5.1	—	5.1

(Loss) Earnings Before Income Tax	(33.2)	13.2	(20.0)	84.4	14.4	98.8
Income tax benefit (expense) (d)	3.9	2.5	6.4	(20.3)	(11.3)	(31.6)

Net (Loss) Earnings	$(29.3)	$15.7	$(13.6)	$64.1	$3.1	$67.2

Weighted Average Shares Outstanding
Basic	364.6		364.6	385.4		385.4

Diluted	364.6		364.6	389.9		389.9

Net Earnings Per Share
Basic	$(0.08)	$0.04	$(0.04)	$0.17	$—	$0.17

Diluted	$(0.08)	$0.04	$(0.04)	$0.16	$0.01	$0.17

(1)	Reconciliation of non-GAAP Adjustments

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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Six Months 2011			Six Months 2010
In millions, except per-share data	As Restated	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenue
Products	$531.9	$—	$531.9	$680.4	$—	$680.4
Services	107.2	—	107.2	121.6	—	121.6

Total revenue	639.1	—	639.1	802.0	—	802.0

Cost of Revenue
Products (a)	324.8	(1.0)	323.8	301.3	(1.0)	300.3
Services (a)	76.8	(1.2)	75.6	82.6	(1.1)	81.5

Total cost of revenue	401.6	(2.2)	399.4	383.9	(2.1)	381.8

Gross Profit	237.5	2.2	239.7	418.1	2.1	420.2

Gross profit as a percentage of revenue	37.2%	0.3%	37.5%	52.1%	0.3%	52.4%

Gross profit as a percentage of revenue - products	38.9%	0.2%	39.1%	55.7%	0.2%	55.9%
Gross profit as a percentage of revenue - services	28.4%	1.1%	29.5%	32.1%	0.9%	33.0%

Operating Expenses
Research and development (a)	163.8	(5.8)	158.0	140.5	(4.1)	136.4
Sales and marketing (a)	85.5	(2.6)	82.9	88.9	(2.5)	86.4
General and administrative (a)	44.7	(5.2)	39.5	49.7	(4.4)	45.3
Intangible asset amortization (b)	10.3	(10.3)	—	14.8	(14.8)	—
Restructuring and other charges (c)	1.0	(1.0)	—	9.5	(9.5)	—

Total operating expenses	305.3	(24.9)	280.4	303.4	(35.3)	268.1

Operating (Loss) Earnings	(67.8)	27.1	(40.7)	114.7	37.4	152.1

Operating (loss) earnings as a percentage of revenue	-10.6%	4.2%	-6.4%	14.3%	4.7%	19.0%

Other Income
Interest income, net	6.4	—	6.4	6.9	—	6.9
Other (expense) income, net	(1.7)	—	(1.7)	4.8	—	4.8

Total other income	4.7	—	4.7	11.7	—	11.7

(Loss) Earnings Before Income Tax	(63.1)	27.1	(36.0)	126.4	37.4	163.8
Income tax benefit (expense) (d)	9.7	1.8	11.5	(16.7)	(35.7)	(52.4)

Net (Loss) Earnings	$(53.4)	$28.9	$(24.5)	$109.7	$1.7	$111.4

Weighted Average Shares Outstanding
Basic	363.8		363.8	385.0		385.0

Diluted	363.8		363.8	389.5		389.5

Net (Loss) Earnings Per Share
Basic	$(0.15)	$0.08	$(0.07)	$0.28	$0.01	$0.29

Diluted	$(0.15)	$0.08	$(0.07)	$0.28	$0.01	$0.29

(1)	Reconciliation of non-GAAP Adjustments

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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Second Quarter 2011			First Quarter 2011
In millions, except per-share data	As Restated	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenue
Products	$259.5	$—	$259.5	$272.4	$—	$272.4
Services	57.2	—	57.2	50.0	—	50.0

Total revenue	316.7	—	316.7	322.4	—	322.4

Cost of Revenue
Products (a)	165.3	(0.5)	164.8	159.5	(0.5)	159.0
Services (a)	36.2	(0.6)	35.6	40.6	(0.6)	40.0

Total cost of revenue	201.5	(1.1)	200.4	200.1	(1.1)	199.0

Gross Profit	115.2	1.1	116.3	122.3	1.1	123.4

Gross profit as a percentage of revenue	36.4%	0.3%	36.7%	37.9%	0.4%	38.3%

Gross profit as a percentage of revenue - products	36.3%	0.2%	36.5%	41.4%	0.2%	41.6%
Gross profit as a percentage of revenue - services	36.7%	1.1%	37.8%	18.8%	1.2%	20.0%

Operating Expenses
Research and development (a)	83.5	(3.2)	80.3	80.3	(2.6)	77.7
Sales and marketing (a)	40.8	(1.3)	39.5	44.7	(1.3)	43.4
General and administrative (a)	21.0	(2.5)	18.5	23.7	(2.7)	21.0
Intangible asset amortization (b)	5.1	(5.1)	—	5.2	(5.2)	—
Restructuring and other charges (c)	—	—	—	1.0	(1.0)	—

Total operating expenses	150.4	(12.1)	138.3	154.9	(12.8)	142.1

Operating (Loss) Earnings	(35.2)	13.2	(22.0)	(32.6)	13.9	(18.7)

Operating (loss) earnings as a percentage of revenue	-11.1%	4.2%	-6.9%	-10.1%	4.3%	-5.8%

Other Income
Interest income, net	3.1	—	3.1	3.3	—	3.3
Other expense, net	(1.1)	—	(1.1)	(0.6)	—	(0.6)

Total other income	2.0	—	2.0	2.7	—	2.7

(Loss) Earnings Before Income Tax	(33.2)	13.2	(20.0)	(29.9)	13.9	(16.0)
Income tax benefit (expense) (d)	3.9	2.5	6.4	5.8	(0.7)	5.1

Net (Loss) Earnings	$(29.3)	$15.7	$(13.6)	$(24.1)	$13.2	$(10.9)

Weighted Average Shares Outstanding
Basic	364.6		364.6	363.0		363.0

Diluted	364.6		364.6	363.0		363.0

Net (Loss) Earnings Per Share
Basic	$(0.08)	$0.04	$(0.04)	$(0.07)	$0.04	$(0.03)

Diluted	$(0.08)	$0.04	$(0.04)	$(0.07)	$0.04	$(0.03)

(1)	Reconciliation of non-GAAP Adjustments

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

Item 4. Controls and Procedures

Restatement

In the second quarter of 2011, we had recognized $15.3 million of revenue related to a project with a customer outside North America. The related products were accepted by the customer and title passed to the customer in the second quarter. However, we recently discovered that these products had been shipped to a temporary, third-party storage location, arranged by our local office to accommodate delivery. While $2.6 million of these products were delivered from the third-party warehouse to the customer by the end of the second quarter, the balance of these products were not delivered from the third-party warehouse to the customer until July 20, 2011. Consequently, we have concluded that revenue for the undelivered products as of the end of the second quarter should have been recognized in the third quarter.

We concluded on November 28, 2011 that our unaudited consolidated financial statements for the second quarter of 2011 included in our Quarterly Report on Form 10-Q for that quarter should no longer be relied upon. Accordingly, we are restating our unaudited consolidated financial statements for the second quarter of 2011.

Evaluation of Disclosure Controls and Procedures (Restated)

In Tellabs’ Quarterly Report on Form 10-Q for the quarter ended July 1, 2011, originally filed on August 10, 2011, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of July 1, 2011. In connection with our decision to restate the unaudited consolidated financial statements as of and for the period ended July 1, 2011, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of July 1, 2011, as a result of a material weakness related to our regional inventory control processes.

Specifically, our procedure with respect to the shipment of product intended to be delivered to a customer did not get fully implemented and the fact of such failure, and details regarding the custody and control of such product, was not communicated to our management responsible for financial reporting. This control deficiency resulted in Tellabs recording revenue in the quarter ended July 1, 2011 that should have been recognized in the third quarter. If not remediated, this control deficiency could result in future material misstatements to revenue within our financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Plan

Management and the Board of Directors are committed to the continued improvement of our overall system of internal control over financial reporting. Management believes the remediation measures described below will assist in remediating the identified material weakness and strengthen our internal control over financial reporting.

•

Management will provide additional training to personnel involved in the logistics aspects of its operations. This training will be similar in scope and substance to the training already provided to our supply chain personnel, and will include procedures for reporting to finance personnel additional information with respect to the custody and control of products for which revenue is being recorded in the relevant period.

•

Management will enhance the procedures for making appropriate inquiries of logistics, supply chain and sales personnel to obtain additional information relative to the custody and control of products for which revenue is being recorded in the relevant period and will strengthen policies related to custody and control and the reporting of related information.

Although management at this time is not aware of any misconduct relating to the circumstances requiring the restatement, the Audit and Ethics Committee of the Board of Directors has retained independent counsel to conduct an investigation related to the restatement. The investigation will assist us in remediating any associated material weaknesses in our internal control over financial reporting. We do not anticipate that the results of the investigation will impact the amounts included in our restated financial statements.

Changes in Internal Controls

There were no material changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under “Note 12 – Contingencies – Legal Proceedings” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no other material changes to the risk factors included in our Annual Report for the year ended December 31, 2010, other than the risk entitled “We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements.” which risk is described below.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 4 of Part I of this report, management identified a material weakness in our internal control over financial reporting related to our regional inventory control process. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of the last day of the period covered by this report. We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) [1]
4/2/11 through 5/6/11	2,659	$ 5.20	2,659	$ 224.6
5/7/11 through 6/3/11	2,706	$ 4.68	2,706	$ 224.6
6/4/11 through 7/1/11	1,356	$ 4.09	1,356	$ 224.6

Total	6,721	$ 4.77	6,721

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

December 2, 2011
(Date)