Form 10-Q/A
period 2011-09-30
TELLABS INC
filed 2011-12-05
CIK 317771

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

EXPLANATORY NOTE

Tellabs, Inc. originally filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 on November 8, 2011. We are filing this amendment on Form 10-Q/A to restate our consolidated financial statements and other financial information for the three and nine month periods ended September 30, 2011. The impact of the restatement is more fully described in Note 1a to the Consolidated Financial Statements contained in this Amendment No. 1.

This Form 10-Q/A amends and restates in their entireties Items 1, 2 and 4 of Part 1 and supplements Item 1A of Part II of our original Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (SEC) on November 8, 2011, and no other information included in that report is amended hereby.

In addition to the filing of this Form 10-Q/A, we are also filing an amendment to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2011, to restate our consolidated financial statements and other financial information for the three and six month periods then ended. The previously issued unaudited consolidated financial statements and other financial information for the fiscal quarters ending July 1, 2011 and September 30, 2011 filed on Forms 10-Q should no longer be relied upon.

This Amendment No. 1 continues to speak as of the date of the filing of that original Quarterly Report on Form 10-Q, and we have not updated the disclosures contained herein to reflect any events that occurred at a later date. Accordingly, this Amendment No. 1 should be read in conjunction with other subsequent filings we have made with the SEC.

TELLABS, INC.

PART I . FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarter		Nine Months
	9/30/11	10/1/10	9/30/11	10/1/10
In millions, except per-share data	Restated		Restated
Revenue
Products	$272.7	$369.3	$804.6	$1,049.7
Services	57.1	60.5	164.3	182.1

Total revenue	329.8	429.8	968.9	1,231.8

Cost of Revenue
Products	158.7	175.6	483.5	476.9
Services	34.8	38.5	111.6	121.1

Total cost of revenue	193.5	214.1	595.1	598.0

Gross Profit	136.3	215.7	373.8	633.8
Gross profit as a percentage of revenue	41.3%	50.2%	38.6%	51.5%

Gross profit as a percentage of revenue - products	41.8%	52.5%	39.9%	54.6%
Gross profit as a percentage of revenue - services	39.1%	36.4%	32.1%	33.5%

Operating Expenses
Research and development	80.8	76.3	244.6	216.8
Sales and marketing	41.4	43.6	126.9	132.5
General and administrative	18.6	24.0	63.3	73.7
Intangible asset amortization	5.0	6.1	15.3	20.9
Restructuring and other charges	19.5	—	20.5	9.5
Goodwill and IPR&D impairment	102.7	—	102.7	—

Total operating expenses	268.0	150.0	573.3	453.4

Operating (Loss) Earnings	(131.7)	65.7	(199.5)	180.4

Operating (loss) earnings as a percentage of revenue	-39.9%	15.3%	-20.6%	14.6%

Other Income
Interest income, net	3.0	2.3	9.4	9.2
Other (expense) income, net	(0.9)	4.9	(2.6)	9.7

Total other income	2.1	7.2	6.8	18.9

(Loss) Earnings Before Income Tax	(129.6)	72.9	(192.7)	199.3
Income tax (expense) benefit	(0.5)	(16.1)	9.2	(32.8)

Net (Loss) Earnings	$(130.1)	$56.8	$(183.5)	$166.5

Weighted Average Shares Outstanding
Basic	365.2	376.3	364.3	382.1

Diluted	365.2	379.8	364.3	386.7

Net (Loss) Earnings Per Share
Basic	$(0.36)	$0.15	$(0.50)	$0.44

Diluted	$(0.36)	$0.15	$(0.50)	$0.43

Cash Dividends Per Share	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	9/30/11	12/31/10
	Unaudited
In millions, except share data	Restated
Assets
Current Assets
Cash and cash equivalents	$194.2	$208.8
Investments in marketable securities	835.9	925.7

Total cash, cash equivalents and marketable securities	1,030.1	1,134.5

Other marketable securities	163.7	213.6
Accounts receivable, net of allowances of $1.4 and $1.3	297.3	342.6
Inventories
Raw materials	42.2	30.3
Finished goods	113.6	132.0

Total inventories	155.8	162.3
Income taxes	36.8	14.8
Miscellaneous receivables and other current assets	37.6	45.0

Total Current Assets	1,721.3	1,912.8

Property, Plant and Equipment
Land	20.9	20.8
Buildings and improvements	203.3	204.2
Equipment	446.2	422.8

Total property, plant and equipment	670.4	647.8
Accumulated depreciation	(398.3)	(378.5)

Property, plant and equipment, net	272.1	269.3
Goodwill	122.3	204.9
Intangible Assets, Net of Amortization	61.9	96.7
Other Assets	102.1	119.2

Total Assets	$2,279.7	$2,602.9

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$105.9	$123.4
Accrued compensation	52.1	97.2
Restructuring and other charges	15.6	7.7
Income taxes	79.4	88.4
Loan related to other marketable securities	163.7	213.6
Deferred revenue	35.8	43.0
Other accrued liabilities	76.1	89.8

Total Current Liabilities	528.6	663.1

Long-Term Restructuring Liabilities	4.6	3.1
Income Taxes	22.3	28.1
Other Long-Term Liabilities	46.8	47.1

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 505,151,032 and 501,744,627 shares issued	5.1	5.0
Additional paid-in capital	1,570.4	1,547.9
Treasury stock, at cost: 140,228,173 and 139,243,079 shares	(1,227.1)	(1,222.1)
Retained earnings	1,216.8	1,422.1
Accumulated other comprehensive income	112.2	108.6

Total Stockholders’ Equity	1,677.4	1,861.5

Total Liabilities and Stockholders’ Equity	$2,279.7	$2,602.9

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	9/30/11	10/1/10
In millions	Restated
Operating Activities
Net (loss) earnings	$(183.5)	$166.5
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	57.6	57.5
Loss on disposal of property, plant and equipment	0.7	—
Goodwill and IPR&D impairment	102.7	—
Equity-based compensation	21.9	20.7
Deferred income taxes	(0.8)	11.1
Restructuring and other charges	20.5	9.5
Net loss (gain) on investments in marketable securities	0.1	(12.0)
Other-than-temporary impairment charges on investments	1.8	—
Excess tax benefits from equity-based compensation	(0.2)	—
Net changes in assets and liabilities:
Accounts receivable	43.6	(12.8)
Inventories	6.8	(14.9)
Miscellaneous receivables and other current assets	(11.0)	6.3
Other assets	(2.5)	(3.5)
Accounts payable	(14.0)	3.1
Restructuring and other charges	(9.8)	(10.4)
Deferred revenue	(8.1)	19.9
Other accrued liabilities	(59.2)	2.9
Income taxes	3.4	(8.5)
Other long-term liabilities	(1.8)	0.3

Net Cash (Used for) Provided by Operating Activities	(31.8)	235.7

Investing Activities
Capital expenditures	(45.8)	(31.1)
Payments for purchases of investments	(616.1)	(1,970.1)
Proceeds from sales and maturities of investments	708.7	2,045.3

Net Cash Provided by Investing Activities	46.8	44.1

Financing Activities
Proceeds from short-term borrowings	1.3	—
Payments of short-term borrowings	(1.3)	—
Proceeds from issuance of common stock under stock plans	0.6	7.1
Repurchase of common stock	(5.0)	(132.6)
Excess tax benefits from equity-based compensation	0.2	—
Dividends paid	(21.8)	(22.9)

Net Cash Used for Financing Activities	(26.0)	(148.4)

Effect of Exchange Rate Changes on Cash	(3.6)	0.8

Net (Decrease) Increase in Cash and Cash Equivalents	(14.6)	132.2
Cash and Cash Equivalents - Beginning of Year	208.8	154.0

Cash and Cash Equivalents - End of Period	$194.2	$286.2

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

1a. Restatement

On November 28, 2011, we determined that $17.5 million of revenue recognized in the quarter ended July 1, 2011, should have instead been recognized in the quarter ended September 30, 2011, as more fully described below. As a result, we have concluded that the previously issued interim financial statements included in our Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2011, should no longer be relied upon.

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

The restatement changes the following line items in our Statements of Operations:

	Third Quarter			Nine Months
	9/30/11			9/30/11
	Previously Reported	Net Adjustments	Restated	Previously Reported	Net Adjustment	Restated

Total revenue	$313.8	$16.0	$329.8	$970.4	$(1.5)	$968.9

Total cost of revenue	185.8	7.7	193.5	595.1	—	595.1

Gross profit	128.0	8.3	136.3	375.3	(1.5)	373.8

Operating (loss) earnings	(140.0)	8.3	(131.7)	(198.0)	(1.5)	(199.5)

Net (loss) earnings	(138.2)	8.1	(130.1)	(182.4)	(1.1)	(183.5)

Net loss per share	(0.38)	0.02	(0.36)	(0.50)	—	(0.50)

The restatement does not have a material impact on our reported financial position at September 30, 2011 and it does not impact previously reported operating, investing or financing cash flows for the first nine months of 2011.

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

The following table summarizes restructuring and other charges activity by segment for the third quarter and first nine months of 2011 and the status of the reserves at September 30, 2011:

		Third Quarter Activity
	Balance at 7/1/11	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 9/30/11
2011 Restructuring Plan
Broadband	$—	$10.1	$(1.1)	$(0.8)	$8.2
Transport	—	4.7	(0.5)	(0.3)	3.9
Services	—	3.9	(1.0)	—	2.9

Subtotal 2011 Restructuring Plan	—	18.7	(2.6)	(1.1)	15.0

2010 Restructuring Plan
Broadband	0.6	0.1	(0.4)	—	0.3
Transport	0.4	0.1	(0.4)	—	0.1
Services	0.1	—	—	—	0.1

Subtotal 2010 Restructuring Plan	1.1	0.2	(0.8)	—	0.5

Previous Restructuring Plans
Broadband	4.4	0.5	(0.6)	(0.1)	4.2
Transport	0.4	0.1	(0.2)	—	0.3
Services	0.4	—	(0.1)	(0.1)	0.2

Subtotal Previous Restructuring Plans	5.2	0.6	(0.9)	(0.2)	4.7

Total Restructuring Plans	$6.3	$19.5	$(4.3)	$(1.3)	$20.2

		Nine Months Activity
	Balance at 12/31/10	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 9/30/11
2011 Restructuring Plan
Broadband	$—	$10.1	$(1.1)	$(0.8)	$8.2
Transport	—	4.7	(0.5)	(0.3)	3.9
Services	—	3.9	(1.0)	—	2.9

Subtotal 2011 Restructuring Plan	—	18.7	(2.6)	(1.1)	15.0

2010 Restructuring Plan
Broadband	1.4	0.5	(1.6)	—	0.3
Transport	1.0	0.1	(1.0)	—	0.1
Services	—	0.2	(0.1)	—	0.1

Subtotal 2010 Restructuring Plan	2.4	0.8	(2.7)	—	0.5

Previous Restructuring Plans
Broadband	6.4	0.6	(2.7)	(0.1)	4.2
Transport	1.5	(0.1)	(1.1)	—	0.3
Services	0.5	0.5	(0.7)	(0.1)	0.2

Subtotal Previous Restructuring Plans	8.4	1.0	(4.5)	(0.2)	4.7

Total Restructuring Plans	$10.8	$20.5	$(9.8)	$(1.3)	$20.2

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

10. Income Taxes (Restated)

We recorded tax expense of $0.5 million in the third quarter and a tax benefit of $9.2 million for the first nine months of 2011. Tax expense reflects an effective tax rate below the federal statutory rate of 35% due to limitations on our ability to record a full tax benefit on losses from domestic operations, and the effect of establishing a valuation allowance against domestic deferred tax assets. Tax expense and the effective tax rate were unfavorably impacted in the third quarter by the impairment of goodwill, for which no tax benefit could be recorded, and by a $1.6 million expense in the third quarter to increase a valuation allowance on foreign deferred tax assets. In addition, tax expense and the effective tax rate were favorably impacted in the first nine months of 2011 by a $6.2 million benefit recorded in prior quarters from the reversal of tax accruals no longer required due to the settlement of audits or the expiration of a statute of limitations.

11. Comprehensive (Loss) Income

Comprehensive (loss) income for the third quarter and the first nine months of 2011 and 2010 consists of the following:

	Third Quarter		Nine Months
	9/30/11	10/1/10	9/30/11	10/1/10
	Restated		Restated
Net (loss) earnings	$(130.1)	$56.8	$(183.5)	$166.5
Net change in unrealized gains (losses) related to:
Available-for-sale securities, net of tax	0.9	(1.3)	0.2	(1.6)
Cash flow hedges, net of tax	—	—	—	1.3
Net investment hedges, net of tax	4.1	(5.1)	(5.9)	5.5
Foreign currency translation adjustments	(39.5)	51.0	9.3	(22.5)

Comprehensive (loss) income	$(164.6)	$101.4	$(179.9)	$149.2

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

Consolidated revenue by segment follows:

	Third Quarter		Nine Months
	9/30/11	10/1/10	9/30/11	10/1/10
	Restated		Restated
Broadband	$182.3	$199.2	$504.3	$619.0
Transport	90.4	170.1	300.3	430.7
Services	57.1	60.5	164.3	182.1

Total	$329.8	$429.8	$968.9	$1,231.8

Segment profit and reconciliation to operating (loss) earnings by segment follows:

	Third Quarter		Nine Months
	9/30/11	10/1/10	9/30/11	10/1/10
	Restated		Restated
Broadband	$28.4	$48.8	$38.1	$195.7
Transport	7.4	71.6	47.8	168.3
Services	22.8	22.5	54.4	62.7

Total segment profit	58.6	142.9	140.3	426.7
Sales and marketing expenses	(41.4)	(43.6)	(126.9)	(132.5)
General and administrative expenses	(18.6)	(24.0)	(63.3)	(73.7)
Equity-based compensation	(3.1)	(3.5)	(11.1)	(9.7)
Intangible asset amortization	(5.0)	(6.1)	(15.3)	(20.9)
Restructuring and other charges	(19.5)	—	(20.5)	(9.5)
Goodwill and IPR&D impairment	(102.7)	—	(102.7)	—

Operating (loss) earnings	$(131.7)	$65.7	$(199.5)	$180.4

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

We record repurchased shares as Treasury stock.

15. Net (Loss) Earnings Per Share

The following table sets forth the computation of net (loss) earnings per share:

	Third Quarter		Nine Months
	9/30/11	10/1/10	9/30/11	10/1/10
	Restated		Restated
Numerator:
Net (loss) earnings	$(130.1)	$56.8	$(183.5)	$166.5

Denominator:
Denominator for basic net (loss) earnings per share – weighted average shares outstanding	365.2	376.3	364.3	382.1
Effect of dilutive securities:
Employee stock options and restricted and performance stock awards	—	3.5	—	4.6

Denominator for diluted net (loss) earnings per share – adjusted weighted average shares outstanding and assumed conversions	365.2	379.8	364.3	386.7

Net (loss) earnings per share, basic	$(0.36)	$0.15	$(0.50)	$0.44

Net (loss) earnings per share, diluted	$(0.36)	$0.15	$(0.50)	$0.43

Anti-dilutive employee equity-based awards, excluded (in shares)[1]	22.2	17.8	24.2	18.7

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

RESULTS OF OPERATIONS

Net loss in the third quarter of 2011 was $130.1 million or $0.36 per share (basic and diluted), compared with net earnings of $56.8 million or $0.15 per share (basic and diluted) in the third quarter of 2010. For the first nine months of 2011, net loss was $183.5 million or $0.50 per share (basic and diluted), compared with net earnings of $166.5 million or $0.44 per basic share and $0.43 per diluted share in the first nine months of 2010. The loss in both periods of 2011 was driven by lower revenue and gross profit margins and higher operating expenses (resulting from goodwill and in-process research and development (IPR&D) impairments, restructuring and other charges, and increased research and development expenses).

Revenue (in millions)

	Third Quarter			Nine Months
	2011	2010	Change	2011	2010	Change
Products	$272.7	$369.3	(26.2)%	$804.6	$1,049.7	(23.3)%
Services	57.1	60.5	(5.6)%	164.3	182.1	(9.8)%

Total revenue	$329.8	$429.8	(23.3)%	$968.9	$1,231.8	(21.3)%

Third quarter 2011 compared with third quarter 2010

On a geographic basis, revenue from customers outside North America grew to $178.8 million (or 54% of total revenue), up 35.7% from $131.8 million (or 31% of total revenue) as revenue increased in all geographic regions outside North America. Revenue from customers in North America (United States and Canada) was $151.0 million (or 46% of total revenue), compared with $298.0 million (or 69% of total revenue). Revenue declined across all three segments.

Revenue from our growth portfolio (the Tellabs® 6300 Managed Transport System, the Tellabs® 7100 Optical Transport System, the Tellabs® 7300 Metro Ethernet Switching Series, the Tellabs® 8600 Managed Edge System, the Tellabs® 8800 Multiservice Router Series, the Tellabs SmartCore® 9100 Platform, and professional services) was $202.6 million (or 61% of total revenue), compared with $224.4 million (or 52% of total revenue). Given the level of research and development expenses in early lifecycle products, this portfolio is not presently profitable.

Our core portfolio (the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 8100 Managed Access System, the Tellabs® 8000 Intelligent Network Manager, the Tellabs® 3000 Series of voice-enhancement products, the Tellabs Access products and deployment, training and support services) accounted for $127.2 million (or 39% of total revenue), compared with $205.4 million (or 48% of total revenue).

Nine months 2011 compared with nine months 2010

On a geographic basis, revenue from customers outside North America grew to $465.6 million (or 48% of total revenue) up 41.3% from $329.6 million (or 27% of total revenue) as revenue increased in all geographic regions outside North America. Revenue from customers in North America was $503.3 million (or 52% of total revenue), compared with $902.2 million (or 73% of total revenue). Revenue declined across all three segments.

Revenue from our growth portfolio was $582.3 million (or 60% of total revenue), compared with $682.9 million (or 55% of total revenue). Our core portfolio accounted for $386.6 million (or 40% of total revenue), compared with $548.9 million (or 45% of total revenue).

Gross Margin

	Third Quarter			Nine Months
	2011	2010	% Point Change	2011	2010	% Point Change
Products	41.8%	52.5%	(10.7)	39.9%	54.6%	(14.7)
Services	39.1%	36.4%	2.7	32.1%	33.5%	(1.4)
Consolidated	41.3%	50.2%	(8.9)	38.6%	51.5%	(12.9)

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

Income Taxes

In the third quarter of 2011, income tax expense was $0.5 million, compared with $16.1 million in the year-ago quarter. Tax expense decreased due to losses from domestic operations that were partially offset by increased income from foreign operations. Tax benefits associated with domestic losses and credits have been offset by the establishment of a valuation allowance against our domestic deferred tax assets.

For the first nine months of 2011, we reported a tax benefit of $9.2 million, compared with tax expense of $32.8 million in the comparable period of 2010. In the first nine months of 2011, a benefit of $6.2 million was recorded from the reversal of tax accruals no longer required due to settlement of tax audits and the expiration of a statute of limitations, compared with a similar benefit of $16.9 million in the first nine months of 2010. Excluding these benefits, tax expense declined due to losses from domestic operations that were partially offset by increased income from foreign operations. Tax benefits associated with domestic losses and credits have been substantially offset by a valuation allowance on domestic deferred tax assets.

Segments

We operate in three business segments: Broadband, Transport and Services. The Broadband segment includes three product categories: data, managed access and access products.

Segment Revenue (in millions)

	Third Quarter			Nine Months
	2011	2010	Change	2011	2010	Change
Broadband	$182.3	$199.2	(8.5)%	$504.3	$619.0	(18.5)%
Transport	90.4	170.1	(46.9)%	300.3	430.7	(30.3)%
Services	57.1	60.5	(5.6)%	164.3	182.1	(9.8)%

Total revenue	$329.8	$429.8	(23.3)%	$968.9	$1,231.8	(21.3)%

Segment Profit* (in millions)

	Third Quarter			Nine Months
	2011	2010	Change	2011	2010	Change
Broadband	$28.4	$48.8	(41.8)%	$38.1	$195.7	(80.5)%
Transport	7.4	71.6	(89.7)%	47.8	168.3	(71.6)%
Services	22.8	22.5	1.3%	54.4	62.7	(13.2)%

Total segment profit	$58.6	$142.9	(59.0)%	$140.3	$426.7	(67.1)%

*	We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, the impact of equity-based compensation and the goodwill and IPR&D impairment charges.

Third quarter 2011 compared with third quarter 2010

Broadband Segment

Revenue from the Broadband segment was $182.3 million, compared with $199.2 million. Within this segment, increased revenue from managed access products was offset by lower revenue from data and access products. Managed access revenue was $44.8 million, up 48.3% compared with $30.2 million. Most of this increase came from higher revenue from managed access systems. Data product revenue was $94.3 million, compared with $111.0 million as higher revenue from managed edge systems was offset by lower revenue from our multi-service router series. Access revenue was $43.2 million, compared with $58.0 million primarily as a result of lower revenue from single-family optical network terminal (ONT) units. Broadband segment profit was $28.4 million, compared with $48.8 million. The decline in segment profit was driven primarily by lower revenue from multi-service router series products and higher research and development expenses.

Transport

Revenue from the Transport segment was $90.4 million, compared with $170.1 million. Within this segment, revenue from digital cross-connect systems and optical transport systems declined. Transport segment profit was $7.4 million, compared with $71.6 million. The decline in segment profit was driven primarily by the lower level of digital cross-connect system revenue.

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

Nine months 2011 compared with nine months 2010

Broadband Segment

Revenue from the Broadband segment was $504.3 million, compared with $619.0 million. Within this segment, increased revenue from managed access products was offset by lower revenue from data and access products. Managed access revenue was $99.0 million, up 10.0% from $90.0 million. Within this category, increased revenue from managed access systems offset lower revenue from SDH transport systems. Data product revenue was $282.2 million, compared with $400.5 million as increased revenue from managed edge systems was offset by lower revenue from our multi-service router series. Access revenue was $123.1 million, compared with $128.5 million, as increased revenue from access systems was offset by lower revenue from single-family ONTs. Broadband segment profit was $38.1 million, compared with $195.7 million. The decline in segment profit was driven primarily by lower revenue from our multi-service router series and higher research and development expenses.

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

In conjunction with the interim goodwill impairment review, we assessed the valuation of our indefinite-lived intangible assets, which consists of in-process research and development (IPR&D). For IPR&D, the review involves determining the present value of future cash flows based on estimates, judgments, and assumptions that management believes are appropriate for the circumstances. Updated management projections related to the IPR&D from the WiChorus acquisition in 2009 resulted in an impairment charge in the third quarter of 2011 of $20.0 million.

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

Third quarter 2011 compared with second quarter 2011

Total revenue was $329.8 million, up 4.1% compared with $316.7 million. Increased Broadband segment revenue and essentially flat Services segment revenue were offset by lower Transport segment revenue.

Total Broadband segment revenue was $182.3 million, up 22.3% from $149.0 million. Within this segment, revenue increased accross all product categories. Managed access revenue was $44.8 million, up 61.2% from $27.8 million, as increased revenue from managed access systems offset lower revenue from SDH transport systems. Access revenue was $43.2 million, up 8.5% from $39.8 million, as increased revenue from single family ONT units was essentially offset by lower revenue from access systems. Data revenue was $94.3 million, up 15.8% compared with $81.4 million. Increased revenue from the multi-service edge router series offset lower revenue from managed edge systems. Broadband segment profit was $28.4 million, compared with loss of $10.0 million. The increase in segment profit was driven primarily by the higher level of managed access and data revenue.

Transport segment revenue was $90.4 million, compared with $110.5 million, as revenue from both digital cross-connect systems and optical transport systems declined. Transport segment profit, driven by lower digital cross-connect and optical transport system revenue, was $7.4 million compared with $24.4 million.

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

Revenue from customers outside North America was $178.8 million (or 54% of total revenue) up 28.2% from $139.5 million (or 44% of total revenue). North American revenue was $151.0 million (or 46% of total revenue) compared with $177.2 million (or 56% of total revenue).

Growth portfolio revenue was $202.6 million (or 61% of total revenue), compared with $185.3 million (or 58% of total revenue). Given the level of research and development expenses in early lifecycle products, this portfolio is not presently profitable. Core portfolio revenue was $127.2 million (or 39% of total revenue), compared with $131.4 million (or 42% of total revenue).

Non-GAAP Financial Measures and Comparisons

We believe that comparing some quarterly non-GAAP financial measures on a sequential basis provides important supplemental information to management and investors regarding financial and business trends relating to our financial results. Commonly compared non-GAAP financial data includes gross profit as a percentage of revenue, operating expenses, operating earnings, net earnings and net earnings per share. A complete reconciliation between non-GAAP financial measures and the GAAP financial measures, along with an explanation of why we believe non-GAAP measures to be of value to management and investors, is contained in the Reconciliation of Non-GAAP Adjustments on pages 30 through 33.

Third quarter 2011 compared with second quarter 2011

Non-GAAP gross profit margin was 41.6%, compared with 36.7% in the prior quarter as the higher level of managed access and data product revenue more than offset lower Transport segment revenue.

Non-GAAP operating expenses were $135.3 million, down from $138.3 million. A slight increase in sales and marketing expenses was offset by lower spending across the rest of the business.

Non-GAAP operating earnings were $1.8 million, compared with a loss of $22.0 million. Increased revenue, lower operating expenses and improved gross profit margin enabled us to move from a non-GAAP loss to earnings.

Driven primarily by the higher level of managed access and data revenue, non-GAAP net earnings were $3.1 million or $0.01 per share (basic and diluted), compared with net loss of $13.6 million or $0.04 per share (basic and diluted).

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Third Quarter 2011			Third Quarter 2010
In millions, except per-share data	As Restated	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenue
Products	$272.7	$—	$272.7	$369.3	$—	$369.3
Services	57.1	—	57.1	60.5	—	60.5

Total revenue	329.8	—	329.8	429.8	—	429.8

Cost of Revenue
Products (a)	158.7	(0.3)	158.4	175.6	(0.6)	175.0
Services (a)	34.8	(0.5)	34.3	38.5	(0.6)	37.9

Total cost of revenue	193.5	(0.8)	192.7	214.1	(1.2)	212.9

Gross Profit	136.3	0.8	137.1	215.7	1.2	216.9

Gross profit as a percentage of revenue	41.3%	0.1%	41.6%	50.2%	0.3%	50.5%

Gross profit as a percentage of revenue - products	41.8%	0.1%	41.9%	52.5%	0.1%	52.6%
Gross profit as a percentage of revenue - services	39.1%	0.8%	39.9%	36.4%	1.0%	37.4%

Operating Expenses
Research and development (a)	80.8	(2.3)	78.5	76.3	(2.3)	74.0
Sales and marketing (a)	41.4	(1.1)	40.3	43.6	(1.4)	42.2
General and administrative (a)	18.6	(2.1)	16.5	24.0	(2.5)	21.5
Intangible asset amortization (b)	5.0	(5.0)	—	6.1	(6.1)	—
Restructuring and other charges (c)	19.5	(19.5)	—	—	—	—
Goodwill and IPR&D impairment (d)	102.7	(102.7)	—	—	—	—

Total operating expenses	268.0	(132.7)	135.3	150.0	(12.3)	137.7

Operating (Loss) Earnings	(131.7)	133.5	1.8	65.7	13.5	79.2

Operating (loss) earnings as a percentage of revenue	-39.9%	40.4%	0.5%	15.3%	3.1%	18.4%

Other Income
Interest income, net	3.0	—	3.0	2.3	—	2.3
Other (expense) income, net (e)	(0.9)	0.6	(0.3)	4.9	—	4.9

Total other income	2.1	0.6	2.7	7.2	—	7.2

(Loss) Earnings Before Income Tax	(129.6)	134.1	4.5	72.9	13.5	86.4
Income tax (expense) benefit (f)	(0.5)	(0.9)	(1.4)	(16.1)	(11.6)	(27.7)

Net (Loss) Earnings	$(130.1)	$133.2	$3.1	$56.8	$1.9	$58.7

Weighted Average Shares Outstanding
Basic	365.2		365.2	376.3		376.3

Diluted	365.2		365.9	379.8		379.8

Net (Loss) Earnings Per Share
Basic	$(0.36)	$0.37	$0.01	$0.15	$0.01	$0.16

Diluted	$(0.36)	$0.37	$0.01	$0.15	$—	$0.15

(1)	Reconciliation of non-GAAP Adjustments

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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Nine Months 2011			Nine Months 2010
In millions, except per-share data	As Restated	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenue
Products	$804.6	$—	$804.6	$1,049.7	$—	$1,049.7
Services	164.3	—	164.3	182.1	—	182.1

Total revenue	968.9	—	968.9	1,231.8	—	1,231.8

Cost of Revenue
Products (a)	483.5	(1.3)	482.2	476.9	(1.6)	475.3
Services (a)	111.6	(1.7)	109.9	121.1	(1.7)	119.4

Total cost of revenue	595.1	(3.0)	592.1	598.0	(3.3)	594.7

Gross Profit	373.8	3.0	376.8	633.8	3.3	637.1
Gross profit as a percentage of revenue	38.6%	0.3%	38.9%	51.5%	0.2%	51.7%

Gross profit as a percentage of revenue - products	39.9%	0.2%	40.1%	54.6%	0.1%	54.7%
Gross profit as a percentage of revenue - services	32.1%	1.0%	33.1%	33.5%	0.9%	34.4%

Operating Expenses
Research and development (a)	244.6	(8.1)	236.5	216.8	(6.4)	210.4
Sales and marketing (a)	126.9	(3.7)	123.2	132.5	(3.9)	128.6
General and administrative (a)	63.3	(7.3)	56.0	73.7	(6.9)	66.8
Intangible asset amortization (b)	15.3	(15.3)	—	20.9	(20.9)	—
Restructuring and other charges (c)	20.5	(20.5)	—	9.5	(9.5)	—
Goodwill and IPR&D impairment (d)	102.7	(102.7)	—	—	—	—

Total operating expenses	573.3	(157.6)	415.7	453.4	(47.6)	405.8

Operating (Loss) Earnings	(199.5)	160.6	(38.9)	180.4	50.9	231.3

Operating (loss) earnings as a percentage of revenue	-20.6%	16.6%	-4.0%	14.6%	4.2%	18.8%

Other Income
Interest income, net	9.4	—	9.4	9.2	—	9.2
Other (expense) income, net (e)	(2.6)	0.6	(2.0)	9.7	—	9.7

Total other income	6.8	0.6	7.4	18.9	—	18.9

(Loss) Earnings Before Income Tax	(192.7)	161.2	(31.5)	199.3	50.9	250.2
Income tax benefit (expense) (f)	9.2	0.9	10.1	(32.8)	(47.3)	(80.1)

Net (Loss) Earnings	$(183.5)	$162.1	$(21.4)	$166.5	$3.6	$170.1

Weighted Average Shares Outstanding
Basic	364.3		364.3	382.1		382.1

Diluted	364.3		364.3	386.7		386.7

Net (Loss) Earnings Per Share
Basic	$(0.50)	$0.44	$(0.06)	$0.44	$0.01	$0.45

Diluted	$(0.50)	$0.44	$(0.06)	$0.43	$0.01	$0.44

(1)	Reconciliation of non-GAAP Adjustments

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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Third Quarter 2011			Second Quarter 2011
In millions, except per-share data	As Restated	Adjustments	Non-GAAP	As Resated	Adjustments	Non-GAAP
Revenue
Products	$272.7	$—	$272.7	$259.5	$—	$259.5
Services	57.1	—	57.1	57.2	—	57.2

Total revenue	329.8	—	329.8	316.7	—	316.7

Cost of Revenue
Products (a)	158.7	(0.3)	158.4	165.3	(0.5)	164.8
Services (a)	34.8	(0.5)	34.3	36.2	(0.6)	35.6

Total cost of revenue	193.5	(0.8)	192.7	201.5	(1.1)	200.4

Gross Profit	136.3	0.8	137.1	115.2	1.1	116.3
Gross profit as a percentage of revenue	41.3%	0.1%	41.6%	36.4%	0.3%	36.7%

Gross profit as a percentage of revenue - products	41.8%	0.1%	41.9%	36.3%	0.2%	36.5%
Gross profit as a percentage of revenue - services	39.1%	0.8%	39.9%	36.7%	1.1%	37.8%

Operating Expenses
Research and development (a)	80.8	(2.3)	78.5	83.5	(3.2)	80.3
Sales and marketing (a)	41.4	(1.1)	40.3	40.8	(1.3)	39.5
General and administrative (a)	18.6	(2.1)	16.5	21.0	(2.5)	18.5
Intangible asset amortization (b)	5.0	(5.0)	—	5.1	(5.1)	—
Restructuring and other charges (c)	19.5	(19.5)	—	—	—	—
Goodwill and IPR&D impairment (d)	102.7	(102.7)	—	—	—	—

Total operating expenses	268.0	(132.7)	135.3	150.4	(12.1)	138.3

Operating (Loss) Earnings	(131.7)	133.5	1.8	(35.2)	13.2	(22.0)

Operating (loss) earnings as a percentage of revenue	-39.9%	40.4%	0.5%	-11.1%	4.2%	-6.9%

Other Income
Interest income, net	3.0	—	3.0	3.1	—	3.1
Other (expense) income, net (e)	(0.9)	0.6	(0.3)	(1.1)	—	(1.1)

Total other income	2.1	0.6	2.7	2.0	—	2.0

(Loss) Earnings Before Income Tax	(129.6)	134.1	4.5	(33.2)	13.2	(20.0)
Income tax (expense) benefit (f)	(0.5)	(0.9)	(1.4)	3.8	2.6	6.4

Net (Loss) Earnings	$(130.1)	$133.2	$3.1	$(29.4)	$15.8	$(13.6)

Weighted Average Shares Outstanding
Basic	365.2		365.2	364.6		364.6

Diluted	365.2		365.9	364.6		364.6

Net (Loss) Earnings Per Share
Basic	$(0.36)	$0.37	$0.01	$(0.08)	$0.04	$(0.04)

Diluted	$(0.36)	$0.37	$0.01	$(0.08)	$0.04	$(0.04)

(1)	Reconciliation of non-GAAP Adjustments

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

Item 4. Controls and Procedures

Restatement

In the second quarter of 2011, we had recognized $15.3 million of revenue related to a project with a customer outside North America. The related products were accepted by the customer and title passed to the customer in the second quarter. However, we recently discovered that these products had been shipped to a temporary, third-party storage location, arranged by our local office to accommodate delivery. While $2.6 million of these products were delivered from the third-party warehouse to the customer by the end of the second quarter, the balance of these products were not delivered from the third-party warehouse to the customer until July 20, 2011. Consequently, we have concluded that revenue for the undelivered products as of the end of the second quarter, should have been recognized in the third quarter.

We concluded on November 28, 2011 that our unaudited consolidated financial statements for the third quarter of 2011 included in our Quarterly Report on Form 10-Q for that quarter should no longer be relied upon. Accordingly we are restating our unaudited consolidated financial statements for the third quarter of 2011.

Evaluation of Disclosure Controls and Procedures (Restated)

In Tellabs’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, originally filed on November 8, 2011, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2011. In connection with our decision to restate the unaudited consolidated financial statements as of and for the period ended September 30, 2011, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of September 30, 2011, as a result of a material weakness related to our regional inventory control processes.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no other material changes to the risk factors included in our Annual Report for the year ended December 31, 2010, other than the risk entitled “We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements” which risk is described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) [1]
7/2/11 through 8/5/11	6,967	$ 4.40	6,967	$ 224.6
8/6/11 through 9/2/11	2,898	$ 3.96	2,898	$ 224.6
9/3/11 through 9/30/11	192	$ 4.37	192	$ 224.6

Total	10,057	$ 4.27	10,057

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