Form 10-K
period 2011-12-30
TELLABS INC
filed 2012-02-28
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-9692

TELLABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3831568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Tellabs Center, 1415 West Diehl Road, Naperville, Illinois (Address of principal executive offices)	60563 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed as of July 1, 2011, was $1,531,963,760. (Solely for the purpose of calculating the preceding amount, all directors and executive officers of the Registrant are deemed to be affiliates.)

As of February 17, 2012, there were 365,119,014 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III.

TELLABS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 30, 2011

		PAGE
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Mine Safety Disclosures	24

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	28
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	83
Item 9A.	Controls and Procedures	83
Item 9B.	Other Information	84

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	85
Item 11.	Executive Compensation	85
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85
Item 13.	Certain Relationships and Related Transactions, and Director Independence	86
Item 14.	Principal Accountant Fees and Services	86

PART IV
Item 15.	Exhibits and Financial Statement Schedules	86
	Schedule II – Valuation and Qualifying Accounts and Reserves	90
	Signatures	91
	Exhibit Index	92
	2011 Amendment to Tellabs, Inc. 2008 Deferred Income Plan
	Subsidiaries of the Registrant
	Consent of Independent Registered Public Accounting Firm
	Section 302 Certification of CEO
	Section 302 Certification of CFO
	Section 906 Certification of CEO
	Section 906 Certification of CFO
	XBRL Instance Document*
	XBRL Taxonomy Extension Schema Document*
	XBRL Taxonomy Calculation Linkbase Document*
	XBRL Taxonomy Extension Definition Linkbase Document*
	XBRL Taxonomy Extension Label Linkbase Document*
	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Furnished and not filed

PART 1

ITEM 1.	BUSINESS

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

On December 1, 2009, we acquired WiChorus, Inc. (WiChorus), a supplier of mobile packet core products. The intent of the acquisition was to enable Tellabs to expand into mobile packet core networks. To focus our business, we will stop developing products for the mobile packet core market, which has not measured up to our expectations during the past two years, while supporting our existing customers.

Our products, in combination with our Tellabs® 8000 Intelligent Network Manager, and services enable our customers to deliver wireless and wireline voice, data and video services to business and residential customers. We sell our products domestically and internationally through our field sales force and distributors/partners. Our customers are primarily communication services providers, including local exchange carriers (LECs), global wireline and wireless service providers, multiple system operators (MSOs), and competitive service providers (CSPs). Our customer base also includes distributors, original equipment manufacturers (OEMs), system integrators and government agencies.

While we market our products under a variety of solution names, we run our business and report operating results in three segments: Broadband, Transport and Services.

Within the Broadband segment, we market our products in three areas: data, access and managed access.

Data products include next-generation packet-switched products that enable wireless and wireline carriers to deliver mobile voice and Internet services and wireline business services to their customers. Data products include the Tellabs® 7300 Metro Ethernet Switching Series, the Tellabs® 8600 Managed Edge System, the Tellabs® 8800 Multiservice Router (MSR) Series and the Tellabs SmartCore® 9100 Platform.

•	The Tellabs 7300 Metro Ethernet Switching Series offers a portfolio of Ethernet switching products that address service management, provisioning, monitoring and troubleshooting.

•

The Tellabs 8600 Managed Edge System is an aggregation platform for next-generation wireless providers. It provides a cost-efficient way to migrate from 2G to 3G, Long Term Evolution (LTE) and 4G networks by using pseudowire technology to manage Time Division Multiplexing (TDM), frame relay, Asynchronous Transfer Mode (ATM), Ethernet and Internet Protocol (IP) traffic in a single device. It is ideal for current customers of the Tellabs® 6300 Managed Transport System and the Tellabs® 8100 Managed Access systems because it can be fully integrated with those platforms under a common network manager.

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

•	The Tellabs SmartCore 9100 Platform is a mobile packet core gateway designed for WiMax networks.

Access products enable service providers to deliver bundled voice, video and high-speed Internet/data services over the “last mile” of copper or fiber networks. Access offerings include the Tellabs® 1000 Multiservice

Access Series, the Tellabs® 1100 Multiservice Access Series and the Tellabs® 1600 Optical Network Terminal (ONT) Series.

•

The Tellabs 1000 and 1100 Series can be configured as a digital loop carrier (DLC) or a digital subscriber line access multiplexer (DSLAM). In addition the 1000 series serves as a fiber-to-the-premise (FTTP) optical line terminal (OLT) for broadband passive optical networks (BPON), or a voice gateway for voice-over-Internet protocol (VoIP). The 1100 series can also be used for fiber-to-the-curb (FTTC), fiber-to-the-node (FTTN) and fiber-to-the-desktop (FTTD) network applications.

•	The Tellabs 1600 Series of ONTs consists of remote devices installed at user locations in both BPON and GPON FTTP and FTTD network architectures.

Managed access includes aggregation and transport products that deliver wireless and business services primarily outside of North America (United States and Canada). Managed access products include the Tellabs 6300 Managed Transport System and the Tellabs 8100 Managed Access System.

•	The Tellabs 6300 Managed Transport System is a packet optical transport and access platform that serves wireline and wireless operators.

•	The Tellabs 8100 Managed Access System is used in business service and wireless networks.

The Transport segment includes solutions that enable service providers to manage network bandwidth by adding capacity when and where needed. Wireless and wireline providers use these solutions to support metro networks, mobile services, business services for enterprises, and triple-play voice, video and data services for residential consumers. The primary products in this segment include the Tellabs® 5000 Series of Digital Cross-Connect systems and the Tellabs® 7100 Packet Optical System.

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

•

The Tellabs 7100 system enables service providers to deliver high-speed wavelength services and alleviate bandwidth bottlenecks. The Tellabs 7100 system integrates optical and electrical transport via wavelength selective switches (WSS), Optical Transport Network (OTN), ROADM (reconfigurable optical add-drop multiplexing), Ethernet switching, next-generation SONET/SDH MSPPs (multiservice provisioning platforms) and DWDM (dense wave-division multiplexing) into a single platform. The 7100 system decreases capital and operating expenses by eliminating network elements and reducing equipment interconnections.

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

COMPETITION

We sell our products and services in global markets where competition is intense. Our customers base their purchasing decisions on multiple factors including: product features, performance, price, total cost of ownership, quality, reliability, capacity and customer service. Breadth of product line, customer-oriented planning and delivery, emerging technology, vendor financial stability and relationships, incumbency and responsiveness to their needs also factor into these decisions.

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

SALES ORGANIZATION

Our sales organization includes direct sales personnel and sales support personnel around the world. In North America, the sales organization is structured by customer type, e.g., Local Exchange Carriers (LECs), Wireless Operators, Multiple Services Operators (MSOs), Competitive Service Providers (CSPs), etc. Outside North America, the sales organization is structured on a regional basis: Latin America (Mexico, Central and South America, and the Caribbean), EMEA (Europe, Middle East and Africa) and Asia Pacific (Australia, the Far East, and the Indian subcontinent).

Our direct sales force accounts for the majority of sales. In North America, our products and services are also sold through value-added resellers and distributors. Outside North America, we have business relationships with independent sales representatives and distributors, as well as other public and private network providers that distribute products. Some of our distributors provide information on our products through their catalogs and through trade-show demonstrations. Direct sales organizations and selected distributors generated the following 2011 revenue:

	Direct Sales	Distributors
North America	97%	3%
Outside North America	66%	34%
Consolidated	81%	19%

CUSTOMERS

Traditional telecommunications service providers are our historical customer base and continue to represent the largest contributors to our revenue. We have relationships with major wireless and wireline carriers and broadband service providers around the world. We serve 40 of the world’s top 50 providers. We deliver the technology that enables our customers to offer new products and services and reduce their operating expenses. We see opportunities in growing markets, including: mobile backhaul, packet optical and business services, as well as professional services.

Revenue from customers within North America was 51% of consolidated revenue in 2011, compared with 70% in 2010 and 66% in 2009. Revenue from customers outside North America was 49% of consolidated revenue in 2011, compared with 30% in 2010 and 34% in 2009.

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

We had one customer for 2011 that contributed more than ten percent of our revenue. Revenue from Verizon (including Verizon Wireless) was 22% of consolidated revenue for 2011, compared with 20% for 2010 and 30% for 2009. Revenue from AT&T (including the former BellSouth and Cingular) was 35% for 2010 and 21% for 2009. No other customer for 2011, 2010 or 2009 accounted for more than 10% of consolidated revenue.

We have executed product and service supply agreements (“Supply Agreements”) with several of our large customers that detail the commercial terms and conditions for sales. These Supply Agreements are requirements-based and usually do not obligate the customer to a specific volume of business. The vast majority of our sales, whether to customers with Supply Agreements or otherwise, result from periodic purchase orders. A summary of the status of the Supply Agreements with Verizon and AT&T follows:

Verizon. We supply Verizon and its affiliated companies products and services under several agreements, including agreements with companies acquired by Verizon. We provide the following products from our Transport segment: Tellabs 5500 Digital Cross-Connect products and Tellabs 7100 Optical Transport Systems. In the Broadband segment, we provide Verizon with the Tellabs 1600 Optical Network Terminal Series, Tellabs 1000 Multiservice Access Platform and the Tellabs 8800 Multiservice Router products. Verizon also procures engineering, furnishing and installation and support services from our Services segment. These products and services are provided under various supply agreements. These supply agreements are with multiple Verizon entities and may include separate products and services or a combination of products and services. The supply agreements also may relate to products in one segment or across multiple segments of our business. These agreements have different expiration dates. The earliest expiration date is December 31, 2012, and the latest expiration date is June 30, 2014. All of these agreements can be extended by written agreement of the parties.

AT&T. We supply AT&T and its affiliated companies products and services under several agreements, including agreements with companies acquired by AT&T. We provide the following products from our Transport segment: Tellabs 5500 Digital Cross-Connect products and the Tellabs 7100 Optical Transport Systems. In the Broadband segment we provide AT&T with the Tellabs 1000 Multiservice Access Platform, Tellabs 1100 Multiservice Access Platform, the Tellabs 8600 Managed Edge System and the Tellabs 8800 Multiservice Router products. AT&T procures engineering, furnishing and installation, support services and professional services from our Services segment. These products and services are provided under various agreements. These supply agreements are with multiple AT&T entities and may include separate products and services or a combination of products and services. The supply agreements also may relate to products in one segment or across multiple segments of our business. These agreements have different expiration dates. The earliest expiration date is April 30, 2013, and the latest expiration date is March 18, 2014. All of these agreements can be extended by written agreement of the parties. Revenue from AT&T was 9.9% for 2011.

We evaluated the materiality of each of these contracts with AT&T and Verizon and have determined that currently none of these contracts with our principal customers is required to be filed as material contracts pursuant to Items 101(c)(1)(vii) and 601(b)(10) of Regulation S-K.

Major service providers require product approval prior to adopting a vendor’s products for use in their networks. We are involved in a continual process of submitting new and succeeding generations of products for approval and our products are widely deployed in these service provider networks. However, we cannot be certain that we will obtain these approvals in the future, or that sales of these products will continue to occur.

BACKLOG

Total product and service backlog was $299 million at December 30, 2011, and $403 million at December 31, 2010. Backlog is defined as revenue to be recognized on confirmed product and service orders. We expect to ship nearly the entire December 30, 2011, product backlog in 2012. Approximately 8% of total backlog, which is related to certain support agreements, extends beyond 2012. We consider backlog to be an indicator, but not the sole predictor, of future revenue.

RESEARCH AND DEVELOPMENT

Tellabs believes the development of new products and enhancement of existing products is vital to our long-term success. We conduct research and development at several facilities around the world. In addition to our internal efforts to develop new products, we undertake research and development and product-oriented acquisitions and alliances, from time to time. These alliances provide us access to technology and innovations that we believe will be important to our customers. Research and development expenses were $324.1 million in 2011, compared with $299.7 million in 2010 and $268.7 million in 2009.

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

We hold numerous U.S. and foreign patents, and we have numerous applications for patents pending in the United States and abroad, respectively. Our patents expire at various dates between February 2014 and October 2030. We are not substantially dependent on any single patent. We maintain an active program that seeks to legally protect, through patents, various developments and innovations. There is no assurance, however, that we will be able to obtain or maintain each patent that we pursue or hold. We also cannot predict whether patents that we obtain will necessarily provide us with any competitive advantage or whether such patents will be challenged by third parties. Beyond patents, we rely on copyright, trade secret and other mechanisms designed to help establish, secure, maintain and protect our intellectual property.

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

BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

We report operating results for three segments: Broadband, Transport and Services. Information on revenue by segment, revenue by country and net long-lived assets by country for the fiscal years ended December 30, 2011, December 31, 2010, and January 1, 2010, is included in Note 14, Segment Information, to the consolidated financial statements included in Item 8 of this Form 10-K and is incorporated herein by reference.

EMPLOYEES

At December 30, 2011, we had 3,246 employees. We employed 1,496 individuals in research and product development; 1,126 in the sales, sales support, customer service and marketing areas; and 624 in support activities. We expect our headcount to decrease in the near term as part of targeted cost-cutting initiatives, which include the workforce reductions announced in July 2011 and January 2012. We consider our employee relations to be good. We are not a party to collective bargaining agreements.

EXECUTIVE OFFICERS

The following sets forth certain information regarding our executive officers as of the filing of this Annual Report on Form 10-K.

Michael J. Birck, 74, chairman and co-founder of Tellabs. Chairman since 2000, chief executive officer 2002-2004, chief executive officer and president 1975-2000. Director, Molex Incorporated. M.S.E.E.; New York University; B.S.E.E., Purdue University. Tellabs director since 1975.

Robert W. Pullen, 49, president and chief executive officer since 2008. Vice president and general manager of global services 2005-2008; senior vice president of North American sales 2002-2005; various management, engineering and sales positions at Tellabs 1985-2002. Chairman emeritus, executive board of Telecommunications Industry Association. M.B.A., Northwestern University; B.S.E.E., University of Illinois. Tellabs director since 2008.

John M. Brots, 51, executive vice president, global operations since 2005. Vice president of supply chain management 2004; vice president of North American operations 2000-2003; various operations and management positions 1988-2003. M.B.A., St. Edwards University; B.S., Cameron University.

Roger J. Heinz, 49, executive vice president, global sales and services since 2008. President, IP-NGN core business unit at Alcatel-Lucent 2006-2008; vice president, converged IP core solutions; vice president, Sprint sales and various management positions at Lucent Technologies 1999-2006; senior positions at Astral Point Communications, Lucent Technology and AT&T Bell Laboratories 1986-1999. M.S.E.E., Cornell University; B.S.E.E., University of Illinois.

Daniel P. Kelly, 50, executive vice president, global products since 2007. Executive vice president, transport products 2004-2007; various engineering and management positions 1985-2004. M.B.A., University of Chicago; M.S.E.E. and B.S.E.E., University of Notre Dame.

Rizwan Khan, 45, executive vice president, global marketing since 2008. Senior vice president of global marketing 2005-2008; various director roles including Tellabs’ APAC region 2001-2005; engineering and management positions at Motorola, Newbridge and Siemens 1988-2001. B.S.E.E., University of Engineering and Technology Lahore, Pakistan.

Thomas P. Minichiello, 53, acting chief financial officer since 2011. Vice president, finance and chief accounting officer since 2007. Vice president, financial operations, 2004-2007; vice president, finance-global sales and services 2004; vice president, finance-North America 2003-2004; various financial positions 2001-2003; financial management positions at Andrew Corporation 1995-2001. Certified Public Accountant. M.B.A., DePaul University; M.S., University of Hartford; B.A., Villanova University.

Dr. Vikram Saksena, 55, executive vice president and chief technology officer since 2008. CTO at Sonus Networks 2003-2008; various positions as CTO and chief architect at MaxComm Technologies, Narad Networks and Cisco 1998-2003; responsible for data network infrastructure at AT&T 1982-1998. Senior member of the IEEE. Ph.D. and M.S. in E.E., University of Illinois; B.S.E.E., Indian Institute of Technology.

James M. Sheehan, 49, executive vice president, chief administrative officer since 2005 and general counsel and secretary since 2002. Vice president and deputy general counsel 2000-2002; director and assistant general counsel 1995-2000. J.D., University of Illinois College of Law; B.S., University of Illinois.

GLOSSARY OF TECHNICAL TERMS

2G Mobile – Digital wireless networks that carry voice and low-speed data.

3G Mobile – Wireless networks built for digital voice and high-speed data, including video.

4G Mobile – The next generation of wireless networks, designed to offer broadband speeds and integrate different types of mobile technology.

Access – Equipment that provides a connection between service providers’ central offices and homes, businesses and other user locations.

ATM (Asynchronous Transfer Mode) – A high-speed, high-bandwidth transmission technology that carries data traffic in fixed-size cells.

Bandwidth – The carrying capacity of a communications channel.

Broadband – A high-bandwidth fiber optic, coaxial or hybrid line with the capacity to carry numerous voice, data and video channels at once.

BPON – Broadband passive optical network, fiber-access systems that deliver high bandwidth to homes and businesses.

Carrier Ethernet – A scalable, manageable carrier-class network that delivers standardized Ethernet services with Quality of Service (QoS) and high levels of reliability.

Cloud Computing – A process to deliver hosted or virtualized services over the Internet.

Conflict Minerals – Minerals such as gold, tin, tungsten and tantalum, which come from mines in or near regions of armed conflicts.

Control Plane – The part of the router architecture that draws the network map; where routing information is exchanged.

Data – Any network traffic other than voice phone calls. Increasingly, phone calls and video are encoded and transported as data.

Digital – Systems that transport information in the binary 1s and 0s format, like a computer code, to improve clarity and quality.

Digital Cross-Connect – A specialized high-speed data channel switch that connects transmission paths based on network needs (rather than call by call). Digital cross-connects manage and reroute network traffic, and combine, consolidate and segregate signals to maximize efficiency.

DLC (Digital Loop Carrier) – A system that uses digital transmission to extend the range of a signal farther than would be possible using only copper wires.

DSLAM (Digital Subscriber Line Access Multiplexer) – A device that serves as an interface between a number of subscribers’ premises and the carrier network.

DWDM (Dense Wavelength Division Multiplexing) – A way to increase the capacity of optical fiber by carrying multiple wavelengths or colors of light, rather than only one color.

Ethernet – A data network standard to connect computers, printers, workstations, terminals and servers.

Frame Relay – Switching interface standard that transmits bursts of data over wide-area networks (WANs).

Gateway – A network device that acts as an entrance to another network and performs functions including signaling control, QoS and security.

FTTC, FTTN, FTTP, FTTD (Fiber to the Curb, Fiber to the Node, Fiber to the Premises, Fiber to the Desktop) – Fiber-optic cable extended directly to homes, neighborhoods or business to deliver broadband communication services, including voice, data and video.

GPON – Gigabit passive optical network, the next generation of fiber-access systems, which delivers four times more bandwidth than BPON.

Internet – The world’s largest decentralized network of computers and network servers.

IP (Internet Protocol) – Rules that enable cooperating computers to share information across a network.

LTE (Long Term Evolution) – The next generation of mobile communications services with improved performance and faster speeds.

Managed Access – An access and transport system that simplifies end-to-end management of mobile transport and business services.

Metro Network – A communication network that covers a metropolitan area and connects subscribers and businesses to a larger service network or the Internet.

Mobile – Wireless communications networks that use radio frequencies rather than cables.

Mobile Backhaul – A process of aggregating and transmitting mobile traffic from cell sites to a main transmission network.

Mobile Packet Core – The signaling and gateway core infrastructure in a mobile network for 3G and 4G networks.

MPLS (MultiProtocol Label Switching) – A packet-switching standard that assigns levels of priority to multiple traffic types within a data stream to assure Quality of Service (QoS).

MSPP (Multiservice Provisioning Platform) – A system that consolidates the number of separate devices needed to provide transport, switching and routing services.

Multiservice Router (MSR) – A network switch that handles both data and the real-time transmission of video and voice with high reliability and quality.

Network – A system of equipment and connections for the transmission of signals that carry voice, video and data.

Network Management – A set of procedures, software, equipment and operations techniques designed to keep a network operating at maximum efficiency.

OLT (Optical Line Terminal) – A device that terminates a fiber-access network in a service provider’s central office.

Optical Network – A communication system using fiber optics as the means for carrying information between equipment.

ONT (Optical Network Terminal) – A device that connects a fiber-access network to a home, business, or government facility to deliver voice, data and video services.

Optical Transport – A technology that transmits communications traffic in the form of laser light over fiber-optic cable.

OTN (Optical Transport Network) – A transport technology that combines multiple transport formats such as Ethernet, IP, SONET and SDH through its multiprotocol abilities.

Packet Optical – A combination of optical, circuit-based TDM and Ethernet functions.

Professional Services – Services such as network optimization, business case analysis and network performance enhancements.

Pseudowire – A virtual connection that transports both traditional and new services over a converged packet network.

QoS (Quality of Service) – Measurement of the integrity of traffic moving over a network. QoS is especially important for real-time transmissions such as financial transactions and video.

ROADM (Reconfigurable Optical Add/Drop Multiplexer) – A system that enables the remote configuration of any wavelength on any network element, reducing the need to dispatch technicians.

Router – A device that sends Internet Protocol (IP) traffic, or packets, to specific destinations.

Scope 1 – Direct GHG emissions from sources that are owned or controlled by Tellabs. For example, fuel emissions from owned or leased vehicles.

Scope 2 – Indirect GHG emissions resulting from the generation of electricity, heating and cooling.

Scope 3 – Indirect GHG emissions from sources not owned or controlled by Tellabs but related to our activities. For example, emissions from employee travel.

SDH (Synchronous Digital Hierarchy) – Transport format for transmitting high-speed digital information over fiber-optic facilities outside of North America, comparable to SONET.

Six-Nines Availability – An ensured level of operational performance (99.9999%), indicating 31.5 seconds or less of downtime per year.

Smartphone – A mobile device that integrates the functionality of a mobile phone, personal digital assistant or other information appliance, often with personal computer functionality.

SONET (Synchronous Optical NETwork) – Transport format for sending high-speed digital signals through fiber-optics in North America, comparable to SDH.

Tablet – A mobile electronic device that provides functionality similar to a personal computer, in a smaller form.

TDM (Time Division Multiplexing) – Technology that combines multiple streams of traffic by assigning timeslots, sequentially in turn from each input onto a combined higher speed channel.

TEER (Telecommunications Energy Efficiency Ratio) – A standard method to measure network components’ energy-efficiency, based on useful work divided by energy used.

Transport – The process of moving voice, data or video across communications networks.

VoIP (Voice over Internet Protocol) – The transmission of phone calls over data or Internet links.

WiMax – A technology that provides wireless transmission of data for both point-to-point and mobile applications.

Wireless – Mobile networks that use radio frequency rather than cables.

Wireline – Networks that use cables rather than radio frequency.

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

Our operating results have varied significantly from quarter to quarter, and those results may continue to fluctuate due to a variety of factors, many of which are beyond our control. These factors include, but are not limited to:

•	changing conditions in the U.S. and global economy generally as well as in the telecommunications market specifically;

•	an increase in the percentage of our business outside North America;

•	the volume and timing of orders from and shipments to customers;

•	the timing of, and our ability to obtain, new customer contracts;

•	the ability to attract, retain and motivate qualified personnel;

•	the ability to maintain solid and healthy customer and supplier relationships and favorable contract terms;

•	the timing of, and our ability to recognize revenue for, product and service sales;

•	the potential deferral of customer acceptance of new products compared with our existing products;

•	the ability to maintain adequate and effective systems to support business processes and sustain the current and future needs of the business;

•	the market acceptance of new and enhanced versions of our products and services;

•	variations in the mix of products and services we sell, and the demand and market acceptance of those products and services;

•	our utilization of production capacity and employees, and our ability to manufacture and ship products efficiently;

•	the availability and cost of key components;

•	the ability to obtain reliable and high-quality components for our products;

•	introductions or announcements of new products by competitors;

•	changes in accounting rules and interpretations;

•	changes in tax rates, laws or regulations;

•	our ability to integrate and operate acquired businesses and technologies;

•	the potential impairment of investments, goodwill and intangible assets;

•	the ability to prevail or mitigate liability in legal disputes and resulting litigation;

•	seasonality, which has often caused revenue to differ from quarter to quarter; and

•

the ability to satisfy and comply with applicable laws, rules and regulations in the various locations where we operate our business and sell our products and services, including locations outside North America.

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

The global economy continues to undergo a period of volatility, which has affected the demand for equipment, services and supplies. A further decline could have a material adverse effect on our results of operations and financial condition and exacerbate the other risk factors related to our business. Possible effects of current and future adverse economic conditions on our business include: decrease in purchases or usage of our products and decreased demand for services and supplies by consumers and business customers if increased unemployment leads to lower utilization of telecommunications and Internet services. Our customers or channel partners may stop or decrease purchasing due to their efforts to reduce inventory and conserve cash and/or their inability to obtain financing. We may also experience disruptions in our business due to our inability to obtain equipment, parts and supplies from our suppliers – and our suppliers from their suppliers – if marginal supply businesses fail; collection delinquencies due to insolvency of our customers or shortage of cash to support their businesses; and decrease in our ability to hedge currency exposures due to higher hedging costs because of extreme volatility of exchange rates. In addition, a prolonged economic downturn could impact the viability of our current vision and strategy. If our strategy is not re-evaluated in a timely fashion our future growth and operating results could be adversely impacted. To the extent we are not able to continue to generate ample cash from operations, it may also adversely impact our ability to invest in the growth of our business, repurchase shares or pay dividends.

We are exposed to fluctuations in the market values of our investments and in interest rates; impairment of our investments could have a material effect on our financial statements.

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated other comprehensive income, net of tax. If the fair value declines, we may recognize the decline in earnings below the cost basis when the decline is judged to be other-than-temporary. In addition, certain of our investments are subject to general credit, liquidity, interest rate and market risks. Fluctuating interest rates can add significant variability to interest income. Market risks associated with our investment portfolio may have an adverse effect on our liquidity, financial condition and results of operations. For information regarding the sensitivity of and risks associated with the market value of investments and interest rates, refer to Item 7A of this Form 10-K.

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

A large portion of our revenue depends on sales to a limited number of customers in specific geographic areas. Traditional telecommunications service providers are our historical customers and continue to represent the largest contributor to our revenue. We cannot assure that these customers will continue to purchase products from us. If a significant existing customer merges with another company, we cannot assure that it will continue to purchase our products at prior levels or at all. In general, these large customers tend to want to do business with a limited number of large suppliers. The loss of one or more large existing customers or a decrease in the level of purchases from these customers could have a material adverse effect on our business, financial condition, operating results and prospects.

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

Conditions in markets will affect our operations outside North America.

Sales outside of North America generated 49% of our revenue in 2011 and 30% in 2010. Due to our sales outside North America, operations outside North America and research and development organizations, we are subject to the risks of conducting business outside North America. These risks include:

•	local economic and market conditions;

•	political and economic instability;

•	reliance on third parties, who may be competitors, to sell and service our products in certain applications in certain countries;

•	reliance on employees and third parties in various geographies to complete product developments;

•	unexpected changes in legislative or regulatory requirements;

•	fluctuations in currency exchange rates;

•	tariffs and other barriers and restrictions, including established relationships between government-controlled carriers and local equipment vendors;

•	longer payment cycles;

•	difficulties in enforcing intellectual property and contract rights;

•	greater difficulty in accounts receivable collection;

•	potentially adverse taxes, including any U.S. or foreign taxes imposed on our actual or deemed repatriation of earnings of foreign subsidiaries;

•	natural disasters or other events that may create instability;

•	potentially lower margins and less certainty of support for customer relationships where foreign sales are made through local distributors; and

•	the burdens of complying with a variety of foreign laws and telecommunications standards.

We also are subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. We maintain business operations and have sales in many markets outside North America. Economic conditions in many of these markets represent significant risks. We cannot predict whether sales and business operations in these markets will be adversely affected by these conditions. Instability in foreign markets, particularly in Asia, Latin America and the Middle East, could have a negative impact on our business, financial condition and operating results. In addition to the effect of international economic instability on foreign sales, domestic sales to U.S. customers with significant foreign operations could be adversely impacted by these economic conditions, which may adversely affect our business, financial condition and operating results in the future.

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

Our future success depends in part on our intellectual property, including our proprietary technology and innovations. We have attempted to protect our intellectual property through various mechanisms such as patents, copyrights, trademarks, licensing arrangements, contractual obligations and trade secrets. We cannot be assured however, that the patents we obtain and other intellectual property rights that we hold will necessarily provide us with any competitive advantage. Third parties may attempt to use our intellectual property without authorization. It is difficult to police the unauthorized use of our intellectual property, particularly in certain foreign countries, the laws of which may not protect intellectual property rights to the same extent as the laws of the United States. Litigation may be necessary to enforce our intellectual property rights, which could be costly and disruptive; there is no guarantee that we will obtain a successful result, no matter how much time, money and energy we spend on litigation. In addition, competitors and others may develop competitive technology independently without violating our proprietary rights. Any inability to secure, protect or enforce proprietary rights could result in loss of any competitive advantage, loss of customer orders and decreased revenue.

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

We are required to annually test our goodwill to determine if impairment has occurred. For evaluation purposes, each segment with a goodwill balance is reviewed for possible goodwill impairment. Goodwill impairment is reviewed annually and when impairment indicators exist, by comparing the segment’s net book value to fair value. If the segment’s fair value is greater than its book value and no other impairment indicators exist, further impairment tests are not deemed necessary and no impairment loss is recorded. If intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. Events or circumstances could arise in the future that may create a need to record an impairment adjustment relating to our goodwill or other intangible assets that could have a material adverse affect on our financial statements.

We could identify a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If our internal controls are not adequate a material weakness or significant deficiency in our internal controls could result in our consolidated financial statements to be materially misstated and we could be required to restate our financial results.

We are subject to numerous and changing industry regulations and standards.

Our products must comply with a significant number of communications industry technological regulations and standards, which vary between U.S. and markets outside North America. Our products also must interoperate with third-party products. Testing to ensure compliance with technological standards and interoperability requires significant time and money. If we fail to ensure compliance with evolving standards and regulations in a timely manner or fail to maintain interoperability with equipment from other companies, we could experience customer contract penalties, delayed or lost customer orders, decreased revenue and reduced net earnings that may adversely affect our business, financial condition and operating results. To remain competitive, and in some cases remain compliant with customer requirements, we also must meet requirements for industry certifications such as ISO (International Organization for Standardization) and TL 9000, a quality management system developed for the telecommunications industry.

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

Our future effective tax rates could be subject to volatility or adversely affected by: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by tax effects of stock-based compensation; by costs related to intercompany restructurings; or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we have accrued tax and related interest for potential adjustments to tax liabilities for prior years, there can be no assurance that the outcomes from these continuous examinations will not have a material effect, either positive or negative, on our business, financial condition and results of operations.

Our failure or the failure of our contract manufacturers to comply with applicable laws and regulations worldwide could adversely impact our business and results of operations.

The manufacture, assembly and testing of our products may require the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure or the failure of our contract manufacturers to comply with any applicable laws or regulations could result in:

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

As our operations grow in both complexity and scope, we will continually need to improve and upgrade our systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure may require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. Any other upgrades to our systems and information technology, or new technology, now and in the future, will require that our management and resources be diverted from our core business to assist implementation of such upgrades or new technology. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Naperville, Illinois, approximately 32 miles west of Chicago. At December 30, 2011, we operated 43 facilities globally, totaling 1.2 million square feet to support:

•	Corporate and administration: 165,000 square feet.

•	Research and development: 645,000 square feet, of which 63% was used by the Broadband segment and 37% was used by the Transport segment.

•	Operations: 176,000 square feet

•	Sales and services: 240,000 square feet.

We own 0.7 million square feet of the total, which includes our headquarters facility and three facilities in Espoo, Finland. We lease facilities in 30 countries that total 0.5 million square feet, including 8 facilities in North America; 15 facilities in Europe, Middle East and Africa; 13 facilities in the Asia Pacific region and 3 facilities in South America.

Our significant leases (greater than 10,000 square feet) included 248,000 square feet in North America; 49,000 square feet in Europe, Middle East and Africa; and 126,000 square feet in Asia Pacific. These leases are non-cancelable and expire on various dates through 2019.

We own substantially all of our equipment used in our business, other than that related to outsourced activities. We believe our facilities are in good condition and are suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

The information set forth under Note 16, Contingencies – Legal Proceedings, to the consolidated financial statements included in Item 8 of this Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, the matters discussed or incorporated by reference into this report may include forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on current and available information at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “project,” “intend,” “likely,” “will,” “should,” “could,” “may,” “foreseeable,” “would” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: customer concentration; successful expansion into adjacent markets with new and existing products and platforms; new product acceptance and profitability; our ability to compete with larger suppliers that can provide end to end solutions; overall negative economic conditions generally and disruptions in credit and capital markets, including specific impacts of these conditions on the telecommunications industry; financial condition of telecommunications service providers, equipment vendors and contract manufacturers, including the impact of any bankruptcies; availability of components and critical manufacturing equipment and capacity; the impact of customer and vendor consolidation; integration of a new business; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; initiatives to improve profitability that may have financial consequences including further restructuring charges and the ability to realize anticipated savings under such cost-reduction initiatives; exiting businesses and product areas; impairment charges and other cost cutting initiatives and related charges and costs; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies; charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of this Form 10-K. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors are advised not to rely on these forward-looking statements when making investment decisions. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition and Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Tellabs’ common stock is listed on the NASDAQ Global Select Market under the symbol “TLAB”. As of February 17, 2012, there were approximately 5,723 stockholders of record and 365,119,014 outstanding shares. There are also stockholders holding stock in street name. The following tables set forth the high and low common stock prices on the NASDAQ and dividends declared per common share:

2011
	High	Low	Cash Dividends Per Share
First Quarter	$7.31	$4.87	$0.02
Second Quarter	$5.47	$3.98	$0.02
Third Quarter	$4.68	$3.67	$0.02
Fourth Quarter	$4.75	$3.78	$0.02

2010
	High	Low	Cash Dividends Per Share
First Quarter	$7.78	$5.68	$0.02
Second Quarter	$9.45	$6.10	$0.02
Third Quarter	$8.19	$6.43	$0.02
Fourth Quarter	$8.08	$6.28	$0.02

We repurchase outstanding common stock under two programs authorized by our Board of Directors, the Rule 10b5-1 program and a repurchase program of up to $600 million of outstanding common stock. In addition, we purchase shares to cover withholding taxes on shares issued under employee stock plans.

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock. As of December 30, 2011, we have purchased 8.5 million shares of our common stock under this program since February 2006, at a total cost of $101.3 million, including $0.6 million (0.1 million shares) in 2011 and $7.4 million (0.9 million shares) in 2010. On January 25, 2012, our Board of Directors authorized a one-year extension of this program.

As of December 30, 2011, we purchased 56.6 million shares of our common stock under the $600 million repurchase program at a total cost of $375.4 million, leaving $224.6 million available to be purchased under this program. We did not purchase any shares under this program in 2011. We purchased $171.4 million (24.2 million shares) in 2010. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, during 2011 we purchased 0.9 million shares for $4.5 million to cover minimum withholding taxes on shares issued under employee stock plans. In 2010, we purchased 0.7 million shares for $5.4 million to cover minimum withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) [1]
10/1/11 through 11/4/11	639	$4.35	639	$224.6
11/5/11 through 12/2/11	949	$4.31	949	$224.6
12/3/11 through 12/30/11	197	$4.02	197	$224.6
Total	1,785	$4.29	1,785

[1]

The amounts in this column represent the remaining amounts under the current $600 million program described above. The Rule 10b5-1 repurchase program described above does not have a repurchase amount limit; therefore, it is not included in the remaining value of shares.

Stock Performance Graph

The following graph shows a five-year comparison of the cumulative total shareholder return on Tellabs common stock with the cumulative total returns of a peer group (the Dow Jones U.S. Telecommunications Index, S&P 500 Index and the NASDAQ composite index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each of the indexes (with the reinvestment of all dividends) on January 3, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

5-Year Summary of Selected Financial Data (Unaudited)

In millions, except per-share, employee and stockholder data	2011 [2]	2010	2009	2008 [3]	2007
Statement of Operations Data
Revenue	$1,285.7	$1,642.3	$1,525.7	$1,729.0	$1,913.4
Gross profit	$508.3	$789.6	$665.8	$660.1	$674.3
Operating (loss) earnings	$(202.9)	$173.7	$93.5	$(970.0)	$27.2
(Loss) earnings before income tax	$(195.0)	$191.5	$113.2	$(952.5)	$70.2
Net (loss) earnings	$(188.4)	$155.6	$113.6	$(930.1)	$65.0
Net (loss) earnings per share	$(0.52)	$0.41	$0.29	$(2.32)	$0.15
Net (loss) earnings per share – diluted	$(0.52)	$0.41	$0.29	$(2.32)	$0.15
Cash dividends per share	$0.08	$0.08	$—	$—	$—
Weighted average shares outstanding – diluted	364.5	382.7	394.2	400.1	441.1
Balance Sheet Data
Total assets	$2,248.0	$2,602.9	$2,622.8	$2,511.2	$3,746.6
Total liabilities	$603.3	$741.4	$707.9	$664.7	$833.3
Stockholders’ equity	$1,644.7	$1,861.5	$1,914.9	$1,846.5	$2,913.3
Other Information
Net cash (used for) provided by operating activities	$(49.1)	$288.8	$229.7	$133.6	$133.4
Working capital	$1,166.7	$1,249.7	$1,288.7	$1,376.2	$1,438.7
Research and development expense	$324.1	$299.7	$268.7	$305.2	$343.1
Return on average stockholders’ equity	(10.7)%	8.2%	6.0%	(39.1)%	2.2%
Stock price at year-end	$4.04	$6.78	$5.68	$4.20	$6.70
Number of employees	3,246	3,413	3,295	3,228	3,716
Number of stockholders [1]	5,723	5,818	6,961	7,088	7,356

[1]

For 2011 represents the number of stockholders at February 17, 2012. For 2010 represents the number of stockholders at February 18, 2011. For 2009 represents the number of stockholders at February 12, 2010. For 2008 represents the number of stockholders at February 20, 2009. For 2007 represents the number of stockholders at February 15, 2008.

[2]	Includes non-cash goodwill and in-process research and development (IPR&D) impairment charges of $102.7 million.

[3]	Includes a non-cash goodwill impairment charge of $988.3 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Introduction and Overview of Business

Tellabs designs, develops and supports telecommunications networking products. We generate revenue principally through the sale of these products to communications service providers worldwide as both stand-alone network elements and as elements of solutions integrated under a common network management system. We also generate revenue by providing services to our customers. We operate in three business segments: Broadband, Transport and Services.

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

The Transport segment primarily includes optical transport systems and digital cross-connect systems. Revenue for these products is driven by the needs of wireline and wireless carriers to deliver mobile services, business-oriented services and residential services.

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

Within this backdrop, we continue to transform the Company with new products and services. The Company’s strategy is to focus on a product portfolio that addresses the global markets for mobile backhaul and packet optical solutions. We expect that executing this strategy of directing resources to create innovative products and services will help customers succeed.

Management continues to define and implement initiatives to improve overall performance. On July 25, 2011, management initiated a restructuring plan that will enable us to align our cost structure to current business conditions. This restructuring plan primarily implements workforce reductions of about 330 employees.

On January 30, 2012, management initiated a restructuring plan that aligns expenses with revenue. Tellabs is stopping new development on the Tellabs SmartCore 9100 product and consolidating research and development into fewer locations. This restructuring plan will reduce our workforce by approximately 530 employees. For a further discussion related to this restructuring plan, see Note 20, Subsequent Events, to the consolidated financial statements included in Item 8 of this Form 10-K.

Results of Operations

Net loss for the year 2011 was $188.4 million, compared with net earnings of $155.6 million in 2010 and $113.6 million in 2009.

In 2011, revenue was $1,285.7 million, compared with $1,642.3 million in 2010 and $1,525.7 million in 2009. Revenue decreased across all three segments in 2011. In 2010, revenue increased in all three segments.

In 2011, gross margin was 39.5%, compared with 48.1% in 2010 and 43.6% in 2009. The decrease in gross margin in 2011 from 2010 was primarily as a result of lower revenue from digital cross-connect systems and data products in North America. The increase in gross margin in 2010 from 2009 was driven primarily by the higher level of revenue from digital cross-connect systems and data products in North America. Gross margin in 2010 also included a $16.5 million charge for excess purchase commitments. The $16.5 million pretax charge related to excess purchase commitments for a large tender in India that was subsequently cancelled by the customer.

Operating expenses in 2011 were $711.2 million, compared with $615.9 million in 2010 and $572.3 million in 2009. For the full-year 2011, lower sales and marketing and general and administrative expenses and intangible asset amortization, were more than offset by increased research and development expenses, restructuring and other charges, and the $102.7 million goodwill and IPR&D impairments incurred in the third quarter of 2011. Operating expenses increased during the year 2010, compared with 2009, due primarily to higher research and development expenses for data products and optical transport systems as well as higher sales and marketing costs associated with expansion into markets outside North America.

Segment Revenue

In millions	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Broadband	$670.6	$846.0	$785.8	(20.7)%	7.7%
Transport	391.8	554.0	509.6	(29.3)%	8.7%
Services	223.3	242.3	230.3	(7.8)%	5.2%
Total revenue	$1,285.7	$1,642.3	$1,525.7	(21.7)%	7.6%

Segment Revenue

The Broadband segment includes data, access and managed access products. Comparing 2011 with 2010, increased revenue from managed access products was offset by lower revenue from data and access products. Comparing 2010 with 2009, revenue from data products increased and revenue from access and managed access products decreased in 2010 from 2009.

Data product revenue was $358.6 million in 2011, compared with $520.4 million in 2010 and $342.0 million in 2009. In 2011, increased revenue from managed edge systems was offset by lower revenue from our multi-service router series. In 2010, increased revenue from both our multi-service router series and our managed edge systems was driven primarily by a major North American customer.

Access revenue was $166.3 million in 2011, compared with $198.1 million in 2010 and $274.4 million in 2009. In 2011, access revenue declined primarily due to lower revenue from single-family ONTs. In 2010, access revenue declined as several key customers continued to transition to alternate network architectures.

Managed access revenue was $145.7 million in 2011, compared with $127.5 million in 2010 and $169.4 million in 2009. In 2011, increased revenue from managed access systems, driven primarily by one customer outside North America, was offset by lower revenue from SDH transport systems. In 2010, revenue from both managed access systems and SDH transport systems declined as customers around the world continued to migrate to IP and Ethernet data products.

The primary products in the Transport segment are optical transport systems and digital cross-connect systems. Revenue from the Transport segment was $391.8 million in 2011, compared with $554.0 million in 2010 and $509.6 million in 2009. In 2011, increased revenue from optical transport systems was offset by lower revenue from digital cross-connect systems. In 2010, revenue from both digital cross-connect systems, driven primarily by a major North American carrier, and optical transport systems grew.

Revenue from the Services segment was $223.3 million in 2011, compared with $242.3 million in 2010 and $230.3 million in 2009. In 2011, the decline in Services segment revenue was driven primarily by lower deployment revenue, which was partially offset by higher professional and support services revenue. In 2010, the increase in Services segment revenue was driven primarily by increased deployment revenue.

Geographic Revenue

In millions	2011	%	2010	%	2009	%
North America	$649.4	51%	$1,142.6	70%	$1,005.3	66%
Outside North America	636.3	49%	499.7	30%	520.4	34%
Total revenue	$1,285.7	100%	$1,642.3	100%	$1,525.7	100%

Geographic Revenue

In 2011, increased revenue from all geographic regions outside North America was offset by lower revenue from wireline and wireless customers in North America.

In 2010, revenue from North American wireless customers increased and revenue from North American wireline customers declined. On an International basis in 2010, increased revenue from customers in the Europe, Middle East and Africa region and the Latin American region was offset by lower revenue from customers in the Asia Pacific region.

Gross Profit and Margin

In millions	2011	2010	2009
Gross profit	$508.3	$789.6	$665.8
Gross margin	39.5%	48.1%	43.6%

Product gross profit	$435.1	$710.7	$586.2
Product margin	41.0%	50.8%	45.3%

Services gross profit	$73.2	$78.9	$79.6
Services margin	32.8%	32.6%	34.6%

Gross Margin

Overall gross margin declined 8.6 percentage points in 2011 after increasing 4.5 percentage points in 2010. Product gross margin declined 9.8 percentage points in 2011 after increasing 5.5 percentage points in 2010. Services gross margin increased 0.2 percentage points in 2011 after declining 2.0 percentage points in 2010.

Product Gross Margin

The decline in product gross margin in 2011 from 2010 is the result of lower revenue from digital cross-connect systems and data products, which carry gross margins higher than the corporate average. The improvement in product gross margin in 2010 from 2009 is the result of increased revenue from digital cross-connect systems and data products. Product gross margin in 2010 also included the $16.5 million charge for excess purchase commitments.

Services Gross Margin

The increase in services gross margin in 2011 from 2010 was driven primarily by a mix shift from lower-margin deployment services to higher-margin professional services and improved profitability for professional services. The decline in services gross margin in 2011 from 2010 was driven by a higher level of lower-margin deployment services revenue.

Gross Margin Trend

Gross margin is different for each product and services category and for each product within a category because the actual margin depends on the specific system configuration sold as well as customer and geographic pricing differences. This variability, which tends to affect gross margin on a quarterly basis, is likely to continue.

Operating Expenses

	Expense			Percent of Revenue
In millions	2011	2010	2009	2011	2010	2009
Research and development	$324.1	$299.7	$268.7	25.2%	18.2%	17.6%
Sales and marketing	163.0	179.3	165.9	12.7%	10.9%	10.9%
General and administrative	80.9	100.4	101.4	6.3%	6.1%	6.6%
Subtotal	568.0	579.4	536.0	44.2%	35.3%	35.1%

Intangible asset amortization	20.2	27.0	24.6
Restructuring and other charges	20.3	9.5	11.7
Goodwill and IPR&D impairment	102.7	—	—
Total operating expenses	$711.2	$615.9	$572.3

Operating Expenses

The increase in operating expenses in 2011 from 2010 was driven by increased research and development expenses, the goodwill and IPR&D impairment incurred in the third quarter of 2011 and increased restructuring and other charges, which were partially offset by lower general and administrative and sales and marketing expenses. The increase in operating expenses in 2010 from 2009 was driven by increased research and development spending and increased sales and marketing expenses outside North America.

Intangible Asset Amortization

The decline in intangible asset amortization in 2011 from 2010 was due to certain intangibles reaching full amortization. The increase in intangible asset amortization in 2010 from 2009 was due to the amortization of developed technology acquired in our acquisition of WiChorus.

Restructuring and Other Charges

In the three-year period, restructuring and other charges consisted primarily of severance and facility- and asset-related charges.

Goodwill Impairment

In the third quarter of 2011, we performed an interim goodwill impairment review on our Broadband segment because we continued to experience a significant decline in business volumes from a major customer that had an adverse impact on the results of the Broadband segment, and our overall market capitalization continued to fall below book value. We determined that the fair value of the identifiable net assets, excluding goodwill, was greater than the fair value of the segment, resulting in no value attributable to goodwill. Consequently, the financial results for the third quarter of 2011 included an impairment charge for the full amount of Broadband segment goodwill, amounting to $82.7 million. The Services segment did not incur an impairment of its goodwill since its fair value was determined to be greater than its carrying value.

IPR&D Impairment

In conjunction with the interim goodwill impairment review, we assessed the valuation of our indefinite-lived intangible assets, which consisted of IPR&D in the third quarter of 2011. Updated management projections related to the IPR&D from the WiChorus acquisition in 2009 resulted in an impairment charge in the third quarter of 2011 of $20.0 million.

Segment Profit*

In millions	2011	2010	2009
Broadband	$54.0	$229.4	$185.7
Transport	66.8	191.8	139.4
Services	75.3	81.2	81.8
Total segment profit	$196.1	$502.4	$406.9
*

We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, the impact of equity-based compensation and the goodwill and IPR&D impairment charges.

Segment Profit

The decline in Broadband segment profit in 2011 from 2010 was driven primarily by lower revenue from our multiservice router series and higher research and development expenses. The increase in Broadband segment profit in 2010 from 2009 was driven primarily by the higher level of revenue from data products. Broadband segment profit in 2010 also included the $16.5 million charge for excess purchase commitments.

The decline in Transport segment profit in 2011 from 2010 was driven primarily by lower revenue from digital cross-connect systems, which carry gross margins higher than the corporate average. The increase in Transport segment profit in 2010 from 2009 was driven primarily by the higher level of revenue from digital cross-connect systems, partially offset by higher revenue from optical transport systems, which carry gross margins below corporate average.

The decline in Services segment profit in 2011 from 2010 was driven primarily by lower revenue from deployment services, partially offset by improved profitability from professional services. The slight decline in Services segment profit in 2010 from 2009 was driven primarily by higher costs.

Other Income

In millions	2011	2010	2009
Interest income, net	$12.1	$12.6	$19.3
Other (expense) income, net	(4.2)	5.2	0.4
Total other income	$7.9	$17.8	$19.7

Interest income, net, decreased over the three-year period due to lower investment balances and lower yields on investments in marketable securities in 2011 and 2010. Other (expense) income, net decreased in 2011 as a result of losses on fixed income investments, compared with gains taken on fixed income investments during 2010. Other (expense) income, net includes charges to write down long-term investments of $1.0 million in 2011, $3.8 million in 2010 and $0.4 million in 2009.

Income Taxes

In millions	2011	2010	2009
Income tax benefit (expense)	$6.6	$(35.9)	$0.4
Effective tax rate	3.4%	18.8%	(0.3)%

Income tax benefit increased in 2011 due to losses from domestic operations and a benefit of $8.6 million from the reversal of accrued taxes due to audit settlements and the expirations of statutes of limitations, partially offset by tax expense of $25.7 million on income from foreign operations. The tax benefit on domestic operations was limited due to the establishment of a full valuation allowance against domestic deferred tax assets.

Income tax expense increased in 2010 due to higher earnings, partially offset by tax benefits of $22.3 million from the utilization of net operating loss and tax credit carryforwards and $9.4 million from the reversal of accrued taxes due to the expiration of a statute of limitations.

As a result of higher domestic losses in 2011 and the net cumulative loss generated in the current and prior two years, sufficient negative evidence exists for us to determine that a full valuation allowance be established against our domestic deferred tax assets. For a more detailed discussion of the valuation allowance maintained on our deferred tax assets, Note 12, Income Taxes, to the consolidated financial statements included in Item 8 of this Form 10-K.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained cash, cash equivalents and marketable securities of $976.6 million as of December 30, 2011, which decreased by $157.9 million since year-end 2010. Of the total cash, cash equivalents and marketable securities, as of December 30, 2011, $360.0 million was held in subsidiaries outside the United States. The decrease in cash, cash equivalents and marketable securities for 2011 is the result of cash used for operating activities, cash used to repurchase common stock, distributions of cash dividends and capital expenditures. In 2011, we used $49.1 million of cash for operating activities, compared with cash generated from operating activities of $288.8 million in 2010 and $229.7 million in 2009.

During 2011, we distributed $29.1 million to our stockholders through our quarterly cash dividends and repurchased 0.1 million shares of common stock at a cost of $0.6 million under the 10b5-1 plan. We provide no assurances as to future repurchases of common stock or declarations or payments of cash dividends.

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

Non-GAAP Financial Measures and Comparisons

In addition to reporting financial results in accordance with U.S. generally accepted accounting principles (GAAP), Tellabs, Inc. has provided non-GAAP financial measures as additional information for its operating results. We believe that comparing some non-GAAP financial measures provides important supplemental information to management and investors regarding financial and business trends relating to our financial results. Commonly compared non-GAAP financial data includes gross profit as a percentage of revenue, operating expenses, operating earnings, net earnings and net earnings per share. A complete reconciliation between non-GAAP financial measures and the GAAP financial measures, along with an explanation of why we believe non-GAAP measures to be of value to management and investors, is contained in the Reconciliation of Non-GAAP Adjustments provided following this discussion.

Non-GAAP gross profit margin in 2011 was 39.8%, compared with 48.3% in 2010. The decrease in gross profit margin was driven primarily by the lower level of data and transport product revenue, partially offset by higher services margins.

Non-GAAP operating expenses in 2011were $546.8 million, compared with $556.9 million in 2010. Higher research and development expenses were more than offset by lower sales and marketing and general and administrative expenses. Non-GAAP operating loss in 2011, driven primarily by lower revenue and gross margin, was $34.8 million, compared with operating earnings of $237.0 million in 2010.

Driven primarily by the overall decline in revenue and gross margin, non-GAAP net loss in 2011 was $17.6 million or $0.05 per share (basic and diluted), compared with net earnings of $175.8 million or $0.46 per share (basic and diluted) in 2010.

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Year Ended 12/30/11			Year Ended 12/31/10
In millions, except per-share data	As Reported	Adjustments	Non- GAAP	As Reported	Adjustments	Non- GAAP
Revenue
Products	$1,062.4	$—	$1,062.4	$1,400.0	$—	$1,400.0
Services	223.3	—	223.3	242.3	—	242.3
Total revenue	1,285.7	—	1,285.7	1,642.3	—	1,642.3

Cost of Revenue
Products (a)	627.3	(1.6)	625.7	689.3	(2.0)	687.3
Services (a)	150.1	(2.1)	148.0	163.4	(2.3)	161.1
Total cost of revenue	777.4	(3.7)	773.7	852.7	(4.3)	848.4

Gross Profit	508.3	3.7	512.0	789.6	4.3	793.9

Gross profit as a percentage of revenue	39.5%	0.3%	39.8%	48.1%	0.2%	48.3%

Gross profit as a percentage of revenue – products	41.0%	0.1%	41.1%	50.8%	0.1%	50.9%
Gross profit as a percentage of revenue – services	32.8%	0.9%	33.7%	32.6%	0.9%	33.5%

Operating Expenses
Research and development (a)	324.1	(8.2)	315.9	299.7	(8.3)	291.4
Sales and marketing (a)	163.0	(4.3)	158.7	179.3	(5.1)	174.2
General and administrative (a)	80.9	(8.7)	72.2	100.4	(9.1)	91.3
Intangible asset amortization (b)	20.2	(20.2)	—	27.0	(27.0)	—
Restructuring and other charges (c)	20.3	(20.3)	—	9.5	(9.5)	—
Goodwill and IPR&D impairment (d)	102.7	(102.7)	—	—	—	—
Total operating expenses	711.2	(164.4)	546.8	615.9	(59.0)	556.9

Operating (Loss) Earnings	(202.9)	168.1	(34.8)	173.7	63.3	237.0

Operating (loss) earnings as a percentage of revenue	(15.8)%	13.1%	(2.7)%	10.6%	3.8%	14.4%

Other Income
Interest income, net	12.1	—	12.1	12.6	—	12.6
Other (expense) income, net (e)	(4.2)	1.0	(3.2)	5.2	3.8	9.0
Total other income	7.9	1.0	8.9	17.8	3.8	21.6

(Loss) Earnings Before Income Tax	(195.0)	169.1	(25.9)	191.5	67.1	258.6
Income tax benefit (expense) (f)	6.6	1.7	8.3	(35.9)	(46.9)	(82.8)
Net (Loss) Earnings	$(188.4)	$170.8	$(17.6)	$155.6	$20.2	$175.8

Weighted Average Shares Outstanding
Basic	364.5		364.5	378.1		378.1
Diluted	364.5		364.5	382.7		382.7

Net (Loss) Earnings Per Share
Basic	$(0.52)	$0.47	$(0.05)	$0.41	$0.05	$0.46
Diluted	$(0.52)	$0.47	$(0.05)	$0.41	$0.05	$0.46

(1)	Reconciliation of non-GAAP Adjustments

In addition to reporting financial results in accordance with GAAP, Tellabs, Inc. has provided non-GAAP financial measures as additional information for its operating results. These measures have not been prepared in accordance with GAAP and may be different from measures used by other companies. Whenever we use non-GAAP financial measures, we designate these measures, which exclude the effect of certain charges, as “adjusted” and provide a reconciliation of non-GAAP financial measures to the most closely applicable GAAP financial measure. The non-GAAP financial measures eliminate certain items of expenses and losses from cost of revenue, operating expenses, other income and expenses, and income taxes. Management believes that this presentation allows investors to better evaluate the current operational and financial performance of our business and facilitate comparisons to historical results of operations. Management uses these measures for reviewing our financial results and for business planning and performance management. Management discloses this information publicly along with a reconciliation of the comparable GAAP amounts, to provide access to the detail and general nature of adjustments made to GAAP financial results. While some of these excluded items have been periodically reported in our statements of operations, including significant restructuring and other charges, their occurrence in future periods depends on future business and economic factors, among other evaluation criteria, and the occurrence of such events and factors may frequently be beyond the control of management.

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

(d)

We recorded a $82.7 million goodwill impairment charge in 2011, which related to the Broadband segment. In addition, we recorded a $20.0 million other-than-temporary impairment for in-process research and development intangible assets in 2011. We believe these non-cash GAAP measures are not indicative of our core operating performance.

(e)

Other (expense) income, net includes charges to write down long term investments of $1.0 million in 2011 and $3.8 million in 2010. We exclude write downs and gains on sales of long term investments because we believe that they are not related directly to the underlying performance of our working capital assets.

(f)

We calculate a separate tax expense and effective tax rate for GAAP and for non-GAAP purposes. For non-GAAP purposes, we use a 32% effective tax rate which represents the projected, long term effective tax rate on non-GAAP pretax income.

Contractual Obligations

The following table sets forth an overview of contractual obligations, as of December 30, 2011, that will affect our liquidity and cash flows in future periods:

	Payments Due by Period
In millions	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$47.7	$15.3	$18.1	$12.5	$1.8
Operating lease obligations related to restructuring activities, net	7.3	2.4	4.4	0.5	—
Purchase commitments to contract manufacturers and suppliers	176.4	176.4	—	—	—
Loan related to other marketable securities [1]	190.9	190.9	—	—	—
Borrowing fees on loan related to other marketable securities [2]	6.9	1.3	2.5	2.5	0.6
Total contractual obligations	$429.2	$386.3	$25.0	$15.5	$2.4

[1]

Our agreement with the lender of the stock has no defined date when we must repay the loan; however, the loan is callable at the discretion of the lender. Our investment in Cisco stock is maintained at a value equal to the market value of the loaned securities. See Note 7, Investments, to the consolidated financial statements included in Item 8 of this Form 10-K for a more complete description of this obligation.

[2]

For purposes of contractual obligations disclosure, we used Cisco’s average share price of $17.92 for the quarter ended December 30, 2011, to determine the hypothetical value of the borrowing fees assuming the loans are settled in 2017.

We use several contract manufacturers and suppliers who provide manufacturing services for our products. During the normal course of business, we enter into agreements with certain contract manufacturers and suppliers that enable them to procure inventory based on criteria defined by us to reduce manufacturing lead times and ensure adequate component supply. Under these agreements, the maximum liability for purchase commitments as of December 30, 2011, was $176.4 million, of which $15.6 million for excess purchase commitments was recorded in Other accrued liabilities on the balance sheet.

The borrowing fees on the loan related to other marketable securities that are recorded in the financial statements each period are affected by Cisco’s average share price at the end of each quarter.

As of December 30, 2011, we had unrecognized tax positions of $12.1 million in long-term income tax liabilities. At this time, we are unable to make a reasonable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates

The methods, estimates and judgments that we use in applying accounting policies can have a significant impact on the results we report in the consolidated financial statements. Some of these estimates require difficult and subjective judgments, often as a result of the need to estimate matters that are inherently uncertain. For the reasons discussed below, we consider critical accounting estimates to be revenue recognition, the allowance for excess and obsolete inventory and excess purchase commitments (collectively E&O), goodwill, the valuation of amortizable intangible assets, the estimate of the warranty liability, reserve requirements for lease obligations on vacated facilities, income taxes, valuation allowance for deferred tax assets and equity-based compensation.

We have discussed the development and selection of these critical accounting policies and estimates with the Audit and Ethics Committee of Tellabs’ Board of Directors.

Revenue Recognition

Determining the proper revenue recognition in our financial statements requires us to make judgments about the application of the accounting rules based on the facts and circumstances of each customer arrangement.

When a customer arrangement involves multiple deliverables, we evaluate all deliverables to determine whether they represent separate units of accounting. This approach involves a determination about:

•	whether the delivered item has value to the customer on a stand-alone basis; and

•

whether delivery or performance of the undelivered item is considered probable and is substantially in our control where an arrangement contains a general right of return relative to the delivered item.

We account for the delivered item as a separate unit of accounting if we satisfy both points identified above.

Arrangement consideration is allocated to all deliverables based on the relative selling price. We determine selling price using one of three methods: vendor-specific objective evidence, third-party evidence or estimated selling price. We use vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The factors mentioned above involve estimates and judgments that can impact the pattern and timing of revenue recognition.

The determination of whether software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality can impact whether revenue is recognized under software revenue recognition guidance or under general revenue recognition guidance. This assessment could impact the amount and timing of revenue recognition.

Many of our contracts contain customer acceptance provisions. In cases involving sales of new products, for example, we defer revenue until we receive formal customer acceptance. In cases where we can demonstrate that the product or service has met all acceptance criteria prior to formal customer acceptance, or where we have sufficient historical evidence of customer acceptance, we consider acceptance to be perfunctory, and therefore formal customer acceptance is not required. Judgment about whether acceptance is perfunctory can impact the timing of revenue for contracts containing acceptance provisions.

Excess & Obsolete Inventory and Excess Purchase Commitments

We determine inventory cost using the first-in, first-out method, and we value inventory at the lower of cost or market, with market determined by reference to current replacement cost or net realizable selling price. We determine the amount of inventory that is excess and obsolete (E&O) and purchase commitments in excess of requirements using estimates of future demand for individual components of raw materials and finished goods.

To determine E&O, we compare listings of existing piece parts and finished goods to future product demand and usage requirements. We record a full valuation allowance for inventory quantities on hand in excess of two years’ expected usage. For inventory quantities that fall between one and two years’ demand, we use management’s judgment to determine the appropriate E&O amount. We do not record an allowance if the quantity is less than one year’s forecasted demand.

We believe the accounting estimate related to E&O is a critical accounting estimate because it requires us to make assumptions about future sales volumes and product mix, both of which can be highly uncertain. Changes in these estimates can have a material effect on our financial statements.

Goodwill

Goodwill impairment is reviewed annually and when impairment indicators exist by comparing the segment’s net book value to its fair value. If the segment’s fair value is greater than its net book value, then further impairment tests are not deemed necessary. If the segment’s fair value is less than its net book value, then further tests are performed to determine the segment’s implied fair value of goodwill. The implied fair value is then compared against the book value of goodwill to determine the amount of the goodwill impairment.

The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions in determining a segment’s fair value. We calculate the fair value of each segment by using a blended analysis of the present value of future discounted cash flows and the market approach of valuation. The discounted cash flow method requires us to use estimates and judgments about the future cash flows of the operating segments. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage the underlying operating segments, there is significant judgment in determining the cash flows attributable to these operating segments, including markets and market share, sales volumes and mix, research and development expenses, tax rates, capital spending, discount rate and working capital changes. Cash flow forecasts are based on segment operating plans for the early years and business projections in later years. The market approach is based on a comparison of the Company to comparable publicly traded firms in similar lines of business. This method requires us to use estimates and judgments when determining comparable companies. We assess such factors as size, growth, profitability, risk and return on investment.

We believe the accounting estimate related to the valuation of goodwill is a critical accounting estimate because it requires us to make assumptions that are highly uncertain about the future cash flows of our segments. Changes in these estimates can have a material impact on our financial statements.

Intangible Assets

Intangible assets consist primarily of purchased technology, which arose primarily from acquisitions of businesses in 2009 and 2004.

We evaluate the carrying value of intangible assets and other long-lived assets for impairment whenever indicators of impairment exist. We test finite-lived intangible assets for recoverability using pretax undiscounted cash flows. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage the underlying operating segments, there is significant judgment in determining the cash flows attributable to these operating segments, including markets and market share, sales volumes and mix, research and development expenses, capital spending and working capital changes. Cash flow forecasts are based on segment operating plans for the early years and business projections in later years. We compare the pretax undiscounted cash flows to the carrying value of the asset group. If the carrying value exceeds the sum of the undiscounted cash flows of the asset group, an impairment charge must be recognized in the financial statements.

We believe the accounting estimate related to the valuation of intangible assets is a critical accounting estimate because it requires us to make assumptions about future sales prices and volumes for products that involve new technologies and applications where customer acceptance of new products or timely introduction of new technologies into their networks are uncertain. The recognition of an impairment could be material to our financial statements.

Warranty Costs

We provide warranties for all of our products, with terms and conditions that vary depending on the product sold. We provide a basic limited warranty for periods that range from 90 days to six years. We record warranty expense in cost of revenue on the consolidated statement of operations. We estimate warranty liability by applying historical warranty return rates and costs per claim to the number of units shipped that are still within their warranty period. In addition, when we judge that a particular warranty claim will involve costs that are out of the ordinary, we separately estimate the costs for that claim and record the amount as an additional warranty expense for the period in which we determine we have a liability.

We believe that the accounting estimate related to warranty costs is a critical accounting estimate because it requires us to make assumptions about matters that are highly uncertain, including: future rates of product failure; repair costs, including availability of materials; shipping and handling; and de-installation and re-installation costs at customers’ sites, among others. Consequently, the changes in warranty reserves could be material to our financial statements.

Restructuring Reserves – Leases

Restructuring reserves consist of amounts we owe on leases for facilities we vacated, reduced by an estimate of sublease rental income. We determined the amount of the reserve for each facility by estimating the amount of time it will be vacant before it is sublet and the terms of the sublease agreement compared with our obligation, then reducing the reserve by an estimate of potential sublease income. We examine real estate market conditions in each location where we have a vacated facility.

We believe the accounting estimate of restructuring lease obligations is a critical accounting estimate because it requires us to make assumptions about real estate rental markets and conditions that are highly uncertain, and changes in our estimates could have a material impact on our financial statements.

Income Taxes

We conduct business and file income tax returns in numerous tax jurisdictions around the world. This requires us to interpret tax laws that are often vague and uncertain, and to make judgments about the application of those laws when we prepare tax returns. When we calculate income tax expense and the related tax liabilities and assets for the consolidated financial statements, we use estimates of the amount of income, deductions and credits that we believe are allowable under local tax laws and that should be allowed by tax authorities if the tax returns are audited. However, tax authorities may disagree on the amounts of income, deductions and credits that are allowed to be included in those tax returns. This could result in paying additional taxes or receiving a refund of previously paid taxes.

Because we are a large multi-national corporation, the United States Internal Revenue Service (IRS) generally audits each of our federal income tax returns. Currently the IRS is auditing the 2009 pre-acquisition tax period of WiChorus. We are not under audit in any of our other major jurisdictions for tax periods through 2011. Although we have recorded tax reserves for potential adjustments to tax liabilities for prior years, we cannot provide assurance that a material adjustment to our financial statements, either positive or negative, will not result when the audits are concluded.

Valuation Allowance for Deferred Tax Assets

Deferred tax assets arise when we recognize charges or expenses in our financial statements that will not be allowed as income tax deductions until future periods. The term deferred tax asset also includes unused tax net operating losses and tax credits that we are allowed to carry forward to future years. Accounting rules permit us to carry deferred tax assets on the balance sheet at full value as long as it is “more likely than not” the deductions, losses, or credits will be used in the future. A valuation allowance must be recorded against a deferred tax asset if this test cannot be met. The accounting rules state that a company with a recent history of losses would have a difficult, perhaps impossible, time supporting a position that utilization of its deferred tax assets was more likely than not to occur.

We believe that the cumulative loss incurred by the Company in the 2009 through 2011 period represents sufficient negative evidence to determine that the establishment of a valuation allowance against domestic deferred tax assets is appropriate. Until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and certain non-U.S. tax benefits.

Equity-Based Compensation

We account for equity-based compensation in accordance with the Financial Accounting Standards Board (FASB) authoritative guidance related to accounting for share-based payments. Under the fair value recognition provisions of this guidance, we measure equity-based compensation cost, at the grant date, based on the value of the award, which is recognized as expense over the vesting period. Determining the fair value of equity-based awards at the grant date requires several assumptions, and a change in these assumptions could materially impact equity-based compensation expense and results of operations. These assumptions include our stock’s expected volatility, the risk-free interest rate, expected option term and expected dividend yield. In addition, we estimate the amount of equity-based awards that are expected to be forfeited.

Strategy and Outlook

Tellabs operates in a challenging, exciting industry. Over the past few years, wireless carriers, under competitive pressure, have aggressively invested in network infrastructure to deliver third-generation (3G) data-oriented services. As consumers embrace smartphones, tablets and new bandwidth-hungry mobile Internet applications such as video, wireless carriers need to expand the capacity of these networks to keep up with increasing mobile Internet traffic. Today, carriers have begun to deploy fourth-generation (4G) network equipment.

In the wireline sector, telecom service providers face significant competitive threats to their most profitable residential services from cable TV providers and the substitution of mobile services. In an effort to counter line loss and declining voice revenues in recent years, carriers have undertaken ambitious and expensive programs to transform their wireline access networks with fiber-optic technology to deliver a bundle of voice, data and video services that is competitive with or superior to that offered by competitors. After several years of aggressive spending, carriers have moderated investment in their wireline access networks.

On the business side, wireline carriers and cable TV service providers have also introduced next-generation data technology to deliver new business-oriented voice, video and data/Internet services to their corporate customers.

Many carriers have consolidated to achieve the advantages of scale needed to sustain such major network build outs. As a result, these large carriers have gained increased pricing power over equipment suppliers such as Tellabs. This consolidation has had an adverse effect on overall capital spending by carriers.

Some equipment suppliers have also consolidated to achieve the scale advantages needed to better address their consolidated customer base. Heightened competition by these suppliers has resulted in increased pricing pressure for Tellabs and some of its direct competitors on a global basis.

Expectations for capital spending levels by our customers in 2012 vary. We expect overall global capital spending to decline slightly this year as carriers continue to shift investment from delivering residential wireline services to expanding mobile network capacity.

We cannot predict how macroeconomic issues will continue to affect capital spending by our customers in 2012. While the economic environment may be challenging, we believe we are invested in the right solutions for growing markets.

The Company’s strategy is to focus on a product portfolio that addresses the global markets for packet optical and mobile backhaul solutions. We expect that executing this strategy of directing resources to create innovative products and services will help customers succeed.

Since 2005, we have actively returned capital to stockholders through stock buybacks. In 2010, we began paying quarterly cash dividends to stockholders. We have resources in place to fund both organic and inorganic growth and return capital to stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

During the normal course of business, we invest a portion of our cash and cash equivalents in marketable securities. These investments are sensitive to interest rate movements and their fair value will decline as interest rates rise and increase as interest rates decline. For a discussion of our investments in marketable securities for the fiscal years ended December 30, 2011, and December 31, 2010, see Note 7, Investments, to the consolidated financial statements included in Item 8 of this Form 10-K and is incorporated herein by reference.

Foreign Currency Exchange Risk

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

Cash Flow Hedges

We use foreign currency forward and option contracts, designated as cash flow hedges, to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conduct monthly effectiveness tests of these hedging relationships on a spot-to-spot basis, excluding forward points. Effective gains and losses from derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions occur, at which time they are reclassified to Total cost of revenue. Ineffectiveness is recorded to Other (expense) income, net. If it becomes probable that an anticipated transaction that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other (expense) income, net. At December 30, 2011, we did not have any cash flow hedges outstanding. We continue to monitor the Company’s overall currency exposure and may elect to add additional cash flow hedges in the future if deemed necessary.

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency of the Tellabs entity entering into the transaction are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income. The gain or loss from changes in the fair value of the derivative contracts are generally offset by gains or losses of the underlying transactions being hedged. These derivative contracts are not designated as hedges. At December 30, 2011, we held non-designated foreign currency forward contracts in 11 currencies, with a gross notional equivalent of $151.9 million. The maturities of the foreign currency forward contracts held at year-end range from one to six months.

Our net foreign currency exposure is diversified among a broad number of currencies. The notional amounts reflected in the following table represent the U.S. dollar values of the agreed-upon amounts that will be delivered to a third party on the agreed-upon date:

	December 30, 2011
In millions	Notional Amount	Fair Value
Forward Contracts
Purchased	$44.0	$—
Sold	107.9	(0.1)
Total	$151.9	$(0.1)

Net Investment Hedges

We entered into three-month foreign currency forward contracts, designated as net investment hedges, to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts due to exchange rate fluctuations are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment in the foreign subsidiary. We conduct monthly effectiveness tests of net investment hedges on a spot-to-spot basis, excluding forward points, and any measurement of ineffectiveness is recorded in income. As of December 30, 2011, we had a net unrealized gain of $18.6 million in Accumulated other comprehensive income, which includes a net gain of $18.5 million related to settled contracts and a net gain of $0.1 million related to unsettled contracts. We held net investment hedges with a notional value of 85 million Euros at the end of 2011. All net investment hedges were contracted with three-month maturities.

The notional amounts reflected in the following table represent the U.S. dollar values of the agreed-upon amounts that will be delivered to a third party on the agreed-upon date:

	December 30, 2011
In millions	Notional Amount	Fair Value
Forward Contracts
Purchased	$—	$—
Sold	109.7	0.1
Total	$109.7	$0.1

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

The management of Tellabs, Inc., and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2011, as required by Rule 13a-15(c) of the Securities Exchange Act of 1934, as amended. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that internal control over financial reporting was effective as of December 30, 2011. The effectiveness of internal control over financial reporting as of December 30, 2011, has been audited by Ernst & Young, LLP, an independent registered certified public accounting firm, as stated in their attestation report, which is included herein.

Robert W. Pullen
President and Chief Executive Officer

Thomas P. Minichiello
Acting Chief Financial Officer
Vice President of Finance and Chief Accounting Officer
February 28, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tellabs, Inc.

We have audited the accompanying consolidated balance sheets of Tellabs, Inc. and subsidiaries (the “Company”) as of December 30, 2011 and December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2011. Our audits also included the financial statement schedule listed in the Index of Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 30, 2011 and December 31, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2010, Tellabs, Inc. changed its method of accounting for revenue recognition with the adoption of amendments to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) resulting from Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, and Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, both adopted effective January 2, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012, expressed an unqualified opinion thereon.

Chicago, Illinois

February 28, 2012

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Tellabs, Inc.

We have audited Tellabs, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 30, 2011 and December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2011, and our report dated February 28, 2012 expressed an unqualified opinion thereon.

Chicago, Illinois

February 28, 2012

Consolidated Statements of Operations

In millions, except per-share data	Year Ended 12/30/11	Year Ended 12/31/10	Year Ended 1/1/10
Revenue
Products	$1,062.4	$1,400.0	$1,295.4
Services	223.3	242.3	230.3
Total revenue	1,285.7	1,642.3	1,525.7

Cost of Revenue
Products	627.3	689.3	709.2
Services	150.1	163.4	150.7
Total cost of revenue	777.4	852.7	859.9

Gross Profit	508.3	789.6	665.8

Operating Expenses
Research and development	324.1	299.7	268.7
Sales and marketing	163.0	179.3	165.9
General and administrative	80.9	100.4	101.4
Intangible asset amortization	20.2	27.0	24.6
Restructuring and other charges	20.3	9.5	11.7
Goodwill and IPR&D impairment	102.7	—	—
Total operating expenses	711.2	615.9	572.3

Operating (Loss) Earnings	(202.9)	173.7	93.5

Other Income
Interest income, net	12.1	12.6	19.3
Other (expense) income, net	(4.2)	5.2	0.4
Total other income	7.9	17.8	19.7

(Loss) Earnings Before Income Tax	(195.0)	191.5	113.2
Income tax benefit (expense)	6.6	(35.9)	0.4
Net (Loss) Earnings	$(188.4)	$155.6	$113.6

Weighted Average Shares Outstanding
Basic	364.5	378.1	392.5
Diluted	364.5	382.7	394.2

Net (Loss) Earnings Per Share
Basic	$(0.52)	$0.41	$0.29
Diluted	$(0.52)	$0.41	$0.29

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

In millions, except share data	12/30/11	12/31/10
ASSETS
Current Assets
Cash and cash equivalents	$132.7	$208.8
Investments in marketable securities	843.9	925.7
Total cash, cash equivalents and marketable securities	976.6	1,134.5
Other marketable securities	190.9	213.6
Accounts receivable, net of allowances of $1.3 and $1.3	317.6	342.6
Inventories
Raw materials	33.7	30.3
Finished goods	110.3	132.0
Total Inventories	144.0	162.3
Income taxes	27.9	14.8
Miscellaneous receivables and other current assets	39.8	45.0
Total Current Assets	1,696.8	1,912.8
Property, Plant and Equipment
Land	20.0	20.8
Buildings and improvements	197.4	204.2
Equipment	446.9	422.8
Total property, plant & equipment	664.3	647.8
Accumulated depreciation	(390.8)	(378.5)
Property, plant and equipment, net	273.5	269.3
Goodwill	122.0	204.9
Intangible Assets, Net of Amortization	57.1	96.7
Other Assets	98.6	119.2
Total Assets	$2,248.0	$2,602.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$97.1	$123.4
Accrued compensation	46.3	97.2
Restructuring and other charges	13.0	7.7
Income taxes	63.5	88.4
Loan related to other marketable securities	190.9	213.6
Deferred revenue	40.8	43.0
Other accrued liabilities	78.4	89.8
Total Current Liabilities	530.0	663.1
Long-Term Restructuring Liabilities	4.7	3.1
Income Taxes	21.2	28.1
Other Long-Term Liabilities	47.4	47.1
Stockholders' Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 505,238,503 and 501,744,627 shares issued	5.1	5.0
Additional paid-in capital	1,572.4	1,547.9
Treasury stock, at cost: 140,250,476 and 139,243,079 shares	(1,227.2)	(1,222.1)
Retained earnings	1,204.6	1,422.1
Accumulated other comprehensive income	89.8	108.6
Total Stockholders' Equity	1,644.7	1,861.5
Total Liabilities and Stockholders' Equity	$2,248.0	$2,602.9

The accompanying notes are an integral part of these statements.

Consolidated Statements of Stockholders' Equity

In millions	Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, January 2, 2009	395.7	$5.0	$1,485.9	$(952.4)	$1,183.2	$124.8	$1,846.5
Net earnings					113.6		113.6
Reclassification adjustment for net gain included in net earnings, net of tax of $1.5	—	—	—	—	—	(3.8)	(3.8)
Unrealized net gain on available-for-sale securities, net of tax of $(1.1)	—	—	—	—	—	4.2	4.2
Unrealized net loss on cash flow hedges, net of tax of $1.1	—	—	—	—	—	(2.9)	(2.9)
Unrealized net gain on net investment hedges	—	—	—	—	—	2.9	2.9
Foreign currency translation adjustment	—	—	—	—	—	14.5	14.5
Unrecognized prior service cost, net of tax of $0.0	—	—	—	—	—	0.1	0.1
Comprehensive Income							128.6
Stock issued for employee stock programs	2.0	—	1.8	—	—	—	1.8
Equity-based compensation expense	—	—	20.6	—	—	—	20.6
Tax effect from equity-based compensation expense	—	—	0.9	—	—	—	0.9
Fair value of stock options exchanged in acquisition	—	—	2.0	—	—	—	2.0
Purchase of treasury stock	(13.4)	—	—	(85.5)	—	—	(85.5)
Balance, January 1, 2010	384.3	$5.0	$1,511.2	$(1,037.9)	$1,296.8	$139.8	$1,914.9
Net earnings					155.6		155.6
Reclassification adjustment for net gain included in net earnings, net of tax of $1.8	—	—	—	—	—	(2.4)	(2.4)
Unrealized net loss on available-for-sale securities, net of tax of $0.2	—	—	—	—	—	(0.4)	(0.4)
Unrealized net gain on net investment hedges, net of tax of $(3.7)	—	—	—	—	—	6.4	6.4
Foreign currency translation adjustment	—	—	—	—	—	(35.4)	(35.4)
Unrecognized prior service cost, net of tax of $0.0	—	—	—	—	—	0.1	0.1
Unrecognized net gain on retiree medical plan, net of tax of $(0.2)	—	—	—	—	—	0.5	0.5
Comprehensive Income							124.4
Stock issued for employee stock programs	4.0	—	8.0	—	—	—	8.0
Equity-based compensation expense	—	—	26.8	—	—	—	26.8
Tax effect from equity-based compensation expense	—	—	1.9	—	—	—	1.9
Purchase of treasury stock	(25.8)	—	—	(184.2)	—	—	(184.2)
Cash dividends paid	—	—	—	—	(30.3)	—	(30.3)
Balance, December 31, 2010	362.5	$5.0	$1,547.9	$(1,222.1)	$1,422.1	$108.6	$1,861.5
Net loss					(188.4)		(188.4)
Reclassification adjustment for net gain included in net loss, net of tax of $0.1	—	—	—	—	—	(0.6)	(0.6)
Unrealized net gain on available-for-sale securities, net of tax of $(0.5)	—	—	—	—	—	2.0	2.0
Unrealized net gain on net investment hedges, net of tax of $(0.7)	—	—	—	—	—	1.9	1.9
Foreign currency translation adjustment	—	—	—	—	—	(20.5)	(20.5)
Unrecognized prior service cost, net of tax of $0.0	—	—	—	—	—	0.1	0.1
Unrecognized net loss on retiree medical plan, net of tax of $0.8	—	—	—	—	—	(1.7)	(1.7)
Comprehensive Income							(207.2)
Stock issued for employee stock programs	3.5	0.1	0.5	—	—	—	0.6
Equity-based compensation expense	—	—	24.9	—	—	—	24.9
Tax effect from equity based compensation expense	—	—	(0.9)	—	—	—	(0.9)
Purchase of treasury stock	(1.0)	—	—	(5.1)	—	—	(5.1)
Cash dividends paid	—	—	—	—	(29.1)	—	(29.1)
Balance, December 30, 2011	365.0	$5.1	$1,572.4	$(1,227.2)	$1,204.6	$89.8	$1,644.7

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

In millions	Year Ended 12/30/11	Year Ended 12/31/10	Year Ended 1/1/10
Operating Activities
Net (loss) earnings	$(188.4)	$155.6	$113.6
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation and amortization	76.2	77.3	75.3
Loss on disposal of property, plant and equipment	0.7	0.3	0.8
Goodwill and IPR&D impairment	102.7	—	—
Equity-based compensation	24.6	27.0	20.7
Deferred income taxes	(0.8)	18.1	(9.2)
Net gains on investments in marketable securities	—	(12.2)	(4.7)
Excess tax benefits from equity-based compensation	(0.2)	(1.6)	(0.3)
Restructuring and other charges	20.3	9.5	11.7
Other-than-temporary impairment charges on investments	2.2	3.8	0.4
Net changes in assets and liabilities:
Accounts receivable	15.9	(17.9)	8.8
Inventories	16.9	(35.5)	56.4
Miscellaneous receivables and other current assets	(7.6)	10.6	9.4
Other assets	(4.6)	(4.1)	0.1
Accounts payable	(23.1)	52.7	(21.4)
Restructuring and other charges	(11.7)	(13.0)	(21.1)
Deferred revenue	(2.1)	11.9	(3.7)
Other accrued liabilities	(59.6)	25.6	2.8
Income taxes	(7.4)	(16.8)	(10.9)
Other long-term liabilities	(3.1)	(2.5)	1.0
Net Cash (Used for) Provided by Operating Activities	(49.1)	288.8	229.7
Investing Activities
Capital expenditures	(65.2)	(55.6)	(45.9)
Proceeds on disposals of property, plant and equipment	0.3	0.1	1.0
Payments for purchases of investments	(811.5)	(2,217.7)	(1,112.2)
Proceeds from sales and maturities of investments	888.2	2,245.1	946.2
Payments for acquisition, net of cash acquired	—	—	(164.7)
Net Cash Provided by (Used for) Investing Activities	11.8	(28.1)	(375.6)
Financing Activities
Proceeds from short-term borrowings	1.3	—	—
Payments of short-term borrowings	(1.3)	—	—
Proceeds from issuance of common stock under stock plans	0.6	8.0	1.7
Repurchase of common stock	(5.1)	(184.2)	(85.5)
Excess tax benefits from equity-based compensation	0.2	1.6	0.3
Dividends paid	(29.1)	(30.3)	—
Net Cash Used for Financing Activities	(33.4)	(204.9)	(83.5)
Effect of Exchange Rate Changes on Cash	(5.4)	(1.0)	7.3
Net (Decrease) Increase in Cash and Cash Equivalents	(76.1)	54.8	(222.1)
Cash and Cash Equivalents—Beginning of Year	208.8	154.0	376.1
Cash and Cash Equivalents—End of Year	$132.7	$208.8	$154.0
Other Information
Interest paid	$1.3	$1.7	$1.5
Income taxes paid	$6.1	$23.3	$12.7

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

In millions, except per-share data

1. Summary of Significant Accounting Policies

Nature of Business

We design, develop and support telecommunications networking products. We generate revenue principally through the sale of these products to communications service providers worldwide as both stand-alone network elements and as elements of integrated solutions. We also generate revenue by providing services to our customers.

Principles of Consolidation

Our consolidated financial statements include the accounts of Tellabs and its subsidiaries. We eliminate all intercompany accounts and transactions.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

We consider all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, marketable securities and derivatives. The carrying value of the cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value because of their short-term nature. We determine the fair value of marketable securities and derivatives based on observable inputs such as quoted prices in active markets, or other than quoted prices in active markets, that are observable either directly or indirectly. See discussion in Notes 7 and 8 regarding investments and derivatives, respectively.

Accounts Receivable Allowances

We base the reserve for allowances on an assessment of aged receivables and the collectability of customers’ accounts. We regularly review the allowance by considering factors such as customer financial strength, the age of accounts receivable balances, current economic conditions that may affect a customer’s ability to pay and historical experience. As specific balances are determined to be ultimately uncollectible, they are removed from accounts receivable.

Inventories and Suppliers

We determine inventory cost using the first-in, first-out method. We value inventory at the lower of cost or market, with market determined at the lower of current replacement cost or net realizable selling price. We determine the amount of inventory that is excess and obsolete and purchase commitments in excess of requirements using estimates of future demand for individual components of raw materials and finished goods.

We outsource the manufacturing of products to third-party suppliers. Although a limited number of suppliers are used to manufacture our products, we believe other suppliers could provide similar products on comparable terms. An inability of a supplier to provide product could cause a near-term reduction of revenue, which would affect operating results adversely.

Property, Plant and Equipment

We record property, plant and equipment at cost or fair value if acquired in a business combination, less accumulated depreciation and amortization. We compute depreciation using the straight-line method. Buildings are depreciated over 25 to 40 years; building improvements over 7 years; leasehold improvements over the lesser of the life of the lease or the useful life of the asset, currently 3 to 15 years; and equipment over 3 to 10 years. We evaluate property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable.

Equity-Based Compensation

We recognize compensation expense for employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards over the requisite service period for the respective award.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities as well as tax credit and operating loss carry forwards using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Goodwill

Goodwill impairment is reviewed annually and when impairment indicators exist. Goodwill impairment reviews are conducted in two steps, the first of which is by comparing the segment’s net book value to fair value. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions. We calculate the fair value of the segment using a blended analysis of the discounted cash flow method and the market approach of valuation. The discounted cash flow method requires us to use estimates and judgments about the future cash flows of the segment. The assumptions used in our cash flow forecasts are consistent with plans and estimates we use to manage the underlying segment. The market approach requires us to make judgments to determine comparable publicly-traded companies. See the discussion in Note 5 regarding goodwill.

Intangible Assets

Intangible assets are made up primarily of purchased technology and customer relationships from acquisitions. These assets are amortized over their estimated useful lives and reviewed for impairment when indicators of impairment exist, such as loss of customer relationships, customer nonacceptance of products and underlying technology, and reduced product margins indicating declining operating performance or cash flows. The estimated useful lives of these assets are evaluated to determine if a change in an estimate is required. The remaining carrying value of the asset is amortized prospectively over the remaining adjusted useful life of the asset. The review for potential impairment and change in estimated useful lives requires us to use estimates and judgments of future cash flows, consistent with plans and estimates we use to manage related product cash flows.

Revenue Recognition

Determining the proper revenue recognition in our financial statements requires us to make judgments about the application of the accounting rules based on the facts and circumstances of each customer arrangement.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price or fee is fixed or determinable, and collectability is reasonably assured.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping terms and related documents are used to verify delivery or performance.

The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. If the price is not fixed or determinable, revenue is recognized as payments become due from the customer.

Collectability is assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to the Company. If collectability is not considered probable, revenue is not recognized until the payment is made.

The majority of revenue comes from product sales. We generally recognize revenue either upon shipment or upon delivery to the customer, depending on the contractual delivery terms.

Some customer agreements contain acceptance clauses that grant the customer the right to return or exchange products that do not conform to specifications. If we do not have sufficient historical evidence of customer acceptance, we recognize revenue when we receive written evidence of customer acceptance or the acceptance provisions lapse. When we have sufficient historical evidence that products meet the specifications, we recognize revenue upon shipment or delivery provided title and risk of loss have transferred at that time.

Some customer agreements grant the right to return or exchange product. We accrue for returns based on historical evidence of rates of return. We recognize revenue, net of potential returns, upon shipment or upon delivery of the product to the customer provided title and risk of loss have transferred at that time.

Some customer arrangements are in the form of distribution agreements, with contractual rights of return, promotional rebates, and other incentives and credits allowances. We recognize revenue net of estimated returns and rebates, which are calculated based on contractual provisions and historical evidence of returns activity.

We also recognize revenue from deployment services, support agreements, training and professional services. Deployment services revenue results from installation of products at customer sites. Installation services, which generally occur over a short time period, are not services required for the functionality of products, as customers do not have to purchase installation services from us, and may install products themselves, or hire third parties to perform the installation services. We recognize revenue for deployment services upon completion. We recognize revenue from support agreements ratably over the service period. We recognize training and professional services revenue upon completion.

Many customer arrangements include the right to invoice the customer for costs of shipping product to the customer’s location. In these cases, we record the amount included on the customer’s invoice for shipping costs as revenue. The cost of shipping products to customers is recorded as cost of revenue.

We record revenue net of any sales-related taxes that are imposed on a sale to our customers regardless of whether or not we bill the customer for such tax. We believe this approach results in financial statements that are more easily understood by investors.

Accounting for multiple element arrangements entered into or materially modified after fiscal 2009

When a sales arrangement contains multiple deliverables, such as product sales that include services to be performed after delivery of the product, or where we sell multiple products to a customer, we account for a deliverable (or a group of deliverables) separately if (1) the delivered item(s) has stand-alone value to the customer, and (2) if we have given the customer a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control.

Arrangement consideration is allocated to all deliverables based on the relative selling price using one of three methods: vendor – specific objective evidence, third-party evidence or estimated selling price. We use vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence or third-party evidence is available.

Revenue recognition for elements delivered will be limited to the amount that is not contingent on the future delivery of products and/or services, future performance obligations or subject to customer-specified return or refund privileges.

We determine vendor-specific objective evidence of an item based on our selling price for a deliverable when sold on a stand-alone basis. Third-party evidence is determined based on a vendor’s selling price for a comparable product or service on a stand-alone basis, if available. The best estimate of selling price is established based on internal factors including pricing practices, market conditions and product lifecycles.

If we determine that the software products bundled with tangible products function together to deliver the product’s essential functionality, we exclude them from the scope of software revenue recognition guidance.

Accounting for multiple element arrangements entered into prior to fiscal 2010

For agreements with multiple-element arrangements entered into prior to 2010, we determine whether objective and reliable evidence of fair value for the items included in a multiple-element arrangement exist, based on whether we have vendor-specific objective evidence of the price that we sell an item for on a stand-alone basis. If we do not have vendor-specific objective evidence for the item, we use the price charged by a vendor selling a comparable product or service on a stand-alone basis to similarly situated customers, if available.

When there is objective and reliable evidence of fair value for all units of accounting in an arrangement, we allocate the arrangement consideration to the separate units of accounting based on their relative fair values. In cases where we have objective and reliable evidence of fair value for the undelivered items in an arrangement, but no such evidence for the delivered items, we allocate the arrangement consideration using the residual method. If the elements are not considered separate units of accounting, or if we can’t determine the fair value of any of the undelivered elements, we defer revenue until the entire arrangement is delivered or fair value is determined for all undelivered units of accounting. Once we determine the amount, if any, of arrangement consideration allocable to the undelivered item(s), we apply the applicable revenue recognition policy, as described elsewhere herein, to determine when such amount may be recognized as revenue. When an arrangement includes software that is more than incidental or the arrangement includes non-software elements for which software is essential to the functionality of the element, all elements of the arrangement are accounted for using software revenue recognition guidance.

Legal Costs

We expense legal costs associated with litigation defense as incurred.

Net Earnings per Share

We base net earnings per share on the weighted average number of issued and outstanding common shares (basic) and the weighted average issued and outstanding common shares adjusted for assumed exercises of dilutive stock options, unvested restricted stock and unvested performance stock units (diluted). We base net earnings per share in periods of a net loss solely on basic weighted average number of common shares outstanding.

Foreign Currency Translation

We generally measure the financial statements of foreign subsidiaries using the local currency as the functional currency. In such cases, we translate assets and liabilities at exchange rates in effect at the balance sheet date, and we translate revenue and expenses at weighted average exchange rates during the year. We record the gain or loss from translating a subsidiary’s stockholders’ equity into U.S. dollars as foreign currency translation adjustments in Accumulated other comprehensive income.

Foreign Currency Transactions

We recognize foreign currency transaction gains and losses resulting from changes in exchange rates due to the settlement of monetary assets and liabilities in a currency other than the subsidiary’s functional currency in Other (expense) income, net.

2. New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance related to the presentation of comprehensive income. This standard eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Upon adoption, other comprehensive income must be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this standard for the interim period ending March 30, 2012. This standard will change our disclosure for other comprehensive income.

In September 2011, the FASB issued an update to existing guidance on the assessment of goodwill impairment. This update simplifies the annual assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing step one of the two-step review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. This standard is effective for fiscal years beginning on or after December 15, 2011, on a prospective basis, with earlier application permitted. We will adopt this standard for our annual test of goodwill for the year ended December 28, 2012. This standard will not have an impact on our financial statements.

3. Restructuring and Other Charges

On July 25, 2011, management initiated a restructuring plan to align our cost structure to business conditions at that time. We expect to record pretax charges through the second quarter of 2012 of approximately $22 million. The pretax charges will consist of $14 million for workforce reductions of approximately 330 employees and $8 million for facility- and asset-related charges. Restructuring expense for 2011 was $19.7 million, which consists of $14.5 million for workforce reductions, $4.6 million for facility- and asset-related charges, and $0.6 million for other obligations. By segment, total charges to date under this plan are $10.4 million for Broadband, $5.3 million for Transport and $4.0 million for Services. Estimated cash payments under this plan are expected to be $17.0 million through the second quarter of 2013. Other than the cash payments, actions under this plan are expected to be substantially completed by the end of the second quarter of 2012.

On January 25, 2010, management initiated a restructuring plan to enable us to shift investment from TDM (Time Division Multiplexing) to Ethernet and IP products, move our supply chain closer to suppliers, and reduce general and administrative expenses. Restructuring expense for 2011 was $0.8 million for severance-related charges. The cumulative pretax restructuring charges for this plan are $9.8 million, which consists of $7.2 million for workforce reductions and $2.6 million for facility- and asset-related charges. By segment, total charges to date under this plan are $6.2 million for Broadband, $3.3 million for Transport, and $0.3 million for Services. Total cash payments under this plan are expected to be $7.2 million, of which $6.9 million has been paid through 2011. Other than the cash payments, restructuring actions under this plan were completed in the first quarter of 2011.

On July 6, 2009, management initiated a restructuring plan as we aligned costs with customer spending and market conditions at that time. A net restructuring credit of $1.3 million for 2011 consists of $0.6 million for severance-related charges and a gain of $1.9 million for facility- and asset-related charges related to the sale of a facility. The cumulative pretax restructuring charges for this plan are $5.1 million, which consists of $6.6 million in severance charges for workforce reductions and a credit of $1.5 million for facility- and asset-related charges. By segment, total charges to date under this plan are $1.6 million for Broadband, $1.2 million for Transport, and $2.3 million for Services. Total cash payments under this plan are expected to be $6.7 million for workforce reductions, of which $6.1 million has been paid through 2011. Other than the cash payments, restructuring actions under this plan were completed in the first quarter of 2011.

On February 5, 2009, management initiated a restructuring plan as we aligned costs with customer spending and market conditions at that time. By segment, total charges to date under this plan were $0.8 million for Broadband, $0.8 million for Transport and $0.1 million for Services. The cost and cash payments under this plan were $1.7 million for workforce reductions of 49 employees. Restructuring actions under this plan were completed in the third quarter of 2009.

Restructuring expense for previous restructuring plans for 2011 was $1.1 million for facility- and asset-related charges. These expenses are due to changes in previous estimates related to certain lease obligations.

The balance for restructuring plans relates to net lease obligations that expire through 2015 and cash severance that we expect to pay through the end of 2012.

The following table summarizes restructuring and other charges recorded for the plans mentioned above, as well as adjustments for prior restructurings:

	2011	2010	2009
Severance and other termination benefits	$15.9	$6.9	$6.6
Facility and other exit costs	3.8	2.6	5.1
Other obligations	0.6	—	—
Total restructuring and other charges	$20.3	$9.5	$11.7

The following table summarizes our restructuring and other charges activity by segment during 2011 and 2010 and the status at year-end:

	Balance at 12/31/10	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 12/30/11
2011 Restructuring Plan
Broadband	$—	$10.4	$(2.2)	$(0.8)	$7.4
Transport	—	5.3	(1.1)	(0.6)	3.6
Services	—	4.0	(2.3)	(0.1)	1.6
Subtotal 2011 Restructuring Plan	—	19.7	(5.6)	(1.5)	12.6
2010 Restructuring Plan
Broadband	1.4	0.5	(1.7)	—	0.2
Transport	1.0	0.1	(1.0)	—	0.1
Services	—	0.2	(0.2)	—	—
Subtotal 2010 Restructuring Plan	2.4	0.8	(2.9)	—	0.3
Previous Restructuring Plans
Broadband	6.4	0.4	(2.2)	(0.1)	4.5
Transport	1.5	(1.1)	(0.2)	(0.1)	0.1
Services	0.5	0.5	(0.8)	—	0.2
Subtotal Previous Restructuring Plans	8.4	(0.2)	(3.2)	(0.2)	4.8
Total All Restructuring Plans	$10.8	$20.3	$(11.7)	$(1.7)	$17.7

	Balance at 1/1/10	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 12/31/10
2010 Restructuring Plan
Broadband	$—	$5.7	$(3.2)	$(1.1)	$1.4
Transport	—	3.2	(0.7)	(1.5)	1.0
Services	—	0.1	(0.1)	—	—
Subtotal 2010 Restructuring Plan	—	9.0	(4.0)	(2.6)	2.4
2009 Restructuring Plans
Broadband	1.1	0.9	(1.0)	(0.1)	0.9
Transport	1.0	0.3	(0.9)	—	0.4
Services	1.5	(0.3)	(0.7)	—	0.5
Subtotal 2009 Restructuring Plans	3.6	0.9	(2.6)	(0.1)	1.8
Previous Restructuring Plans
Broadband	7.7	0.3	(2.5)	—	5.5
Transport	5.7	(0.7)	(3.9)	—	1.1
Subtotal Previous Restructuring Plans	13.4	(0.4)	(6.4)	—	6.6
Total All Restructuring Plans	$17.0	$9.5	$(13.0)	$(2.7)	$10.8

[1]	Other activities include the effects of currency translation, write-downs of property, plant and equipment to be disposed, as well as other changes that do not flow through restructuring expense.

4. Business Combinations

On December 1, 2009, we acquired WiChorus, a privately held developer of mobile packet core products. We paid $180.0 million in cash for 100% of WiChorus’ capital stock and 628,517 of Tellabs options, with a weighted average remaining vesting period of 1.5 years in exchange for unvested WiChorus employee stock options. The options had a total fair value, estimated using the Black-Scholes option pricing model, of $3.3 million, $2.0 million of which was allocated to the acquisition and $1.3 million allocated to post-acquisition employee service. Taking into account WiChorus’ $15.3 million cash balance, the net cash price was $164.7 million. The intent of the acquisition was to enable Tellabs to expand into mobile packet core networks. To focus our business, we will stop developing products for the mobile packet core market, which has not measured up to our expectations during the past two years, while supporting our existing customers. We accounted for this acquisition under the purchase method of accounting. We have included the operating results of the business in the accompanying results of operations from the date of acquisition.

Goodwill from this acquisition was $82.7 million, which reflected current market pricing and synergies created by combining Tellabs resources with the SmartCore technology. All goodwill was allocated to the Broadband segment and was not deductible for income tax purposes. Given that we continued to experience a significant decline in business volumes from a major customer that has had an adverse impact on the results of the Broadband segment, which was not expected to reverse in the near-term, and since Tellabs’ overall market capitalization continued to fall below book value, we completed an interim goodwill impairment review for the Broadband segment in the third quarter of 2011. As a result of the review, we recorded an impairment charge for the full amount of Broadband segment goodwill, amounting to $82.7 million. See Note 5, Goodwill and Intangible Assets, for a further discussion of the goodwill impairment.

Intangible assets from the WiChorus acquisition included a $20.0 million IPR&D indefinite life asset. In conjunction with the interim goodwill impairment review, we assessed the valuation of the IPR&D in the third quarter of 2011. Updated management projections related to the IPR&D resulted in an impairment charge in the third quarter of 2011 of $20.0 million. See Note 5, Goodwill and Intangible Assets, for a further discussion of the IPR&D impairment. No amortization was recorded for indefinite life IPR&D costs in 2010 and 2009. The remaining acquired WiChorus intangible assets of $83.6 million, as of the acquisition date, are being amortized on a straight-line basis over a weighted average amortization period of approximately 5 years.

We incurred $1.3 million in acquisition costs in 2009, included in Research and development expenses in the Statement of Operations.

5. Goodwill and Intangible Assets

Goodwill

We report operating results for three segments: Broadband, Transport and Services, which are also our reporting units for goodwill impairment testing. As of December 30, 2011, only the Services segment had a goodwill balance.

We test each operating segment for possible goodwill impairment by comparing each segment’s net book value with fair value. We review goodwill annually for impairment, unless potential interim indicators exist that could result in impairment. We calculate the fair value of each segment by using a blended analysis of the present value of future discounted cash flows and the market approach of valuation. We believe the blended approach, which weighs both valuations equally, is the best method for determining fair value because this approach compensates for inherent risks associated with either model on a stand-alone basis. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions. The discounted cash flow method requires us to use estimates and judgments about the future cash flows of the operating segments. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage the underlying operating segments, there is significant judgment in determining the cash flows attributable to these operating segments, including markets and market share, sales volumes and mix, research and development expenses, tax rates, capital spending, discount rate and working capital changes. Cash flow forecasts are based on segment operating plans for the early years and business projections in later years.

The market approach is based on a comparison of the Company to comparable publicly traded firms in similar lines of business. The estimates and judgments used to determine comparable companies include such factors as size, growth, profitability, risk and return on investment.

In the third quarter of 2011, we performed an interim review for the Broadband segment since we have continued to experience a significant decline in business volumes from a major customer that has had an adverse impact on the results of the Broadband segment, and our overall market capitalization continued to fall below book value. Step one of this review involved determining the Broadband segment’s fair value using the present value of future cash flows based on estimates, judgments and assumptions that management believes are appropriate for the circumstances (Level 3 fair value assumptions, see Note 6, Fair Value Measurements). We determined that the fair value of the Broadband segment was below its carrying value, which necessitated a step two review to determine whether or not to record a goodwill impairment charge. The step two review involved determining the fair value of the identifiable net assets of the Broadband segment, excluding goodwill, and comparing this to the fair value from step one. We determined that the fair value of the identifiable net assets, excluding goodwill, was greater than the fair value of the segment, resulting in no value attributable to goodwill. Consequently, the financial results for the third quarter of 2011 included an impairment charge for the full amount of Broadband segment goodwill, amounting to $82.7 million. The Services segment did not incur an impairment of its goodwill since the fair value of the segment was determined to be greater than the carrying value.

During the fourth quarter of 2011, we tested the Services segment for possible goodwill impairment as part of our annual review. As the Services segment’s fair value was greater than its book value and no impairment indicators existed, further impairment tests were not deemed necessary and no impairment loss was recorded.

In 2010, we reduced goodwill by $2.0 million to reflect a tax benefit for net operating losses from the acquisition of WiChorus. As a result, total goodwill from the acquisition of WiChorus was $82.7 million.

The allocation of goodwill and goodwill activity by segment follows:

	12/30/11
	Broadband	Transport	Services	Total
Beginning balance	$82.7	$—	$122.2	$204.9
Additions (reductions)	(82.7)	—	—	(82.7)
Currency translation adjustments	—	—	(0.2)	(0.2)
Ending balance	$—	$—	$122.0	$122.0

	12/31/10
	Broadband	Transport	Services	Total
Beginning balance	$84.7	$—	$122.5	$207.2
Additions (reductions)	(2.0)	—	—	(2.0)
Currency translation adjustments	—	—	(0.3)	(0.3)
Ending balance	$82.7	$—	$122.2	$204.9

Intangible Assets

We amortize intangible assets with finite lives on a straight-line basis over their estimated useful lives. Trade names/trademarks are amortized over 4 to 12 months; customer relationships/backlog over 6 months to 9 years; non-compete agreements from 1.5 to 3 years; developed technology over 2 to 7.5 years; and leasehold estates over 4 to 10 years.

During 2010, we acquired intangible assets related to the addition of a research and development team in Vancouver, British Columbia, Canada, that offers a unique talent pool to accelerate delivery of differentiated solutions to customers. As a result, we added $0.4 million related to developed technology amortized over 5 years. During 2009, we acquired intangible assets related to the purchase of WiChorus. Additions included $66.0 million related to developed technology amortized up to 7.5 years; $4.3 million for customer relationships amortized over 8 years; $0.2 million for trade names amortized over 1 year; $13.1 million for non-compete agreements amortized over 1.5 to 3 years and $20.0 million related to IPR&D.

We evaluate the carrying value of intangible assets and other long-lived assets for impairment whenever indicators of impairment exist. In the fourth quarter of 2011, we identified indicators of impairment related to our Broadband segment due to the potential exit from the mobile packet core market.

We tested the Broadband segment asset group for recoverability using pretax undiscounted cash flows. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage the underlying operating segments, there is significant judgment in determining the cash flows attributable to these operating segments, including markets and market share, sales volumes and mix, research and development expenses, capital spending and working capital changes. Cash flow forecasts are based on segment operating plans for the early years and business projections in later years. We compared the pretax undiscounted cash flows to the carrying value of the asset group. Based on our test as of December 30, 2011, the undiscounted cash flows exceeded the carrying value of the Broadband long-lived asset group and accordingly no impairment charge was recognized in our financial statements. No impairment was recorded in 2010.

Intangible assets with indefinite lives, which include IPR&D, are reviewed for impairment annually unless potential interim indicators exist that could result in impairment. In conjunction with the interim goodwill impairment review, we assessed the valuation of the IPR&D in the third quarter of 2011. For IPR&D, the review involves determining the present value of estimated future cash flows that reflects updated judgments and assumptions that management believes are appropriate for the circumstances (Level 3 fair value assumptions, see Note 6, Fair Value Measurements). Updated management projections, related to the IPR&D which reflected a significant decline in anticipated business volumes, resulted in an impairment charge in the third quarter of 2011 of $20.0 million.

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	12/30/11
	Gross Assets	Accumulated Amortization	Net
Developed technology	$212.8	$(169.1)	$43.7
Customer relationships/backlog	35.2	(23.7)	11.5
Trade names/trademarks	0.2	(0.2)	—
Leasehold improvements [1]	(2.7)	2.3	(0.4)
Non-compete arrangements	13.1	(10.8)	2.3
Total	$258.6	$(201.5)	$57.1

[1]	Leasehold improvements as of December 30, 2011, reflects a net reclass of $0.5 million to Restructuring and other charges due to the reduction of a facility.

	12/31/10
	Gross Assets	Accumulated Amortization	Net
Developed technology	$215.6	$(161.4)	$54.2
Customer relationships/backlog	35.2	(18.6)	16.6
Trade names/trademarks	0.2	(0.2)	—
Leasehold improvements	(3.2)	2.0	(1.2)
Non-compete arrangements	13.1	(6.0)	7.1
IPR&D	20.0	—	20.0
Total	$280.9	$(184.2)	$96.7

The estimated amortization expense of intangible assets subject to amortization for each of the next five years follows:

2012	$17.8
2013	$15.5
2014	$10.9
2015	$5.3
2016	$5.2
Thereafter	$2.4

6. Fair Value Measurements

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

Marketable Securities

We use a third-party provider to determine fair values of marketable securities. The third-party provider receives market prices for each marketable security from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources with reasonable levels of price transparency. The third-party provider uses these multiple prices as inputs into a pricing model to determine a weighted average price for each security. Tellabs management compares the third-party pricing with pricing from outside investment managers and other market sources to ensure the third-party pricing is reasonable. We classify U.S. Treasury bills and bonds as Level 1 based upon quoted prices in active markets. All other marketable securities are classified as Level 2 based upon the other than quoted prices with observable market data. The type of instruments valued based upon the observable market data include U.S. government sponsored enterprise (agency) debt obligations, Federal Deposit Insurance Corporation (FDIC)-backed corporate debt obligations, investment grade corporate bonds, state and municipal debt obligations, mortgaged backed debt obligations guaranteed by the Government National Mortgage Association (GNMA), certain FDIC-backed bank certificates of deposit, foreign government debt obligations and foreign corporate debt obligations guaranteed by foreign governments.

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

Assets and liabilities measured at fair value on a recurring basis are:

	Fair Value Measurements at December 30, 2011
	Balance at 12/30/11	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$195.7	$195.7	$—	$—
Corporate debt obligations guaranteed by FDIC	66.8	—	66.8	—
Corporate debt obligations	201.5	—	201.5	—
Mortgaged backed debt obligations guaranteed by GNMA	91.2	—	91.2	—
Certificates of deposit guaranteed by FDIC	1.5	—	1.5	—
Foreign government debt obligations	223.0	—	223.0	—
Foreign corporate debt obligations guaranteed by foreign governments	64.2	—	64.2	—
Subtotal	843.9	195.7	648.2	—
Other marketable securities	190.9	190.9	—	—
Derivative financial instruments	0.2	—	0.2	—
Total assets	$1,035.0	$386.6	$648.4	$—
Liabilities
Loan related to other marketable securities	$190.9	$190.9	$—	$—
Derivative financial instruments	0.2	—	0.2	—
Total liabilities	$191.1	$190.9	$0.2	$—

	Fair Value Measurements at December 31, 2010
	Balance at 12/31/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$258.4	$258.4	$—	$—
Corporate debt obligations guaranteed by FDIC	102.6	—	102.6	—
Corporate debt obligations	95.9	—	95.9	—
Mortgaged backed debt obligations guaranteed by GNMA	175.1	—	175.1	—
Certificates of deposit guaranteed by FDIC	3.3	—	3.3	—
Foreign government debt obligations	202.1	—	202.1	—
Foreign corporate debt obligations guaranteed by foreign governments	88.3	—	88.3	—
Subtotal	925.7	258.4	667.3	—
Other marketable securities	213.6	213.6	—	—
Derivative financial instruments	0.2	—	0.2	—
Total assets	$1,139.5	$472.0	$667.5	$—
Liabilities
Loan related to other marketable securities	$213.6	$213.6	$—	$—
Derivative financial instruments	1.0	—	1.0	—
Total liabilities	$214.6	$213.6	$1.0	$—

7. Investments

We account for investments in marketable securities at fair value, with the unrealized gain or loss, less deferred income taxes, shown as a separate component of stockholders’ equity. We base realized gains and losses on specific identification of the security sold. At December 30, 2011, and December 31, 2010, available-for-sale marketable securities consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
December 30, 2011
U.S. government debt obligations	$195.2	$0.5	$—	$195.7
Corporate debt obligations guaranteed by FDIC	66.6	0.2	—	66.8
Corporate debt obligations	201.4	0.8	(0.7)	201.5
Mortgaged backed debt obligations guaranteed by GNMA	90.9	0.4	(0.1)	91.2
Certificates of deposit guaranteed by FDIC	1.5	—	—	1.5
Foreign government debt obligations	221.5	1.5	—	223.0
Foreign corporate debt obligations guaranteed by foreign governments	64.1	0.2	(0.1)	64.2
Total	$841.2	$3.6	$(0.9)	$843.9
December 31, 2010
U.S. government debt obligations	$259.0	$0.1	$(0.7)	$258.4
Corporate debt obligations guaranteed by FDIC	102.3	0.3	—	102.6
Corporate debt obligations	95.6	0.5	(0.2)	95.9
Mortgaged backed debt obligations guaranteed by GNMA	175.5	0.8	(1.2)	175.1
Certificates of deposit guaranteed by FDIC	3.3	—	—	3.3
Foreign government debt obligations	201.4	1.6	(0.9)	202.1
Foreign corporate debt obligations guaranteed by foreign governments	87.8	0.6	(0.1)	88.3
Total	$924.9	$3.9	$(3.1)	$925.7

The following table summarizes the maturities of our available-for-sale marketable securities at December 30, 2011:

	Amortized Cost	Fair Value
Less than 12 months	$296.0	$296.4
Due in 1 to 5 years	454.4	456.3
Due after 5 years	90.8	91.2
Total	$841.2	$843.9

Gross unrealized gains and losses related to fixed-income securities were caused by interest rate fluctuations. We review investments held with unrealized losses to determine if the loss is other-than-temporary. We evaluated near-term prospects of the security in relation to the severity and duration of the unrealized loss. We also assessed our intent to sell the security, whether it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover its entire amortized cost basis. Based on our review, we do not intend to sell these securities and believe that they will recover their entire amortized cost basis; therefore, we do not consider these investments to be other-than-temporarily impaired at December 30, 2011. We recognized other-than-temporary impairments of $1.2 million in 2011. No other-than-temporary impairments were recorded in 2010 and 2009.

Investments in marketable securities with unrealized losses at December 30, 2011, and December 31, 2010, were as follows:

	Unrealized Loss		Unrealized Loss		Fair Value	Total Unrealized Loss
	Less than 12 months		Greater than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 30, 2011
Corporate debt obligations	$81.0	$(0.7)	$—	$—	$81.0	$(0.7)
Mortgaged backed debt obligations guaranteed by GNMA	31.4	(0.1)	—	—	31.4	(0.1)
Foreign government debt obligations guaranteed by foreign governments	24.1	(0.1)	—	—	24.1	(0.1)
Total	$136.5	$(0.9)	$—	$—	$136.5	$(0.9)
December 31, 2010
U.S. government debt obligations	$218.6	$(0.7)	$—	$—	$218.6	$(0.7)
Corporate debt obligations	47.5	(0.2)	—	—	47.5	(0.2)
Mortgaged backed debt obligations guaranteed by GNMA	115.7	(1.2)	—	—	115.7	(1.2)
Foreign government debt obligations	92.9	(0.9)	—	—	92.9	(0.9)
Foreign government debt obligations guaranteed by foreign governments	32.6	(0.1)	—	—	32.6	(0.1)
Total	$507.3	$(3.1)	$—	$—	$507.3	$(3.1)

The following table presents gross realized gains and losses related to fixed income investments:

	2011	2010	2009
Gross realized gains	$3.8	$14.9	$6.0
Gross realized losses [1]	(4.9)	(2.7)	(1.3)
Total	$(1.1)	$12.2	$4.7

[1]	Includes other-than-temporary impairments of $1.2 million for the year ended December 30, 2011.

As a result of the acquisition of Advanced Fibre Communications, Inc. (AFC) in 2004, we acquired 10.6 million shares of Cisco common stock, shown as Other marketable securities in Current Assets. AFC owned Cisco stock as a result of its investment in privately held Cerent Corporation, which was acquired by Cisco in 1999 through the exchange of AFC’s ownership in Cerent Corporation for Cisco stock. In 2000, AFC entered into two three-year hedge contracts, pledging all of the Cisco stock to secure the obligations under the contracts. When the hedge contracts matured in 2003, AFC entered into stock loan agreements with a lender, borrowing 10.6 million shares of Cisco stock to settle the hedge contracts on the Cisco stock. The aggregate amount of the fair values of those stock loans is reflected as a current liability on our balance sheets as of December 30, 2011, and December 31, 2010. The values of both the asset and liability move in tandem with each other since each is based on the number of shares we hold at the current stock price. Other marketable securities and Loan related to other marketable securities was $190.9 million at a market price of $18.08 per share at December 30, 2011, and $213.6 million at a market price of $20.23 per share at December 31, 2010. The fees associated with the stock loan agreement were $1.1 million in 2011 and $1.5 million in 2010 and 2009, included in Interest income, net in the Consolidated Statements of Operations.

In addition to the above investments, we maintain investments in partnerships and start-up technology companies. We record these investments in Other Assets, at cost. These investments totaled $3.2 million at December 30, 2011, and $6.3 million at December 31, 2010. We review each investment quarterly, including historical and projected financial performance, expected cash needs and recent funding events. We recognize other-than-temporary impairments if the market value of the investment is below its cost basis for an extended period of time or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. Other-than-temporary impairments were $1.0 million for the year ended December 30, 2011, $3.8 million for the year ended December 31, 2010, and $0.4 million for the year ended January 1, 2010. Other-than-temporary impairments are included in Other (expense) income, net in the Consolidated Statements of Operations.

8. Derivative Financial Instruments

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

Cash Flow Hedges

We use foreign currency forward and option contracts, designated as cash flow hedges, to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conduct monthly effectiveness tests of these hedging relationships on a spot-to-spot basis, excluding forward points. Effective gains and losses from derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions occur, at which time they are reclassified to Total cost of revenue. Ineffectiveness is recorded to Other income (expense), net. If it becomes probable that an anticipated transaction that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other income (expense), net. At December 30, 2011, we did not have any cash flow hedges outstanding. We continue to monitor the Company’s overall currency exposure and may elect to add additional cash flow hedges in the future if deemed necessary.

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency of the Tellabs entity entering into the transaction are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income. These derivative contracts are not designated as hedges. At December 30, 2011, we held non-designated foreign currency forward contracts in 11 currencies, with a gross notional equivalent of $151.9 million.

Net Investment Hedges

We entered into three-month foreign currency forward contracts, designated as net investment hedges, to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts due to exchange rate fluctuations are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment in the foreign subsidiary. We conduct monthly effectiveness tests of net investment hedges on a spot-to-spot basis, excluding forward points, and any measurement of ineffectiveness is recorded in income. As of December 30, 2011, we had a net unrealized gain of $18.6 million in Accumulated other comprehensive income, which includes a net gain of $18.5 million related to settled contracts and a net gain of $0.1 million related to unsettled contracts. We held net investment hedges with a notional value of 85.0 million Euros at the end of 2011.

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 30, 2011, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Net investment hedges	$0.1	$—
Balance sheet hedges (Non-designated hedges)	0.1	0.2
Total derivatives	$0.2	$0.2

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2010, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Net investment hedges	$—	$0.8
Balance sheet hedges (Non-designated hedges)	0.2	0.2
Total derivatives	$0.2	$1.0

The effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Operations for the years ended December 30, 2011, December 31, 2010, and January 1, 2010, was as follows:

	Gain (Loss) Recognized in Accumulated OCI, net (Effective Portion)
	2011	2010	2009
Cash flow hedges	$—	$1.8	$(3.0)
Net investment hedges	$1.9	$6.5	$2.9

	Gain (Loss) Reclassified from Accumulated OCI into Total Cost of Revenue (Effective Portion)
	2011	2010	2009
Cash flow hedges	$—	$0.6	$1.9

	Loss Recognized in Other (Expense) Income, net: Excluded from Effectiveness Testing Gain (Loss)
	2011	2010	2009
Cash flow hedges	$—	$—	$(0.3)
Net investment hedges	$(0.6)	$—	$(0.5)

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations for the years ended December 30, 2011, December 31, 2010, and January 1, 2010, was as follows:

	Gain (Loss) Recognized in Other (Expense) Income, net [1]
	2011	2010	2009
Foreign currency forward and option contracts	$1.0	$(8.7)	$(3.2)

[1]	The gain or loss from changes in the fair value of the derivative contracts is primarily offset by gains or losses of the underlying transactions being hedged.

9. Product Warranties

We provide warranties for all of our products. The specific terms and conditions of those warranties vary depending on the product. We provide a basic limited warranty for periods ranging from 90 days to 6 years.

The estimate of warranty liability involves many factors, including the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of the recorded warranty liability and adjust the amounts as necessary. The decline in accruals for product warranties during 2010 represents a lower cost per unit of repair, lower anticipated rates of warranty claims and lower out of the ordinary warranty claims. Other adjustments to accruals for product warranties represent reductions due to favorable experience to previous estimates.

We classify the portion of warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of warranty liability that we expect to incur more than 12 months in the future as a long-term liability.

Product warranty liabilities are as follows:

	12/30/11	12/31/10	1/1/10
Balance – beginning of year	$19.4	$31.4	$39.3
Accruals for product warranties	7.8	6.1	12.1
Settlements	(4.6)	(4.6)	(7.6)
Other adjustments to accruals for product warranties	(5.6)	(13.5)	(12.4)
Balance – end of year	$17.0	$19.4	$31.4

Balance sheet classification at end of year
Other accrued liabilities	$7.9	$7.5	$13.7
Other long-term liabilities	9.1	11.9	17.7
Total product warranty liabilities	$17.0	$19.4	$31.4

10. Equity-Based Compensation

The Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan (2004 Plan) provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units (PSUs). Equity-based grants vest over one to four years, with the majority vesting over a three year period. We recognize compensation expense for stock options and restricted stock on a straight-line basis over the service period based on the fair value on the grant date. Stock options and SARs granted but unexercised expire 10 years from the grant date. Stockholders previously approved 53,889,977 shares for grant under the 2004 Plan, of which 20,824,624 remain available for grant at December 30, 2011.

Stock Options

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	2011	2010	2009
Expected volatility	46.5%	42.0%	47.2%
Risk-free interest rate	2.0%	2.1%	2.0%
Expected term (in years)	5.3	5.3	4.5
Expected dividend yield	1.5%	1.0%	0.0%

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

The following is a summary of stock option activity during 2011, and status at December 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding – beginning of year	26,851,964	$11.18
Granted	2,355,228	$5.22
Exercised	(376,059)	$1.39
Forfeited/expired	(8,111,651)	$18.83
Outstanding – end of year	20,719,482	$7.68	4.1	$0.7
Exercisable – end of year	17,140,928	$8.04	3.2	$0.6
Shares vested or expected to vest	20,509,121	$7.70	4.1	$0.7

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of December 30, 2011, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options was $1.5 million in 2011, $4.5 million in 2010 and $0.3 million in 2009.

The weighted average fair value of stock options granted was $2.00 in 2011, $2.97 in 2010 and $2.12 in 2009.

Cash-Settled Stock Appreciation Rights

The 2004 Plan provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the 2004 Plan. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (the market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. These cash payments were negligible in 2011, 2010 and 2009. The following is a summary of cash-settled SARs activity in 2011:

	Shares	Weighted Average Exercise Price
Outstanding – beginning of year	445,233	$7.73
Granted	138,100	$4.47
Exercised	(800)	$4.12
Forfeited/expired	(90,402)	$7.79
Outstanding – end of year	492,131	$6.81

Restricted Stock

The fair market value of restricted stock vested was $11.4 million in 2011, $16.9 million in 2010 and $9.5 million in 2009. The weighted average grant date fair value of restricted stock was $5.29 per share in 2011, $8.68 per share in 2010 and $5.28 per share in 2009. Restricted stock activity for 2011 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	5,372,417	$7.19
Granted	2,971,375	$5.29
Vested	(2,392,664)	$6.76
Forfeited	(1,096,541)	$7.00
Non-vested – end of year	4,854,587	$6.29

Performance Stock Units

The 2004 Plan provides for the granting of PSUs. We granted 1,660,290 PSUs in 2011, 1,145,723 PSUs in 2010 and 959,100 PSUs in 2009. The PSUs granted in 2011 entitle the recipients to receive shares of our common stock contingent on the achievement of strategic goals for 2011. Following achievement of these measures and subject to continued employment, one-third of such shares will be issued in annual installments beginning in the first quarter of 2012. At maximum target performance, we will issue two shares for each PSU granted. The weighted average price of PSUs granted in 2011 was $5.39 per share.

The PSUs granted in 2010 entitle the recipients to receive shares of our common stock contingent on the achievement of operating earnings targets and strategic goals or on the achievement of revenue targets and strategic goals for 2010. Based on 2010 operating earnings of $237.0 million and market share and market penetration gains in some of the identified product areas, 125% of the PSUs were earned and 1.25 shares for each PSU (183,737 additional shares) granted will be paid out, subject to continued employment. We issued one-third of the total shares (306,155 shares) in the first quarter of 2011 and generally, one-third of such shares will be issued in annual installments in the first quarter of 2012 and 2013. The weighted average price of PSUs granted in 2010 was $7.72 per share.

The PSUs granted in 2009 entitle the recipients to receive shares of our common stock contingent on the achievement of operating earnings targets for 2009. Based on 2009 operating earnings of $154 million (excluding the impact of our acquisition of WiChorus), 165% of the PSUs were earned and 1.65 shares for each PSU (596,506 additional shares) granted will be paid out, subject to continued employment. We issued one-half of the remainder shares (492,086 shares) in the first quarter of 2011 and the remainder will be issued in the first quarter of 2012, subject to continued employment. The weighted average price of PSUs granted in 2009 was $3.75 per share.

PSU activity for 2011 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	2,127,318	$5.86
Granted [1]	1,844,027	$5.57
Vested	(798,241)	$5.07
Forfeited	(903,694)	$6.83
Non-vested – end of year	2,269,410	$5.51

[1]	This includes the additional 183,737 shares from the 2010 grant that were earned based on 2010 operating earnings and strategic goals.

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, SARs, restricted stock, and PSUs by line item on the income statement:

	2011	2010	2009
Cost of revenue – products	$1.6	$2.0	$1.7
Cost of revenue – services	2.1	2.3	2.2
Research and development	7.9	8.4	6.0
Sales and marketing	4.3	5.2	4.2
General and administrative	8.7	9.1	6.6
Equity-based compensation expense before income taxes	24.6	27.0	20.7
Income tax benefit	(2.8)	(8.6)	(0.5)
Total equity-based compensation expense after income taxes	$21.8	$18.4	$20.2

The following table sets forth the total equity-based compensation expense by type:

	2011	2010	2009
Stock options	$4.8	$5.1	$5.4
Cash-settled SARs	(0.3)	0.2	0.1
Restricted stock	16.9	17.0	12.5
Performance stock units	3.2	4.7	2.7
Total	$24.6	$27.0	$20.7

As of December 30, 2011, we had $26.7 million of unrecognized equity-based compensation cost that we expect to recognize over a weighted average period of 1.7 years.

11. Employee Benefit and Retirement Plans

401(k) Plans

Our U.S.-based employees may participate in the Tellabs 401(k) Plan. Upon meeting eligibility requirements, we match (dollar-for-dollar) up to the first 4% of the employee’s contribution. Both employee and employer contributions are vested immediately. The plan provides for a discretionary Company contribution, which is subject to Board of Directors approval and is funded entirely by the Company. The amount of the contribution, if approved, is based on a percent of pay for a specific period. All 401(k) eligible employees actively employed on the last business day of the declared period are immediately eligible to receive this fully vested contribution. The investment of these funds follows the participants’ elections on file for the program. The Board of Directors approved a 2% contribution in 2011, 2010 and 2009. We maintain similar plans for the benefit of eligible employees at most subsidiaries outside North America.

Contributions to these programs were $27.6 million in 2011, $27.5 million in 2010 and $26.5 million in 2009.

Deferred Income Plan

We provide a Deferred Income Plan that permits certain officers and management employees to defer portions of their compensation. As of December 30, 2011, the $20.9 million long-term portion of the deferred income obligation is included in Other Long-Term Liabilities and the $2.0 million current portion is included in Other accrued liabilities. Adjustments to reflect changes in the fair value of the amount owed to the employee are made to the applicable liability account with a corresponding charge (or credit) to compensation expense.

Retiree Medical Plan

We maintain a defined-benefit Retiree Medical Plan. Under the plan, we provide qualified retirees with a subsidy to offset their insurance premiums and allow the retirees to participate in the Company-sponsored healthcare plan. We made no contributions in 2011 or 2010. We currently do not anticipate making a contribution to the plan in 2012, as it is adequately funded.

The following table summarizes benefit obligations, plan assets and funded status of the Retiree Medical Plan:

	12/30/11	12/31/10
Change in benefit obligation
Accumulated postretirement benefit obligation – beginning of year	$10.3	$10.1
Service cost	0.7	0.7
Interest cost	0.6	0.5
Actuarial loss (gain)	1.4	(0.8)
Benefits paid	(0.2)	(0.2)
Curtailment	(0.8)	—
Accumulated postretirement benefit obligation – end of year	$12.0	$10.3
Change in plan assets
Assets at fair value – beginning of year	$10.1	$9.5
Return on plan assets	(0.1)	0.8
Benefits paid	(0.2)	(0.2)
Assets at fair value – end of year	$9.8	$10.1
Funded status	$(2.2)	$(0.2)

Our investment strategy for the plan’s assets focuses on asset allocation and diversification. As a result, the assets are diversified across asset classes to achieve a conservative risk profile. The plan’s assets were 37% invested in a guaranteed income fund, 37% invested in equity securities and 26% invested in fixed income securities at December 30, 2011. The plan’s assets were 47% invested in a guaranteed income fund, 28% invested in equity securities and 25% invested in fixed income securities at December 31, 2010. The actuarial loss in 2011 was caused primarily by the change in the discount rate. The actuarial gain in 2010 was caused primarily by demographic changes.

We use the three-tier fair value hierarchy to measure the fair value of these investments. We classify the guaranteed fund as a Level 2 asset because the fund’s value is based on the contract value as determined by the custodian. The other assets are classified as Level 1 because they are invested in highly liquid, publicly traded securities which are valued daily using quoted prices in active markets.

The following table presents by level, within the fair value hierarchy, the value of assets of the Retiree Medical Plan at December 30, 2011, and December 31, 2010:

	Fair Value Measurements at December 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Equity securities	$3.6	$—	$—	$3.6
Fixed income securities	2.6	—	—	2.6
Guaranteed income fund	—	3.6	—	3.6
Total assets	$6.2	$3.6	$—	$9.8

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Equity securities	$2.8	$—	$—	$2.8
Fixed income securities	2.5	—	—	2.5
Guaranteed income fund	—	4.8	—	4.8
Total assets	$5.3	$4.8	$—	$10.1

The following table summarizes components of net periodic benefit (credit) cost of the Retiree Medical Plan:

	2011	2010	2009
Components of net periodic postretirement benefit cost
Service cost	$0.7	$0.7	$0.6
Interest cost	0.6	0.5	0.6
Expected return on assets	(0.6)	(0.6)	(0.6)
Amortization of actuarial gain	(0.3)	(0.3)	(0.3)
Amortization of unrecognized prior service cost	0.1	0.1	0.1
Net periodic postretirement benefit cost	$0.5	$0.4	$0.4
Curtailment	(0.7)	—	—
Total (credit) cost for the year	$(0.2)	$0.4	$0.4

The curtailment of $0.7 million in 2011 was primarily due to the reduction of employees during 2011. We amortize the prior service cost using a straight-line method over the average remaining years of service to full eligibility for benefits of the active Retiree Medical Plan participants. We expect to amortize $0.1 million of unrecognized prior service cost and $0.1 million of actuarial gain in 2012.

The following table summarizes the weighted average assumptions used to determine benefit costs and benefit obligations:

	2011	2010	2009
Discount rate used to determine benefit costs	5.75%	6.00%	6.75%
Discount rate used to determine benefit obligation	5.00%	5.75%	6.00%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%

There is no trend rate assumption required for this plan because all liabilities are related to a fixed-dollar subsidy and are not related to medical claims. Therefore, any change in future medical inflation trends or assumptions will not affect the liabilities of this plan.

The discount rates used to determine benefit costs and benefit obligations were based on hypothetical zero coupon corporate bond yield curves that replicate the cash flows of the plan. The discount rate used decreased in 2011 and 2010 due to the decrease in the hypothetical zero coupon corporate bond yield curve.

The long-term historical relationships between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The long-term portfolio return takes into consideration the diversification and the future rebalancing of our assets. We evaluate current market factors, such as inflation and interest rates, before determining long-term capital return. We also consider the evaluation of external investment advisors.

The following table presents estimated future benefit payments for the Retiree Medical Plan as of December 30, 2011:

2012	$0.3
2013	$0.4
2014	$0.4
2015	$0.4
2016	$0.5
2017 – 2021	$3.6

There is $0.2 million of unrecognized prior service cost, net of tax, and $2.0 million of unrecognized net gain, net of tax, in Accumulated other comprehensive income at December 30, 2011.

12. Income Taxes

Components of (loss) earnings before income taxes are as follows:

	2011	2010	2009
Domestic source	$(264.3)	$134.9	$4.1
Foreign source	69.3	56.6	109.1
(Loss) earnings before income tax	$(195.0)	$191.5	$113.2

The provision for income tax benefit (expense) consists of the following:

	2011	2010	2009
Current
Federal	$12.9	$(3.4)	$10.5
State	(0.1)	(2.9)	(1.8)
Foreign	(20.9)	(13.1)	(17.0)
Subtotal	(8.1)	(19.4)	(8.3)
Deferred
Federal and state	19.5	(10.2)	24.9
Foreign	(4.8)	(6.3)	(16.2)
Subtotal	14.7	(16.5)	8.7
Total income tax benefit (expense)	$6.6	$(35.9)	$0.4

Deferred tax assets (liabilities) for 2011 and 2010 consist of the following:

	12/30/11	12/31/10
Deferred tax assets
Net operating loss and tax credit carryforwards	$179.5	$128.2
Deferred employee benefit expenses	22.8	36.5
Amortizable intangibles	34.8	32.4
Inventory reserves	30.6	24.6
Accrued liabilities	14.7	22.4
Deferred compensation plan	13.7	12.9
Restructuring accruals	5.7	3.5
Deferred revenue and advance payments	4.8	2.2
Fixed assets and depreciation	—	1.2
Other	11.3	12.8
Deferred tax assets	$317.9	$276.7
Deferred tax liabilities
Unrealized gain on marketable securities	$(196.0)	$(195.3)
Fixed assets and depreciation	(0.5)	—
Other	(5.1)	(8.1)
Deferred tax liabilities	(201.6)	(203.4)
Valuation allowance	(113.8)	(71.7)
Net deferred tax assets	$2.5	$1.6

The net deferred income tax asset increased from $1.6 million at December 31, 2010, to $2.5 million at December 30, 2011. The $0.9 million change is attributable to an increase in the carryforward of net operating losses and credits for the year, partially offset by an increase in domestic valuation allowance and a net decrease in the remaining deferred tax assets and liabilities. The deferred tax liability includes $195.2 million representing taxes that will be due on certain hedge contract gains upon termination of our Loan related to other marketable securities.

A reconciliation of the reported effective income tax rates to the domestic federal income tax rate is as follows:

In percentages	2011	2010	2009
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Valuation allowance on net domestic deferred tax assets	(20.4)	(11.6)	(31.8)
State income tax, net of federal benefits [1]	3.0	(4.9)	0.5
Foreign earnings taxed at different rates	(2.2)	1.8	0.5
Research and development credits	4.2	(1.4)	(4.8)
Nondeductible equity-based compensation expense	(0.4)	0.3	1.2
Interest related to prior year tax matters	(0.2)	0.3	0.5
Tax exempt interest	—	(0.1)	(0.3)
Goodwill impairment	(14.8)	—	—
Other, net	(0.8)	(0.6)	(1.1)
Effective income tax rate	3.4%	18.8%	(0.3)%

[1]

In 2010, state income tax, net of federal benefits, reflects a benefit of $9.4 million, including interest, related to the reversal of reserves no longer required due to a lapse in the statute of limitations.

Deferred Tax Valuation Allowance

A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The loss incurred in 2011, and the net cumulative loss for the current and prior two years, represents sufficient negative evidence for the Company to determine that a full valuation allowance be established against its domestic deferred tax assets. This valuation allowance will offset assets associated with future tax deductions as carryforward items. We continue to maintain a valuation allowance against deferred tax assets related to tax benefits from certain non-U.S. net operating losses and tax credit carryforwards. Until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on our net U.S. and certain non-U.S. deferred tax assets.

During 2011, our valuation allowance increased by $42.1 million. Our domestic valuation allowance reflects an increase in deferred tax assets of $39.8 million as a result of our cumulative loss position. The valuation allowance against our foreign deferred tax assets increased by $2.3 million as the result of an increase in deferred tax assets related to net operating losses and other carryforward items in jurisdictions where we are unable to establish deferred tax assets due to losses incurred in current and prior periods.

Summary of Carryforwards

We had the following tax net operating loss (tax effected) and credit carryforwards as of December 30, 2011:

		Years of expiration
	12/30/11	Beginning	Ending
U.S. net operating loss and credit carryforwards	$121.2	2016	2031
U.S. capital loss carryforwards	9.7	2012	2016
State net operating loss and credit carryforwards	18.7	2012	2031
State credit carryforwards	12.6	no expiration
Foreign net operating loss and credit carryforwards	13.9	2012	2030
Foreign net operating loss carryforwards	3.4	no expiration
Total	$179.5

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	12/30/11	12/31/10
Balance – beginning of year	$17.2	$26.4
Additions based on tax positions related to the current year	2.8	2.4
Reductions for tax positions of prior years	—	(0.4)
Reductions for tax positions of prior years as a result of a lapse in the statute of limitations	(4.1)	(10.9)
Reductions for tax positions of prior years relating to settlements with taxing authorities	(4.5)	(0.3)
Balance – end of year	$11.4	$17.2

The ending balance at December 30, 2011, includes an accrual of $7.7 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We continue to recognize interest and penalties related to income tax matters as part of income tax expense. Our tax provision included $0.4 million of interest and penalties for 2011, $0.6 million for 2010, and $1.8 million for 2009. The balance of interest and penalties accrued was $0.7 million as of December 30, 2011, and $3.0 million as of December 31, 2010. At December 30, 2011, the noncurrent accrual for taxes and interest was $12.1 million.

It is reasonably possible that unrecognized benefits related to domestic income taxes will decrease by up to approximately $1.0 million as a result of the settlement of audits or the expiration of the statute of limitations within the next 12 months.

It is reasonably possible that unrecognized benefits related to foreign income taxes will decrease by approximately $1.0 million to $2.0 million as a result of the settlement of audits or the expiration of the statute of limitations within the next 12 months.

Investment in Foreign Operations

We do not provide deferred U.S. income taxes and foreign withholding taxes on the undistributed cumulative earnings of foreign subsidiaries because we consider such earnings to be permanently reinvested in those operations. The undistributed cumulative earnings of foreign subsidiaries that are considered permanently reinvested outside the United States were $629.1 million at December 30, 2011. Upon repatriation of these earnings, we would be subject to U.S. income tax, net of available foreign tax credits. At December 30, 2011, the estimated amount of this unrecognized deferred tax liability on permanently reinvested foreign earnings, based on current exchange rates and assuming we are able to use foreign tax credits, was $86.1 million.

Audits

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in our major jurisdictions for years before 2006. Our major jurisdictions currently include the United States, California, Illinois, Finland, Denmark and Mexico. Except with respect to an audit by the Internal Revenue Service of the 2009 pre-acquisition period of WiChorus, we are not under audit in any of our other major jurisdictions for the 2006 through 2011 tax periods. Although we have recorded tax reserves for potential adjustments to tax liabilities for prior years, we cannot provide assurance that a material adjustment to our financial statements, either positive or negative, will not result when the audits are concluded.

13. Accumulated Other Comprehensive Income

Accumulated other comprehensive income has no impact on our net (loss) earnings but is reflected in our consolidated balance sheet through adjustments to stockholders’ equity. Accumulated other comprehensive income derives from unrealized gains (losses) and related adjustments on available-for-sale securities, unrealized gains (losses) on cash flow and net investment hedges, foreign currency translation adjustments, unrecognized prior service costs and unrecognized net gains (losses) on our retiree medical plan.

Accumulated other comprehensive income (net of tax) for 2011, 2010 and 2009 consists of the following:

	Unrealized Net Gain (Loss) on Available- for-Sale Securities	Unrealized Net Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Unrecognized Prior Service Cost	Unrecognized Net Gain (Loss) on Retiree Medical Plan	Accumulated Other Comprehensive Income
Balance at January 2, 2009	$2.7	$2.9	$116.5	$(0.5)	$3.2	$124.8
Reclassification adjustment for gain included in net earnings	(2.2)	(1.4)	(0.2)	—	—	(3.8)
Unrealized net gain on available-for- sale securities	4.2	—	—	—	—	4.2
Net loss on cash flow hedges	—	(2.9)	—	—	—	(2.9)
Net gain on net investment hedges	—	—	2.9	—	—	2.9
Net translation gain	—	—	14.5	—	—	14.5
Unrecognized prior service cost	—	—	—	0.1	—	0.1
Balance at January 1, 2010	$4.7	$(1.4)	$133.7	$(0.4)	$3.2	$139.8
Reclassification adjustment for (gain) loss included in net earnings	(3.8)	1.4	—	—	—	(2.4)
Unrealized net loss on available-for- sale securities	(0.4)	—	—	—	—	(0.4)
Net gain on net investment hedges	—	—	6.4	—	—	6.4
Net translation loss	—	—	(35.4)	—	—	(35.4)
Unrecognized prior service cost	—	—	—	0.1	—	0.1
Unrecognized net gain on retiree medical plan	—	—	—	—	0.5	0.5
Balance at December 31, 2010	$0.5	$—	$104.7	$(0.3)	$3.7	$108.6
Reclassification adjustment for gain included in net earnings	(0.6)	—	—	—	—	(0.6)
Unrealized net gain on available-for- sale securities	2.0	—	—	—	—	2.0
Net gain on net investment hedges	—	—	1.9	—	—	1.9
Net translation loss	—	—	(20.5)	—	—	(20.5)
Unrecognized prior service cost	—	—	—	0.1	—	0.1
Unrecognized net loss on retiree medical plan	—	—	—	—	(1.7)	(1.7)
Balance at December 30, 2011	$1.9	$—	$86.1	$(0.2)	$2.0	$89.8

14. Segment Information

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

The Transport segment includes solutions that enable service providers to transport service and manage optical bandwidth by adding capacity when and where it is needed. Wireline and wireless carriers use these products within the metropolitan portion of their transport networks to support wireless services, business services for enterprise customers, and triple-play voice, video and data services for residential customers. Product offerings primarily include the Tellabs® 5000 Series of digital cross-connect systems, and the Tellabs® 7100 Packet Optical System.

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

Consolidated revenue by segment follows:

	2011	2010	2009
Broadband	$670.6	$846.0	$785.8
Transport	391.8	554.0	509.6
Services	223.3	242.3	230.3
Total	$1,285.7	$1,642.3	$1,525.7

Segment profit and reconciliation to operating (loss) earnings by segment follows:

	2011	2010	2009
Broadband	$54.0	$229.4	$185.7
Transport	66.8	191.8	139.4
Services	75.3	81.2	81.8
Total segment profit	$196.1	$502.4	$406.9
Sales and marketing expenses	(163.0)	(179.3)	(165.9)
General and administrative expenses	(80.9)	(100.4)	(101.4)
Equity-based compensation	(11.9)	(12.5)	(9.8)
Intangible asset amortization	(20.2)	(27.0)	(24.6)
Restructuring and other charges	(20.3)	(9.5)	(11.7)
Goodwill and IPR&D impairment	(102.7)	—	—
Operating (loss) earnings	$(202.9)	$173.7	$93.5

The segments use many of the same assets. For internal reporting purposes, we do not allocate assets by segment and therefore no asset, depreciation and amortization, or capital expenditure by segment information is provided to our chief operating decision maker.

During 2011, revenue from one customer accounted for 22% of consolidated revenue. In 2010, revenue from two customers accounted for 35% and 20% of consolidated revenue. In 2009, revenue from two customers accounted for 30% and 21% of consolidated revenue. We attribute revenue to customers based on the effective date of any relevant merger. Revenue from these major customers is earned in each of the three operating segments.

Consolidated revenue by country based on customer location follows:

	2011	2010	2009
United States	$642.5	$1,138.2	$993.3
All other countries	643.2	504.1	532.4
Total	$1,285.7	$1,642.3	$1,525.7

Long-lived assets by country follow:

	12/30/11	12/31/10
United States	$407.3	$515.9
Finland	55.8	58.8
All other countries	23.6	23.3
Total	$486.7	$598.0

15. Operating Lease Commitments

We have a number of operating lease agreements primarily involving office space, buildings and office equipment. These leases are non-cancelable and expire on various dates through 2019. As of December 30, 2011, future minimum lease commitments under non-cancelable leases are as follows:

2012	$15.3
2013	10.4
2014	7.7
2015	6.5
2016	6.0
2017 and thereafter	1.8
Total minimum lease payments	$47.7

Total rental expense was $17.4 million for 2011, $12.7 million for 2010 and $11.1 million for 2009.

16. Contingencies

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

Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications Inc. On June 11, 2008, Tellabs Operations, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against Fujitsu Limited and Fujitsu Network Communications, Inc. in a case captioned Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications, Inc. Civil Action No. 1:08-cv-3379. The complaint alleges infringement of Tellabs Operations, Inc.’s U.S. Patent No. 7,369,772, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 5, 2008, each of Fujitsu Limited and Fujitsu Network Communications, Inc. served its answer, defenses and counterclaims in response to the complaint. Fujitsu Limited also brought counterclaims against Tellabs, Inc. and Tellabs Operations, Inc. alleging infringement of two U.S. patents, namely U.S. Patent Nos. 5,533,006 and 7,227,681, seeking unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 22, 2008, Tellabs Operations, Inc. filed its answer to the counterclaims of Fujitsu Network Communications, Inc., and also filed its counterclaims and reply to counterclaims of Fujitsu Limited. On that same date, Tellabs, Inc. filed its answer and counterclaims against Fujitsu Limited. On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action filed by Fujitsu transferred to the Northern District of Illinois by the Eastern District of Texas. On March 31, 2011, the Court issued an Order granting Tellabs’ motion for summary judgment of invalidity of all claims of Fujitsu’s U.S. Patent No. 5,533,006. The Court issued a Markman ruling on U.S. Patent Nos. 7,369,772 and 7,227,681, as well as patents from the consolidated action, in a Memorandum Opinion and Order dated September 29, 2011. On January 17, 2012, Tellabs filed a motion now pending before the Court to sever and stay Tellabs’ claims involving U.S. Patent No. 7,369,772, in view of Tellabs’ January 12, 2012 filing of an amendment of the claims of the patent for further consideration by the United States Patent and Trademark Office, following a December 12, 2012, decision by the Board of Patent Appeals and Interferences (BPAI) to reverse the Examiner’s decision to not reject the claims of U.S. Patent No. 7,369,772 in an inter partes reexamination of the patent requested by Fujitsu in the Patent Office. The parties currently remain in the discovery phase, and a trial date has been set for July 16, 2012.

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

Cheetah Omni, LLC v. Alcatel-Lucent USA Inc. et al. On July 29, 2011, a complaint was filed in the United States District Court for the Eastern District of Texas, Tyler Division, against Tellabs and several other companies in a case captioned Cheetah Omni LLC v. Alcatel-Lucent USA Inc. et al., Civil Action No. 6:11cv390. The complaint includes allegations of infringement by Tellabs, Inc., Tellabs Operations, Inc., and Tellabs North America, Inc., of U.S. Patent Nos. 6,888,661, 6,847,479, 6,856,459 and 6,940,647, and seeks unspecified damages, as well as interest, costs, disbursements, attorney fees and other remedies including injunctive relief. Tellabs was served with the original complaint on August 31, 2011. Before any response to the original complaint was due, Tellabs was served with an amended complaint on October 14, 2011. On November 8, 2011, the Tellabs entities filed their answers, defenses and counterclaims in response to the amended complaint. A trial date has been set for March 10, 2014.

Internet Machines LLC v. Avnet, Inc., et al. On February 13, 2012, a second amended complaint was filed in the United States District Court for the Eastern District of Texas, Tyler Division, naming Tellabs, Inc. among several defendants in a case captioned Internet Machines LLC v. Avnet, Inc., et al., Civil Action Nos. 6:10-CV-548-MHS and 6:11-CV-250-MHS (Consolidated). The second amended complaint alleges infringement of U.S. Patent Nos. 7,454,552, 7,421,532, 7,814,259 and 7,945,722, and seeks unspecified damages including enhanced damages, as well as interest, costs, expenses, attorney fees and other remedies including injunctive relief. Tellabs is reviewing the second amended complaint, but has not yet been served with or responded to the second amended complaint.

Apart from the matters described above, we are and in the future may be subject to various legal proceedings, claims and litigation arising in the ordinary course of business.

The proceedings described above, including the Fujitsu matters, the Telcordia matter, the Cheetah Omni matter, and the Internet Machines matter, involve costly litigation and may result in diverting management’s time, attention and resources, delaying or halting product shipments or services delivery, requiring us to pay amounts in any damages and/or settlements, requiring us to enter into royalty-bearing licensing arrangements or to obtain substitute technology of lower quality or higher costs, and otherwise imposing obligations or restrictions on us and our business. We may be unsuccessful in any such litigation, despite the time, money, energy and bases for our assertion and/or defense of the matters. We may also be unable, if necessary, to enter into licensing arrangements or to obtain substitute technology on commercially reasonable terms or any terms. Any such settlements or inability to prevail or mitigate any liability or to obtain such licensing arrangements or substitute technology may adversely affect our business, financial condition and operating results. See Item 1A, Risk Factors of this Form 10-K.

In addition to the matters described above, Tellabs has recently settled or is in the process of settling the following claims.

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

Lambda Optical Solutions, LLC v. Alcatel-Lucent SA, et al. On June 4, 2010, a complaint was filed in the United States District Court for the District of Delaware against Tellabs and several other companies in a case captioned Lambda Optical Solutions, LLC v. Alcatel-Lucent SA, et al., Civil Action No. 1:10-cv-00487-UNA. The complaint alleges infringement of U.S. Patent Nos. 6,973,229, and seeks unspecified damages including enhanced damages, as well as interest, costs, expenses, attorney fees and other remedies including injunctive relief. Tellabs was served with the Complaint on September 13, 2010. Tellabs responded to the Complaint on November 2, 2010, denying Lambda’s allegations. At the end of 2011, a non-material financial settlement was reached between Lambda and Tellabs, which in turn resulted in a dismissal of Tellabs from the Lambda litigation on January 4, 2012.

17. Stock Repurchase Programs

We repurchase outstanding common stock under two programs authorized by our Board of Directors, the Rule 10b5-1 program and a repurchase program of up to $600 million of outstanding common stock. In addition, we purchase shares to cover withholding taxes on shares issued under employee stock plans.

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock. As of December 30, 2011, we have purchased 8.5 million shares of our common stock under this program since February 2006, at a total cost of $101.3 million, including $0.6 million (0.1 million shares) in 2011 and $7.4 million (0.9 million shares) in 2010. On January 25, 2012, our Board of Directors authorized a one-year extension of this program.

As of December 30, 2011, we purchased 56.6 million shares of our common stock under the $600 million repurchase program at a total cost of $375.4 million, leaving $224.6 million available to be purchased under this program. We did not purchase any shares under this program in 2011. We purchased $171.4 million (24.2 million shares) in 2010. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, during 2011 we purchased 0.9 million shares for $4.5 million to cover minimum withholding taxes on shares issued under employee stock plans. In 2010, we purchased 0.7 million shares for $5.4 million to cover minimum withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

18. Net (Loss) Earnings per Share

The following table sets forth the computation of net (loss) earnings per share:

	2011	2010	2009
Numerator:
Net (loss) earnings	$(188.4)	$155.6	$113.6
Denominator:
Denominator for basic net (loss) earnings per share – weighted average shares outstanding	364.5	378.1	392.5
Effect of dilutive securities:
Employee stock options and restricted and performance stock awards	—	4.6	1.7
Denominator for diluted net (loss) earnings per share – adjusted weighted average shares outstanding and assumed conversions	364.5	382.7	394.2

Net (loss) earnings per share, basic	$(0.52)	$0.41	$0.29
Net (loss) earnings per share, diluted [1]	$(0.52)	$0.41	$0.29
Anti-dilutive employee equity-based awards, excluded (in shares) [2]	23.2	18.5	31.5

[1]

Dilutive securities are not included in the computation of diluted earnings per share when a company is in a loss position. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for 2011 are the same. Diluted weighted average shares outstanding were 367.6 million in 2011.

[2]

We exclude certain employee equity-based awards from the weighted average shares outstanding computation because the exercise price was greater than the average market price of the common shares; therefore, the effect would have been anti-dilutive.

19. Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2011 and 2010 follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenue	$322.4	$316.7	$329.8	$316.8
Gross profit	$122.3	$115.2	$136.3	$134.5
Net loss	$(24.1)	$(29.3)	$(130.1)	$(4.9)
Net loss per share [1] – Basic	$(0.07)	$(0.08)	$(0.36)	$(0.01)
Diluted	$(0.07)	$(0.08)	$(0.36)	$(0.01)
Cash dividends per share	$0.02	$0.02	$0.02	$0.02

2010
Revenue	$379.2	$422.8	$429.8	$410.5
Gross profit	$191.9	$226.2	$215.7	$155.8
Net earnings (loss)	$45.6	$64.1	$56.8	$(10.9)
Net earnings (loss) per share[1] – Basic	$0.12	$0.17	$0.15	$(0.03)
Diluted	$0.12	$0.16	$0.15	$(0.03)
Cash dividends per share	$0.02	$0.02	$0.02	$0.02

[1]	The per-share computation for the year is a separate, annual calculation. Accordingly, the sum of the quarterly per-share amounts does not necessarily equal the annual per-share amount.

20. Subsequent Events

On January 30, 2012, management initiated a restructuring plan that aligns expenses with revenue. Tellabs is stopping new development on the Tellabs SmartCore 9100 product and consolidating research and development into fewer locations. Actions under this plan are expected to be substantially completed by the end of the first quarter of 2013. We expect to record a pretax charge, substantially all of which is expected to be incurred in the first quarter of 2012, currently estimated at $107 million. The pretax charges will consist of $22 million for workforce reductions of approximately 530 employees, $37 million for facility- and asset-related charges, and an estimated $48 million for intangible asset write-downs. Estimated cash payments under this plan are expected to be $31 million beginning in the first quarter of 2012 and continuing through the end of 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Restatement

In the second quarter of 2011, we had recognized $15.3 million of revenue related to a project with a customer outside North America. The related products were accepted by the customer and title passed to the customer in the second quarter. However, it was discovered that these products had been shipped to a temporary, third-party storage location, arranged by our local office to accommodate delivery. While $2.6 million of these products were delivered from the third-party warehouse to the customer by the end of the second quarter, the balance of these products were not delivered from the third-party warehouse to the customer until July 20, 2011. Consequently, revenue for the undelivered products as of the end of the second quarter should have been recognized in the third quarter.

We concluded on November 28, 2011, that our unaudited consolidated financial statements for the second and third quarters of 2011, included in our Quarterly Report on Form 10-Q for these quarters, should no longer be relied upon. Accordingly, we restated our unaudited consolidated financial statements for the second and third quarters of 2011.

In Tellabs’ Quarterly Reports on Form 10-Q for the quarters ended July 1, 2011, and September 30, 2011, originally filed on August 10, 2011, and November 8, 2011, respectively, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of July 1, 2011, and September 30, 2011. In connection with the restatement of the unaudited consolidated financial statements as of and for the periods ended July 1, 2011, and September 30, 2011, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of July 1, 2011, and September 30, 2011, as a result of a material weakness related to our regional inventory control processes.

Specifically, our procedure with respect to the shipment of product intended to be delivered to a customer did not get fully implemented and the fact of such failure, and details regarding the custody and control of such product, was not communicated to our management responsible for financial reporting. This control deficiency resulted in Tellabs recording revenue in the quarter ended July 1, 2011, that should have been recognized in the third quarter. If not remediated, this control deficiency could result in future material misstatements to revenue within our financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Plan

Management and the Board of Directors committed to the continued improvement of our overall system of internal control over financial reporting. The remediation measures put in place as described below assisted in remediating the potential material weakness and strengthened our internal control over financial reporting.

•

Management enhanced revenue recognition cut-off procedures surrounding review of proof of delivery documents to include expanded review of shipments at the end of the quarter with incoterms other than origin.

•

Management provided additional training to personnel involved in the logistics aspects of operations. This training was similar in scope and substance to the training already provided to our supply chain personnel, and included procedures for reporting to finance personnel additional information with respect to the custody and control of products for which revenue is recorded in the relevant period.

•

Management enhanced the procedures for making appropriate inquiries of logistics, supply chain and sales personnel to obtain additional information relative to the custody and control of products for which revenue is being recorded in the relevant period and strengthened policies related to custody and control and the reporting of related information.

Based on the results of the implementation of the remediation plan we have remediated the material weakness identified in our restated second quarter and third quarter 2011 financial statements filed in December 2011, as of the end of the fiscal year ended December 30, 2011.

The Audit and Ethics Committee of the Board of Directors retained independent counsel to conduct an investigation related to this restatement. Based on review of this report, no issues were identified that would have an impact on our financial reporting.

Changes in Internal Controls

There were no material changes, other than changes in the remediation plan, in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer (“CEO”) and Acting Chief Financial Officer (“CFO”) carried out an evaluation under their supervision and with the participation of our management, of the effectiveness of disclosure controls and procedures and internal control over financial reporting.

Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective and there were no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Ernst and Young LLP, our independent registered public accounting firm, on internal control over financial reporting is set forth in Item 8, Financial Statements and Supplementary Data of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is incorporated herein by reference to the sections entitled “Voting Information,” “Proposal 1- Election of Directors,” “Committees of the Board-Audit and Ethics Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 30, 2011. Information related to Tellabs’ officers is set forth herein in Item 1, Business of this Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to the sections entitled “Executive Compensation,” “Director Compensation,” and “Corporate Governance,” in our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 30, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 30, 2011. Securities authorized for issuance under equity compensation plans is included in the notes to our consolidated financial statements included in Item 8 of this Form 10-K.

Equity Compensation Plan Table

The following table summarizes information as of December 30, 2011, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	19,269,729	$7.57	29,670,614	[1]
Equity compensation plans not approved by security holders [2]	1,449,753	$9.12	—
Total	20,719,482	$7.68	29,670,614

[1]

Includes 20,824,624 securities available under the Amended and Restated 2004 Incentive Compensation Plan and 8,845,990 securities available under the 2005 Employee Stock Purchase Plan, which has been suspended by the Company.

[2]

All of these options were issued pursuant to option plans that were assumed in merger transactions. The Company has not made, and will not make, any future grants or awards of equity securities under these plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is incorporated herein by reference to the section entitled “Transactions with Related Persons,” “Policies and Procedures for Review and Approval of Related-Person Transactions” and “Corporate Governance” in our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 30, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to the section entitled “Independent Registered Auditor’s Fees and Services” in our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 30, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

The following Consolidated Financial Statements of Tellabs, Inc. and Subsidiaries is included herein:

2. Financial Statement Schedule:

The following Consolidated Financial Statement Schedule of Tellabs, Inc. is included herein:

Schedule II. Valuation and Qualifying Accounts and Reserves

Other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger among Tellabs, Inc., Tellabs Willow Corp. and WiChorus, Inc. dated as of October 20, 2009 22/
3.1	Restated Certificate of Incorporation and Amendments 9/
3.2	Fourth Amended and Restated By-Laws dated January 29, 2009 19/
10.1	Tellabs, Inc. Deferred Income Plan 16/
10.2	1986 Non-Qualified Stock Option Plan, as amended and restated 1/
10.3	Amendment to Tellabs, Inc. 1986 Non-Qualified Stock Option Plan (As Amended and Restated June 26, 1992) 4/
10.4	1991 Stock Option Plan, as amended and restated 1/
10.5	Amendment to Tellabs, Inc. 1991 Stock Option Plan (As Amended and Restated June 26, 1992) 4/
10.6	1994 Stock Option Plan 2/
10.7	Amendment to the Tellabs, Inc. 1994 Stock Option Plan 4/
10.8	Tellabs, Inc. 1998 Stock Option Plan 3/
10.9	Amendment to the Tellabs, Inc. 1998 Stock Option Plan 4/
10.10	Tellabs, Inc. 2001 Stock Option Plan 5/
10.11	Ocular Networks, Inc. Amended and Restated 2000 Stock Incentive Plan 6/
10.12	Tellabs Advantage Plan, as amended and restated 8/
10.13	First Amendment to the Tellabs Advantage Plan 8/
10.14	Second Amendment to the Tellabs Advantage Plan 8/
10.15	2004 Amendment to the Tellabs Advantage Plan 10/
10.16	2006 Amendment to the Tellabs Advantage Plan 14/
10.17	Vivace Networks, Inc. 1999 Equity Incentive Plan, as amended 13/
10.18	Tellabs, Inc. 2004 Incentive Compensation Plan 7/
10.19	Forms of Stock Award Statement, Stock Award Agreement and RSU Award Statement pertaining to Tellabs, Inc. 2004 Incentive Compensation Plan 10/
10.20	Advanced Fibre Communication, Inc. 1996 Stock Incentive Plan 10/
10.21	Form of Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.22	Form of Automatic Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.23	Form of Notice of Grant of Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.24	Form of Notice of Grant of Non-Employee Director Automatic Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.25	Form of Stock Issuance Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.26	2005 Tellabs, Inc. Employee Stock Purchase Plan 11/
10.27	Tellabs, Inc. Executive Continuity and Protection Program 11/
10.28	Form of Executive Performance Stock Units Statement and Award Agreement 12/
10.29	401(k) Plan as Amended and Restated Effective January 1, 2007 15/
10.30	Addendum Incorporating Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) to Tellabs 401(k) Plan 15/

Exhibit Number	Description
10.31	2008 Form of Executive Performance Stock Units Award Statement 18/
10.32	Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan 17/
10.33	2009 Form of Executive Performance Stock Units Award Statement and Award Agreement 20/
10.34	Amendment to Tellabs 401(k) Plan 21/
10.35	2010 Form of Executive Performance Stock Units Award Statement and Terms 23/
10.36	Tellabs 401(k) Plan as Amended and Restated Effective January 1, 2009 23/
10.37	Terms of Stock Awards under the Amended and Restated Tellabs, Inc. Incentive Compensation Plan 24/
10.38	2010 Amendment to Tellabs 401(k) Plan 25/
10.39	2011 Amendment to Tellabs, Inc. 2008 Deferred Income Plan
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished and not filed

Exhibits 10.1 through 10.39 contain, among other documents, management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(b) hereof.

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

21/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended October 2, 2009 (File No. 0-9692).

22/ Incorporated by reference from Tellabs, Inc. Form 8-K Current Report filed October 22, 2009 (File No. 0-9692).

23/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended April 2, 2010 (File No. 0-9692).

24/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended July 2, 2010 (File No. 0-9692).

25/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 2010 (File No. 0-9692).

TELLABS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended December 30, 2011, December 31, 2010 and January 1, 2010

Accounts Receivable Allowances

In millions	Balance at Beginning of Year	Net Additions (Reductions) Charged to Costs and Expenses	Deductions	Currency Translation Adjustments	Balance at End of Year
2011	$1.3	$—	$—	$—	$1.3
2010	$1.4	$—	$—	$(0.1)	$1.3
2009	$1.4	$—	$—	$—	$1.4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLABS, INC.
February 28, 2012	/s/ Robert W. Pullen Robert W. Pullen
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Pullen Robert W. Pullen President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/s/ Thomas P. Minichiello

Thomas P. Minichiello

Acting Chief Financial Officer

Vice President of Finance and Chief Accounting Officer

(Acting Principal Financial Officer and Principal Accounting Officer)

February 28, 2012

/s/ Michael J. Birck Michael J. Birck Chairman and Director	February 28, 2012

/s/ Bo Hedfors Bo Hedfors Director	February 28, 2012

/s/ Frank Ianna Frank Ianna Director	February 28, 2012

/s/ Linda Wells Kahangi Linda Wells Kahangi Director	February 28, 2012

/s/ Michael E. Lavin Michael E. Lavin Director	February 28, 2012

/s/ Stephanie Pace Marshall Stephanie Pace Marshall Director	February 28, 2012

/s/ William F. Souders William F. Souders Director	February 28, 2012

/s/ Jan H. Suwinski Jan H. Suwinski Director	February 28, 2012

/s/ Vincent H. Tobkin Vincent H. Tobkin Director	February 28, 2012

Exhibit Index

10.39	2011 Amendment to Tellabs, Inc. 2008 Deferred Income Plan
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished and not filed

1