Form 10-Q
period 2012-03-30
TELLABS INC
filed 2012-05-02
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

Common Shares, $0.01 Par Value – 366,210,835 shares outstanding on April 27, 2012.

TELLABS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	First Quarter
	3/30/12	4/1/11
In millions, except per-share data
Revenue
Products	$209.7	$272.4
Services	48.2	50.0

Total revenue	257.9	322.4

Cost of Revenue
Products	128.7	159.5
Services	33.5	40.6

Total cost of revenue	162.2	200.1

Gross Profit	95.7	122.3

Gross profit as a percentage of revenue	37.1%	37.9%

Gross profit as a percentage of revenue - products	38.6%	41.4%
Gross profit as a percentage of revenue - services	30.5%	18.8%

Operating Expenses
Research and development	66.9	80.3
Sales and marketing	36.4	44.7
General and administrative	21.1	23.7
Intangible asset amortization	2.2	5.2
Restructuring and other charges	106.0	1.0

Total operating expenses	232.6	154.9

Operating Loss	(136.9)	(32.6)

Operating loss as a percentage of revenue	-53.1%	-10.1%

Other Income
Interest income, net	1.8	3.3
Other expense, net	(1.0)	(0.6)

Total other income	0.8	2.7

Loss Before Income Tax	(136.1)	(29.9)
Income tax (expense) benefit	(3.7)	5.8

Net Loss	$(139.8)	$(24.1)

Weighted Average Shares Outstanding
Basic	365.7	363.0

Diluted	365.7	363.0

Net Loss Per Share
Basic	$(0.38)	$(0.07)

Diluted	$(0.38)	$(0.07)

Comprehensive (Loss) Income	$(127.1)	$1.3

Cash Dividends Per Share	$0.02	$0.02

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	3/30/12	12/30/11
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$112.8	$132.7
Investments in marketable securities	821.2	843.9

Total cash, cash equivalents and marketable securities	934.0	976.6

Other marketable securities	223.3	190.9
Accounts receivable, net of allowances of $1.3 and $1.3	299.5	317.6
Inventories
Raw materials	39.3	33.7
Finished goods	93.3	110.3

Total inventories	132.6	144.0
Income taxes	23.7	27.9
Miscellaneous receivables and other current assets	39.7	39.8

Total Current Assets	1,652.8	1,696.8

Property, Plant and Equipment
Land	20.1	20.0
Buildings and improvements	193.3	197.4
Equipment	425.9	446.9

Total property, plant and equipment	639.3	664.3
Accumulated depreciation	(396.7)	(390.8)

Property, plant and equipment, net	242.6	273.5
Goodwill	122.1	122.0
Intangible Assets, Net of Amortization	7.6	57.1
Other Assets	101.1	98.6

Total Assets	$2,126.2	$2,248.0

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$54.3	$97.1
Accrued compensation	44.7	46.3
Restructuring and other charges	29.6	13.0
Income taxes	61.0	63.5
Loan related to other marketable securities	223.3	190.9
Deferred revenue	49.7	40.8
Other accrued liabilities	74.1	78.4

Total Current Liabilities	536.7	530.0

Long-Term Restructuring Liabilities	7.2	4.7
Income Taxes	21.1	21.2
Other Long-Term Liabilities	47.3	47.4

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 506,812,428 and 505,238,503 shares issued	5.1	5.1
Additional paid-in capital	1,577.8	1,572.4
Treasury stock, at cost: 140,710,026 and 140,250,476 shares	(1,229.0)	(1,227.2)
Retained earnings	1,057.5	1,204.6
Accumulated other comprehensive income	102.5	89.8

Total Stockholders’ Equity	1,513.9	1,644.7

Total Liabilities and Stockholders’ Equity	$2,126.2	$2,248.0

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarter
	3/30/12	4/1/11
In millions
Operating Activities
Net loss	$(139.8)	$(24.1)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	14.4	19.5
Loss on disposal of property, plant and equipment	0.8	—
Equity-based compensation	5.5	7.6
Deferred income taxes	0.6	11.5
Excess tax benefits from equity-based compensation	—	(0.2)
Net loss on investments in marketable securities	—	0.1
Restructuring and other charges	106.0	1.0
Net changes in assets and liabilities:
Accounts receivable	21.4	33.6
Inventories	12.5	(25.6)
Miscellaneous receivables and other current assets	2.8	(15.3)
Other assets	(2.3)	(1.6)
Accounts payable	(43.7)	(30.6)
Restructuring and other charges	(13.9)	(2.9)
Deferred revenue	8.1	7.7
Other accrued liabilities	(7.5)	(57.8)
Income taxes	(2.2)	(7.1)
Other long-term liabilities	(0.2)	2.7

Net Cash Used for Operating Activities	(37.5)	(81.5)

Capital expenditures	(5.0)	(10.4)
Payments for purchases of investments	(110.7)	(177.8)
Proceeds from sales and maturities of investments	139.0	253.5

Net Cash Provided by Investing Activities	23.3	65.3

Financing Activities
Proceeds from issuance of common stock under stock plans	—	0.4
Repurchase of common stock	(1.8)	(2.0)
Excess tax benefits from equity-based compensation	—	0.2
Dividends paid	(7.3)	(7.2)

Net Cash Used for Financing Activities	(9.1)	(8.6)

Effect of Exchange Rate Changes on Cash	3.4	6.7

Net Decrease in Cash and Cash Equivalents	(19.9)	(18.1)
Cash and Cash Equivalents - Beginning of Year	132.7	208.8

Cash and Cash Equivalents - End of Period	$112.8	$190.7

The accompanying notes are an integral part of these statements.

TELLABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IN MILLIONS, EXCEPT SHARE AND PER-SHARE DATA

1. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial statements, the requirements of Form 10-Q and applicable rules of the U.S. Securities and Exchange Commission’s Regulation S-X. Therefore, they do not include all disclosures normally required by U.S. generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein are to be read in conjunction with our Annual Report on Form 10-K for the year ended December 30, 2011.

In our opinion, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

2. Restructuring and Other Charges

On January 30, 2012, management initiated a restructuring plan that aligns expenses with revenue. Tellabs is stopping new development on the Tellabs® SmartCore® 9100 product and consolidating research and development into fewer locations. The pretax charges for this plan will consist of $23 million for workforce reductions of approximately 510 employees, $36 million for facility- and asset-related charges and $48 million for the accelerated amortization for abandoned intangible assets. Restructuring expense for the first quarter of 2012 was $104.5 million, which consists of $22.9 million for workforce reductions, $32.7 million for facility- and asset-related charges, $47.7 million for the accelerated amortization of abandoned intangible assets, and $1.2 million for other obligations. By segment, total charges under this plan are $98.9 million for Broadband, $3.1 million for Transport, and $2.5 million for Services. Estimated cash payments under this plan are expected to be $31.4 million through 2017. Other than the cash payments, actions under this plan are expected to be substantially completed by the end of the first quarter of 2013.

On July 25, 2011, management initiated a restructuring plan to align our cost structure to business conditions at that time. We expect to record pretax charges through the second quarter of 2012 of approximately $22 million. The pretax charges will consist of $16 million for workforce reductions of approximately 280 employees and $6 million for facility- and asset-related charges. Restructuring expense for the first quarter of 2012 was $1.6 million, which consists of $1.3 million for workforce reductions and $0.3 million for facility- and asset-related charges. Cumulative restructuring charges for this plan are $21.3 million, which consists of $15.8 million for severance-related charges, $4.9 million for facility- and asset-related charges, and $0.6 million for other obligations. By segment, total charges to date under this plan are $10.9 million for Broadband, $5.0 million for Transport and $5.4 million for Services. Estimated cash payments under this plan are expected to be $18.6 million through the third quarter of 2014. Other than the cash payments, actions under this plan are expected to be substantially completed by the end of the second quarter of 2012.

A restructuring credit for previous restructuring plans in the first quarter of 2012 was $0.1 million for severance-related charges.

The balance for restructuring plans relates to net lease obligations that expire through 2017 and cash severance that we expect to pay through the first quarter of 2014.

The following table summarizes restructuring and other charges recorded for the plans mentioned above, as well as adjustments to reserves recorded for prior restructurings:

	First Quarter
	3/30/12	4/1/11
Severance and other termination benefits	$24.1	$1.2
Facility and other exit costs	33.0	(0.2)
Accelerated amortization of intangible assets	47.7	—
Other obligations	1.2	—

Total restructuring and other charges	$106.0	$1.0

The following table summarizes restructuring and other charges activity by segment for the first quarter of 2012 and the status of the reserves at March 30, 2012:

	Balance at 12/30/11	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 3/30/12
2012 Restructuring Plan
Broadband	$—	$98.9	$(8.1)	$(72.5)	$18.3
Transport	—	3.1	(0.3)	(0.3)	2.5
Services	—	2.5	(0.5)	—	2.0

Subtotal 2012 Restructuring Plan	—	104.5	(8.9)	(72.8)	22.8

2011 Restructuring Plan
Broadband	7.4	0.5	(2.0)	(0.2)	5.7
Transport	3.6	(0.3)	(1.1)	—	2.2
Services	1.6	1.4	(1.3)	—	1.7

Subtotal 2011 Restructuring Plan	12.6	1.6	(4.4)	(0.2)	9.6

Previous Restructuring Plans
Broadband	4.7	(0.1)	(0.5)	—	4.1
Transport	0.2	—	—	—	0.2
Services	0.2	—	(0.1)	—	0.1

Subtotal Previous Restructuring Plans	5.1	(0.1)	(0.6)	—	4.4

Total Restructuring Plans	$17.7	$106.0	$(13.9)	$(73.0)	$36.8

1 Other activities include accelerated amortization related to abandoned intangible assets, accelerated depreciation of property, plant and equipment to be disposed, the effects of currency translation as well as other changes that do not flow through restructuring expense.

3. Intangible Assets

We amortize intangible assets with finite lives on a straight-line basis over their estimated useful lives. Intangible assets are reviewed for impairment when events or circumstances indicate their carrying amount may not be recoverable. We review the estimated useful lives of intangible assets to determine if events or circumstances warrant a change in the remaining useful life of an asset.

In conjunction with the January 30, 2012, restructuring plan, we recorded $47.7 million of accelerated amortization to Restructuring and other charges for abandoned intangible assets in the first quarter of 2012 related to the mobile packet core technology. As a result of the abandonment, we wrote these assets down to zero in the first quarter of 2012. In addition, we reclassified leasehold improvements to Restructuring and other charges and accelerated the amortization related to these assets due to the closure of a facility.

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	00000000	00000000	00000000
	3/30/12
	Gross Assets	Accumulated Amortization	Net
Developed technology	$147.6	$(147.3)	$0.3
Customer relationships	30.9	(23.6)	7.3

Total	$178.5	$(170.9)	$7.6

	00000000	00000000	00000000
	12/30/11
	Gross Assets	Accumulated Amortization	Net
Developed technology	$212.8	$(169.1)	$43.7
Customer relationships	35.2	(23.7)	11.5
Trade names/trademarks	0.2	(0.2)	—
Leasehold improvements	(2.7)	2.3	(0.4)
Non-compete arrangements	13.1	(10.8)	2.3

Total	$258.6	$(201.5)	$57.1

The estimated future amortization expense of intangible assets subject to amortization as of March 30, 2012 follows:

2012 (remaining nine months)	$3.2
2013	$4.2
2014	$0.1
2015	$0.1

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

Marketable Securities

We use a third-party provider to determine fair values of marketable securities. The third-party provider receives market prices for each marketable security from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources with reasonable levels of price transparency. The third-party provider uses these multiple prices as inputs into a pricing model to determine a weighted average price for each security. Tellabs management compares the third-party pricing with pricing from outside investment managers and other market sources to ensure the third-party pricing is reasonable. We classify U.S. Treasury bills and bonds as Level 1 based upon quoted prices in active markets. All other marketable securities are classified as Level 2 based upon the other than quoted prices with observable market data. The type of instruments valued based upon the observable market data include Federal Deposit Insurance Corporation (FDIC)-backed corporate debt obligations, investment grade corporate bonds, state and municipal debt obligations, mortgaged backed debt obligations guaranteed by the Government National Mortgage Association (GNMA), certain FDIC-backed bank certificates of deposit, foreign government debt obligations and foreign corporate debt obligations.

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

Assets and liabilities measured at fair value on a recurring basis are:

	Fair Value Measurements at March 30, 2012
	Balance at 3/30/12	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$185.9	$185.9	$—	$—
Corporate debt obligations guaranteed by FDIC	50.6	—	50.6	—
Corporate debt obligations	194.7	—	194.7	—
Mortgaged backed debt obligations guaranteed by GNMA	84.0	—	84.0	—
Certificates of deposit guaranteed by FDIC	1.5	—	1.5	—
Foreign government debt obligations	238.1	—	238.1	—
Foreign corporate debt obligations	66.4	—	66.4	—

Subtotal	821.2	185.9	635.3	—
Other marketable securities	223.3	223.3	—	—
Derivative financial instruments	0.4	—	0.4	—

Total Assets	$1,044.9	$409.2	$635.7	$—

Liabilities
Loan related to other marketable securities	$223.3	$223.3	$—	$—
Derivative financial instruments	0.2	—	0.2	—

Total Liabilities	$223.5	$223.3	$0.2	$—

	00000000	00000000	00000000	00000000
	Fair Value Measurements at December 30, 2011
	Balance at 12/30/11	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$195.7	$195.7	$—	$—
Corporate debt obligations guaranteed by FDIC	66.8	—	66.8	—
Corporate debt obligations	201.5	—	201.5	—
Mortgaged backed debt obligations guaranteed by GNMA	91.2	—	91.2	—
Certificates of deposit guaranteed by FDIC	1.5	—	1.5	—
Foreign government debt obligations	223.0	—	223.0	—
Foreign corporate debt obligations	64.2	—	64.2	—

Subtotal	843.9	195.7	648.2	—
Other marketable securities	190.9	190.9	-	-
Derivative financial instruments	0.2	—	0.2	—

Total Assets	$1,035.0	$386.6	$648.4	$—

Liabilities
Loan related to other marketable securities	$190.9	$190.9	$—	$—
Derivative financial instruments	0.2	—	0.2	—

Total Liabilities	$191.1	$190.9	$0.2	$—

5. Investments

We account for investments in marketable securities at fair value, with the unrealized gain or loss, less deferred income taxes, shown as a separate component of stockholders’ equity. We base realized gains and losses on specific identification of the security sold. At March 30, 2012, and December 30, 2011, available-for-sale marketable securities consisted of the following:

March 30, 2012	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government debt obligations	$185.6	$0.4	$(0.1)	$185.9
Corporate debt obligations guaranteed by FDIC	50.6	—	—	50.6
Corporate debt obligations	193.7	1.2	(0.2)	194.7
Mortgaged backed debt obligations guaranteed by GNMA	83.7	0.5	(0.2)	84.0
Certificates of deposit guaranteed by FDIC	1.5	—	—	1.5
Foreign government debt obligations	236.2	2.0	(0.1)	238.1
Foreign corporate debt obligations	66.0	0.4	—	66.4

Total	$817.3	$4.5	$(0.6)	$821.2

December 30, 2011
U.S. government debt obligations	$195.2	$0.5	$—	$195.7
Corporate debt obligations guaranteed by FDIC	66.6	0.2	—	66.8
Corporate debt obligations	201.4	0.8	(0.7)	201.5
Mortgaged backed debt obligations guaranteed by GNMA	90.9	0.4	(0.1)	91.2
Certificates of deposit guaranteed by FDIC	1.5	—	—	1.5
Foreign government debt obligations	221.5	1.5	—	223.0
Foreign corporate debt obligations	64.1	0.2	(0.1)	64.2

Total	$841.2	$3.6	$(0.9)	$843.9

The following table summarizes the maturities of our available-for-sale marketable securities at March 30, 2012:

	Amortized Cost	Fair Value
Less than 12 months	$281.8	$282.1
Due in 1 to 5 years	451.8	455.1
Due after 5 years	83.7	84.0

Total	$817.3	$821.2

Gross unrealized gains and losses related to fixed-income securities were caused by interest rate fluctuations. We review investments held with unrealized losses to determine if the loss is other-than-temporary. We evaluated near-term prospects of the security in relation to the severity and duration of the unrealized loss. We also assessed our intent to sell the security, whether it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover its entire amortized cost basis. Based on our review, we do not intend to sell these securities and believe that they will recover their entire amortized cost basis; therefore, we do not consider these investments to be other-than-temporarily impaired at March 30, 2012. No other-than-temporary impairments were recorded in the first quarter of 2012.

Investments in marketable securities with unrealized losses at March 30, 2012, and December 30, 2011, were as follows:

	Unrealized Loss Less than 12 months		Unrealized Loss Greater than 12 months		Total
March 30, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government debt obligations	$107.4	$(0.1)	$—	$—	$107.4	$(0.1)
Corporate debt obligations	54.5	(0.2)	—	—	54.5	(0.2)
Mortgaged backed debt obligations guaranteed by GNMA	24.0	(0.2)	—	—	24.0	(0.2)
Foreign government debt obligations	80.5	(0.1)	—	—	80.5	(0.1)

Total	$266.4	$(0.6)	$—	$—	$266.4	$(0.6)

December 30, 2011
Corporate debt obligations	$81.0	$(0.7)	$—	$—	$81.0	$(0.7)
Mortgaged backed debt obligations guaranteed by GNMA	31.4	(0.1)	—	—	31.4	(0.1)
Foreign government debt obligations	24.1	(0.1)	—	—	24.1	(0.1)

Total	$136.5	$(0.9)	$—	$—	$136.5	$(0.9)

The following table presents gross realized gains and losses related to fixed income investments for the three months ending March 30, 2012, and April 1, 2011:

	3/30/12	4/1/11
Gross realized gains	$0.3	$0.4
Gross realized losses	(0.3)	(0.5)

Total	$—	$(0.1)

As a result of the acquisition of Advanced Fibre Communications, Inc. (AFC) in 2004, we acquired 10.6 million shares of Cisco common stock, shown as Other marketable securities in Current Assets. AFC owned this stock as a result of its investment in privately held Cerent Corporation, which was acquired by Cisco in 1999 through the exchange of AFC’s ownership in Cerent Corporation for Cisco stock. In 2000, AFC entered into two three-year hedge contracts, pledging all of the Cisco stock to secure the obligations under the contracts. When the hedge contracts matured in 2003, AFC entered into stock loan agreements with a lender, borrowing 10.6 million shares of Cisco stock to settle the hedge contracts on the Cisco stock. The aggregate amount of the fair values of those stock loans is reflected as a current liability on the balance sheets as of March 30, 2012, and December 30, 2011. The values of both the asset and liability move in tandem with each other since each is based on the number of shares we hold at the current stock price. At March 30, 2012, Other marketable securities and Loan related to other marketable securities was $223.3 million at a market price of $21.15 per share and $190.9 million at a market price of $18.08 per share at December 30, 2011. The fees associated with the stock loan agreement were $0.3 million in the first quarter of 2012 and the first quarter of 2011.

In addition to the above investments, we maintain investments in partnerships and start-up technology companies. We record these investments in Other Assets, at cost. These investments totaled $2.9 million at March 30, 2012, and $3.2 million at December 30, 2011. We review each investment quarterly, including historical and projected financial performance, expected cash needs and recent funding events. We recognize other-than-temporary impairments if the market value of the investment is below its cost basis for an extended period of time or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. No other-than-temporary impairments were recorded for the first quarters of 2012 and 2011.

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

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency of the Tellabs entity entering into the transaction are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income. These derivative contracts are not designated as hedges. At March 30, 2012, we held non-designated foreign currency forward contracts in 12 currencies, with a gross notional equivalent of $167.7 million.

Net Investment Hedges

We entered into three-month foreign currency forward contracts, designated as net investment hedges, to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts due to exchange rate fluctuations are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment in the foreign subsidiary. We conduct monthly effectiveness tests of net investment hedges on a spot-to-spot basis, excluding forward points, and any measurement of ineffectiveness is recorded in income. As of March 30, 2012, we had a net unrealized gain of $14.5 million in Accumulated other comprehensive income, which includes a net gain of $14.2 million related to settled contracts and a net gain of $0.3 million related to unsettled contracts. We held net investment hedges with a notional value of 100 million Euros at the end of the quarter.

The fair value of derivative instruments in the Consolidated Balance Sheet as of March 30, 2012, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Net investment hedges	$0.3	$—
Balance sheet hedges (Non-designated hedges)	0.1	0.2

Total derivatives	$0.4	$0.2

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 30, 2011, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Net investment hedges	$0.1	$—
Balance sheet hedges (Non-designated hedges)	0.1	0.2

Total derivatives	$0.2	$0.2

The effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 30, 2012, and April 1, 2011, was as follows:

	Loss Recognized in Accumulated OCI, net (Effective Portion)		Gain Recognized in Other Expense net: Excluded from Effectiveness testing
	3/30/12	4/1/11	3/30/12	4/1/11
Net investment hedges	$(4.2)	$(7.3)	$0.1	$—

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 30, 2012, and April 1, 2011, was as follows:

	Gain Recognized in Other Expense, net [1]
	3/30/12	4/1/11
Foreign currency forward and option contracts	$1.4	$4.4

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

We classify the portion of warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Product warranty liabilities are as follows:

	000000	000000
	First Quarter
	3/30/12	4/1/11
Balance – beginning of period	$17.0	$19.4
Accruals for product warranties	1.9	2.8
Settlements	(0.9)	(0.4)
Other adjustments to accruals for product warranties	(0.7)	(0.6)

Balance – end of period	$17.3	$21.2

Balance sheet classification - end of period	Balance at 3/30/12	Balance at 4/1/11
Other accrued liabilities	$8.2	$9.2
Other long-term liabilities	9.1	12.0

Total product warranty liabilities	$17.3	$21.2

8. Equity-Based Compensation

The Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan (2004 Plan) provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units (PSUs). Equity-based grants vest over one to four years, with the majority vesting over a three-year period. We recognize compensation expense for stock options and restricted stock on a straight-line basis over the service period based on the fair value on the grant date. Stock options and SARs granted but unexercised expire 10 years from the grant date. Stockholders previously approved 53,889,977 shares for grant under the 2004 Plan, of which 16,819,606 remain available for grant at March 30, 2012.

Stock Options

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	3/30/12	4/1/11
Expected volatility	43.3%	46.8%
Risk-free interest rate	0.9%	2.2%
Expected term (in years)	5.3	5.3
Expected dividend yield	2.0%	1.5%

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

The following is a summary of stock option activity during 2012 as of March 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding – beginning of year	20,719,482	$7.68
Granted	1,801,219	$3.99
Exercised	(49,195)	$0.40
Forfeited/expired	(513,060)	$7.85

Outstanding – end of period	21,958,446	$7.39	4.2	$0.6

Exercisable – end of period	17,483,104	$7.93	3.0	$0.5
Shares vested or expected to vest	21,559,758	$7.44	4.1	$0.6

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of March 30, 2012, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the first quarter of 2012 was $0.2 million.

The weighted average fair value of stock options granted during the first quarter of 2012 was $1.30.

Cash-Settled Stock Appreciation Rights

The 2004 Plan provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the 2004 Plan. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (the market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. There were no cash payments during the first quarters of 2012 and 2011.

The following is a summary of cash-settled SARs activity during 2012 as of March 30, 2012:

	Shares	Weighted Average Exercise Price
Outstanding – beginning of year	492,131	$6.81
Granted	16,200	$3.98
Forfeited/expired	(15,736)	$7.58

Outstanding – end of period	492,595	$6.69

Restricted Stock

The fair market value of restricted stock vested was $3.2 million in the first quarter of 2012. The weighted average grant date fair value of restricted stock was $3.99 per share in the first quarter of 2012 and $5.43 per share in the first quarter of 2011.

The following is a summary of restricted stock activity during 2012 as of March 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	4,854,587	$6.29
Granted	1,959,811	$3.99
Vested	(803,100)	$5.38
Forfeited	(392,670)	$5.96

Non-vested – end of period	5,618,628	$5.64

Performance Stock Units

The 2004 Plan provides for the granting of PSUs. We granted 1,887,064 PSUs in the first quarter of 2012 and 1,611,541 PSUs in the first quarter of 2011. The PSUs granted in the first quarter of 2012 entitle the recipients to receive shares of our common stock commencing in the first quarter of 2013, contingent on the achievement of operating earnings targets and strategic goals for the 2012 fiscal year. Following achievement of these measures and subject to continued employment, one-third of such shares will be issued in annual installments beginning in the first quarter of 2013. At maximum target performance, we will issue two shares for each PSU granted. The weighted average price of PSUs granted in the first quarter of 2012 was $3.99 per share and the weighted average price of PSUs granted in the first quarter of 2011 was $5.42 per share.

The PSUs granted in 2011 entitle the recipients to receive shares of our common stock commencing in the first quarter of 2012, contingent on the achievement of strategic goals for 2011. Performance is based upon achieving market share and market penetration gains, product development achievement, and a customer service objective with respect to strategic goals. Under the executive plan, 50% of the PSUs were earned and 0.50 shares for each PSU will be paid out, subject to continued employment. We issued one-third (99,420 shares) of the total shares in the first quarter of 2012 and generally, one-third of such shares will be issued in annual installments in the first quarter of 2013 and the first quarter of 2014. Since 2011 minimum strategic goals were not met for the mobile internet plan, none of the PSUs were earned, no expense was incurred, and no amounts will be paid out with respect to them.

The following is a summary of PSU activity during 2012 as of March 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	2,269,410	$5.51
Granted	1,887,064	$3.99
Vested	(734,185)	$5.15
Forfeited	(1,134,913)	$5.37

Non-vested – end of period	2,287,376	$4.44

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, SARs, restricted stock, and PSUs by line item on the Statements of Operations and Comprehensive (Loss) Income:

	First Quarter
	3/30/12	4/1/11
Cost of revenue – products	$0.4	$0.5
Cost of revenue – services	0.5	0.6
Research and development	1.8	2.5
Sales and marketing	0.9	1.3
General and administrative	2.0	2.7

Equity-based compensation expense before income taxes	5.6	7.6
Income tax benefit	(0.1)	(1.4)

Total equity-based compensation expense after income taxes	$5.5	$6.2

The following table sets forth the total equity-based compensation expense by type:

	First Quarter
	3/30/12	4/1/11
Stock options	$1.1	$1.3
Cash-Settled SARs	0.1	(0.1)
Restricted Stock	3.4	4.4
Performance stock units	1.0	2.0

Total	$5.6	$7.6

As of March 30, 2012, we had $31.3 million of unrecognized equity-based compensation cost that we expect to recognize over a weighted average period of 1.9 years.

9. Income Taxes

We recorded a tax provision of $3.7 million in the first quarter of 2012, compared with a tax benefit of $5.8 million for the first quarter of 2011. The effective tax rate for the quarter is below the federal statutory rate of 35% due to limitations on our ability to record a tax benefit on losses from domestic operations, combined with tax expense on income from foreign operations.

10. Comprehensive (Loss) Income

Comprehensive (loss) income for the first quarter of 2012 and 2011 consists of the following:

	First Quarter
	3/30/12	4/1/11
Net loss	$(139.8)	$(24.1)
Net change in unrealized gains (losses) related to:
Available-for-sale securities, net of tax	1.1	(3.0)
Net investment hedges, net of tax	(4.1)	(7.3)
Foreign currency translation adjustments	15.7	35.7

Comprehensive (loss) income	$(127.1)	$1.3

Accumulated other comprehensive income has no impact on our net loss but is reflected in our consolidated balance sheet through adjustments to stockholders’ equity. Accumulated other comprehensive income derives from unrealized gains (losses) and related adjustments on available-for-sale securities, unrealized gains (losses) on net investment hedges, foreign currency translation adjustments, unrecognized prior service costs and unrecognized net gains on our retiree medical plan.

Accumulated other comprehensive income (net of tax) for the first three months of 2012 and 2011 consists of the following:

	Unrealized Net Gain (Loss) on Available-for- Sale Securities	Net Investment Hedges	Foreign Currency Translation Adjustments	Unrecognized Prior Service Cost	Unrecognized Net Gain on Retiree Medical Plan	Accumulated Other Comprehensive Income
Balance at December 30, 2011	$1.9	$18.6	$67.5	$(0.2)	$2.0	$89.8
Pretax activity, net	1.3	(4.1)	15.7	—	—	12.9
Tax effect	(0.2)	—	—	—	—	(0.2)

Balance at March 30, 2012	$3.0	$14.5	$83.2	$(0.2)	$2.0	$102.5

Balance at December 31, 2010	$0.5	$16.7	$88.0	$(0.3)	$3.7	$108.6
Pretax activity, net	(3.6)	(7.3)	35.7	—	—	24.8
Tax effect	0.6	—	—	—	—	0.6

Balance at April 1, 2011	$(2.5)	$9.4	$123.7	$(0.3)	$3.7	$134.0

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

We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, the intangible asset impairment charge and the impact of equity-based compensation.

Consolidated revenue by segment follows:

	First Quarter
	3/30/12	4/1/11
Broadband	$130.1	$173.0
Transport	79.6	99.4
Services	48.2	50.0

Total	$257.9	$322.4

Segment profit and reconciliation to operating loss by segment follows:

	First Quarter
	3/30/12	4/1/11
Broadband	$8.0	$19.7
Transport	8.2	16.0
Services	15.2	10.0

Total segment profit	$31.4	$45.7
Sales and marketing expenses	(36.4)	(44.7)
General and administrative expenses	(21.1)	(23.7)
Equity-based compensation	(2.6)	(3.7)
Intangible asset amortization	(2.2)	(5.2)
Restructuring and other charges	(106.0)	(1.0)

Operating loss	$(136.9)	$(32.6)

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

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 6,487,686, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On March 21, 2008, Tellabs filed its answer, defenses and counterclaims in response to the complaint. A trial date had been set for May 10, 2010, in the Eastern District of Texas, however on July 7, 2009, the court granted Tellabs’ motion to transfer and issued an order transferring the action to the United States District Court for the Northern District of Illinois (Case No. 1:09-cv-04530). On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action instituted by Tellabs against Fujitsu in the Northern District of Illinois. On November 4, 2010, the Court dismissed with prejudice Fujitsu’s claim for infringement of Fujitsu’s U.S. Patent No. 6,487,686. In conjunction with the dismissal, Fujitsu signed a covenant not to sue Tellabs for infringement as to any claim of Fujitsu’s U.S. Patent No. 6,487,686, as to any Tellabs products as they currently exist or existed in the past. On March 31, 2011, the Court issued an Order denying a motion by Tellabs for summary judgment of invalidity based on indefiniteness of Fujitsu’s U.S. Patent No. 5,386,418, and granting a motion by Fujitsu for summary judgment for judicial correction of an error in asserted Claim 1 of the same patent as originally issued. The Court issued a Markman ruling on Fujitsu’s U.S. Patent Nos. 5,526,163, 5,521,737 and 5,386,418, as well as patents from the consolidated action, in a Memorandum Opinion and Order dated September 29, 2011. On this same date the Court denied Fujitsu’s Motion for Leave to File First Amended Complaint and granted Tellabs’ motion to disallow the filing of Fujitsu’s First Amended Complaint and Fujitsu’s supplemental infringement contentions. Fujitsu’s motion had sought to amend its allegations of direct infringement with respect to products from Tellabs’ 5500, NGX, 7100 and 6300 product lines with various additional allegations, including allegations of indirect infringement. Fujitsu thereafter filed a further motion to amend its final infringement contentions, and on March 22, 2012, the Court denied Fujitsu’ motion. In turn, on April 30, 2012, Fujitsu Limited filed a new complaint against Tellabs in the Northern District of Illinois (see Civil Action No. 1:12-cv-03229 set forth below), setting forth additional allegations of infringement of the same patents that Fujitsu unsuccessfully sought to add to the present action. The parties currently remain in the discovery phase, and a trial date has been set for July 16, 2012. The parties have scheduled a non-binding mediation for May 30-31, 2012. Expert discovery, including anticipated depositions of each party’s respective experts, is ongoing. As an ordinary component of expert discovery, each of the parties recently served an expert report prepared by the party’s respective damages experts, which are subject to a governing Protective Order of confidentiality. Notwithstanding these reports, the two sides remain far apart, and Tellabs cannot estimate the possible loss or range of loss. Tellabs contests any liability and will continue to vigorously defend itself accordingly.

Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications Inc. On June 11, 2008, Tellabs Operations, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against Fujitsu Limited and Fujitsu Network Communications, Inc. in a case captioned Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications, Inc. Civil Action No. 1:08-cv-3379. The complaint alleges infringement of Tellabs Operations, Inc.’s U.S. Patent No. 7,369,772, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 5, 2008, each of Fujitsu Limited and Fujitsu Network Communications,

Inc. served its answer, defenses and counterclaims in response to the complaint. Fujitsu Limited also brought counterclaims against Tellabs, Inc. and Tellabs Operations, Inc. alleging infringement of two U.S. patents, namely U.S. Patent Nos. 5,533,006 and 7,227,681, seeking unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 22, 2008, Tellabs Operations, Inc. filed its answer to the counterclaims of Fujitsu Network Communications, Inc., and also filed its counterclaims and reply to counterclaims of Fujitsu Limited. On that same date, Tellabs, Inc. filed its answer and counterclaims against Fujitsu Limited. On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action filed by Fujitsu transferred to the Northern District of Illinois by the Eastern District of Texas. On March 31, 2011, the Court issued an Order granting Tellabs’ motion for summary judgment of invalidity of all claims of Fujitsu’s U.S. Patent No. 5,533,006. The Court issued a Markman ruling on U.S. Patent Nos. 7,369,772 and 7,227,681, as well as patents from the consolidated action, in a Memorandum Opinion and Order dated September 29, 2011. On March 22, 2012, the Court denied Tellabs’ motion to sever and stay Tellabs’ claims involving U.S. Patent No. 7,369,772, in view of Tellabs’ January 12, 2012, filing of an amendment of the claims of the patent for further consideration by the United States Patent and Trademark Office, following a December 12, 2012, decision by the Board of Patent Appeals and Interferences (BPAI) to reverse the Examiner’s decision to not reject the claims of U.S. Patent No. 7,369,772 in an inter partes reexamination of the patent requested by Fujitsu in the Patent Office. On the same date the Court also denied a motion by Fujitsu to amend its final infringement contentions. In turn, on April 30, 2012, Fujitsu Limited filed a new complaint against Tellabs in the Northern District of Illinois (see Civil Action No. 1:12-cv-03229 set forth below), setting forth additional allegations of infringement of the same patents that Fujitsu unsuccessfully sought to add to the present action. The parties currently remain in the discovery phase, and a trial date has been set for July 16, 2012. The parties have scheduled a non-binding mediation for May 30-31, 2012. Expert discovery, including anticipated depositions of each party’s respective experts, is ongoing. As an ordinary component of expert discovery, each of the parties recently served an expert report prepared by the party’s respective damages experts, which are subject to a governing Protective Order of confidentiality. Notwithstanding these reports, the two sides remain far apart, and Tellabs cannot estimate the possible loss or range of loss. Tellabs contests any liability and will continue to vigorously defend itself accordingly.

Fujitsu Limited v. Tellabs, Inc. On April 30, 2012, Fujitsu Limited filed a complaint in the United States District Court for the Northern District of Illinois against Tellabs in a case captioned Fujitsu Limited v. Tellabs Operations, Inc., Tellabs, Inc., and Tellabs North America, Inc., Civil Action No. 1:12-cv-03229. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 7,227,681, the same patents at issue in pending Civil Action Nos. 1:09-cv-04530 and 1:08-cv-3379, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. The complaint includes allegations of infringement that Fujitsu previously sought unsuccessfully to add to pending Civil Action Nos. 1:09-cv-04530 and 1:08-cv-3379.

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

Cheetah Omni, LLC v. Alcatel-Lucent USA Inc. et al. On July 29, 2011, a complaint was filed in the United States District Court for the Eastern District of Texas, Tyler Division, against Tellabs and several other companies in a case captioned Cheetah Omni LLC v. Alcatel-Lucent USA Inc. et al., Civil Action No. 6:11cv390. The complaint includes allegations of infringement by Tellabs, Inc., Tellabs Operations, Inc., and Tellabs North America, Inc., of U.S. Patent Nos. 6,888,661, 6,847,479, 6,856,459 and 6,940,647, and seeks unspecified damages, as well as interest, costs, disbursements, attorney fees and other remedies including injunctive relief. Tellabs was served with the original complaint on August 31, 2011. Before any response to the original complaint was due, Tellabs was served with an amended complaint on October 14, 2011. On November 8, 2011, the Tellabs entities filed their answers, defenses and counterclaims in response to the amended complaint. The parties are in discovery. A trial date has been set for March 10, 2014.

Internet Machines LLC v. Avnet, Inc., et al. On February 13, 2012, a second amended complaint was filed in the United States District Court for the Eastern District of Texas, Tyler Division, naming Tellabs, Inc. among several defendants in a case captioned Internet Machines LLC v. Avnet, Inc., et al., Civil Action Nos. 6:10-CV-548-MHS and 6:11-CV-250-MHS (Consolidated). The plaintiff thereafter filed a third amended complaint on March 2, 2012. The amended complaints allege infringement of U.S. Patent Nos. 7,454,552, 7,421,532, 7,814,259 and 7,945,722, and seek unspecified damages including enhanced damages, as well as interest, costs, expenses, attorney fees and other remedies including injunctive relief. On March 27, 2012, Tellabs filed its answer, defenses and counterclaims in response to the third amended complaint. A pretrial conference has been set for February 4, 2013.

Apart from the matters described above, we are and in the future may be subject to various legal proceedings, claims and litigation arising in the ordinary course of business.

The proceedings described above, including the Fujitsu matters, the Telcordia matter, the Cheetah Omni matter, and the Internet Machines matter, involve costly litigation and may result in diverting management’s time, attention and resources, delaying or halting product shipments or services delivery, requiring us to pay amounts in any damages and/or settlements, requiring us to enter into royalty-bearing licensing arrangements or to obtain substitute technology of lower quality or higher costs, and otherwise imposing obligations or restrictions on us and our business. We may be unsuccessful in any such litigation, despite the time, money, energy and bases for our assertion and/or defense of the matters. We may also be unable, if necessary, to enter into licensing arrangements or to obtain substitute technology on commercially reasonable terms or any terms. Any such settlements or inability to prevail or mitigate any liability or to obtain such licensing arrangements or substitute technology may adversely affect our business, financial condition and operating results. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 30, 2011.

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

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock. We purchased four thousand shares for $15 thousand in the first quarter of 2012 under this program.

As of March 30, 2012, we purchased 56.6 million shares of our common stock under the $600 million repurchase program at a total cost of $375.4 million, leaving $224.6 million available to be purchased under this program. We did not purchase any shares under this program in the first quarter of 2012. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 0.5 million shares for $1.8 million in the first quarter of 2012 to cover minimum withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

14. Net Loss Per Share

The following table sets forth the computation of net loss per share:

	First Quarter
	3/30/12	4/1/11
Numerator:
Net loss	$(139.8)	$(24.1)

Denominator:
Denominator for basic net loss per share – weighted average shares outstanding	365.7	363.0
Effect of dilutive securities:
Employee stock options and restricted and performance stock awards	—	—

Denominator for diluted net loss per share – adjusted weighted average shares outstanding and assumed conversions	365.7	363.0

Net loss per share, basic	$(0.38)	$(0.07)

Net loss per share, diluted[1]	$(0.38)	$(0.07)

1 Dilutive securities are not included in the computation of diluted earnings per share when a company is in a loss position. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the first quarter of 2012 and the first quarter of 2011 are the same. Diluted weighted average shares outstanding were 367.9 million in the first quarter of 2012 and 365.5 million in the first quarter of 2011.

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

Management continues to define and implement initiatives to improve overall performance. On January 30, 2012, management initiated a restructuring plan that aligns expenses with revenue. Tellabs is stopping new development on the Tellabs® SmartCore® 9100 product and consolidating research and development into fewer locations. This restructuring plan is intended to reduce our workforce by approximately 510 employees.

RESULTS OF OPERATIONS

Net loss in the first quarter of 2012 was $139.8 million or $0.38 per share (basic and diluted), compared with net loss of $24.1 million or $0.07 per share (basic and diluted) in the first quarter of 2011. Operating expenses during the first quarter of 2012 included $106.0 million of restructuring and other charges, related to the restructuring plan announced in January 2012. Excluding these charges and other non-GAAP items, net loss was $15.3 million or $0.04 per share (basic and diluted) in the first quarter of 2012.

Revenue (in millions)

	First Quarter
	2012	2011	Change
Products	$209.7	$272.4	(23.0)%
Services	48.2	50.0	(3.6)%

Total revenue	$257.9	$322.4	(20.0)%

First quarter 2012 compared with first quarter 2011

On a geographic basis, revenue from customers outside North America was $131.3 million (or 51% of total revenue), compared with $147.3 million (or 46% of total revenue), as increased revenue in the Latin American Caribbean region was more than offset by lower revenue in the Europe Middle East and Africa region and the Asia Pacific region. Revenue from customers in North America (United States and Canada) was $126.6 million (or 49% of total revenue), compared with $175.1 million (or 54% of total revenue).

Revenue from our growth portfolio (the Tellabs® 6300 Managed Transport System, the Tellabs® 7100 Optical Transport System, the Tellabs® 7300 Metro Ethernet Switching Series, the Tellabs® 8600 Managed Edge System, the Tellabs® 8800 Multiservice Router Series, the Tellabs SmartCore® 9100 Platform and professional services) was $147.0 million (or 57% of total revenue), compared with $194.4 million (or 60% of total revenue). Given the level of research and development expenses in early lifecycle products, this portfolio is not presently profitable.

Our core portfolio (the Tellabs® 5000 series of digital cross-connect systems, the Tellabs® 8100 Managed Access System, the Tellabs® 3000 Series of voice-enhancement products, the Tellabs Access products and deployment, training and support services) accounted for $110.9 million (or 43% of total revenue), compared with $128.0 million (or 40% of total revenue).

Gross Margin

	First Quarter
	2012	2011	% Point Change
Products	38.6%	41.4%	(2.8)
Services	30.5%	18.8%	11.7
Consolidated	37.1%	37.9%	(0.8)

In the first quarter of 2012, products gross margins declined, compared with the year-ago period, primarily as a result of lower overall revenue levels. Services gross margins increased in the first quarter of 2012, compared with the year-ago period. The increase was driven primarily by reduced services costs.

Operating Expenses (in millions)

	First Quarter			Percent of Revenue
	2012	2011	Change	2012	2011
Research and development	$66.9	$80.3	$(13.4)	25.9%	24.9%
Sales and marketing	36.4	44.7	(8.3)	14.1%	13.9%
General and administrative	21.1	23.7	(2.6)	8.2%	7.4%

Subtotal	124.4	148.7	(24.3)	48.2%	46.1%

Intangible asset amortization	2.2	5.2	(3.0)
Restructuring and other charges	106.0	1.0	105.0

Total operating expenses	$232.6	$154.9	$77.7

Operating expenses increased in the first quarter of 2012, compared with the year ago period, primarily due to restructuring and other charges incurred during the first quarter of 2012. Excluding intangible asset amortization and restructuring and other charges, operating expenses in the first quarter of 2012 were $124.4 million, down $24.3 million from $148.7 million in the first quarter of 2011. Restructuring and other charges are due to severance ($24.1 million), facility-and asset-related charges ($34.2 million), and accelerated amortization for abandoned intangible assets ($47.7 million) related to the mobile packet-core technology.

Other Income (in millions)

	First Quarter
	2012	2011	Change
Interest income, net	$1.8	$3.3	$(1.5)
Other expense, net	(1.0)	(0.6)	(0.4)

Total other income	$0.8	$2.7	$(1.9)

Interest income was down in the first quarter of 2012, compared with the first quarter of 2011, due to lower interest rates and lower investment balances. Other expense, net, was higher in the first quarter of 2012, compared with the first quarter of 2011, due to lower foreign currency gains in the first quarter of 2012, compared with the first quarter of 2011.

Income Taxes

In the first quarter of 2012, we reported tax expense of $3.7 million, compared with a benefit of $5.8 million in the first quarter of 2011. While we were able to partially recognize tax benefits on losses in the first quarter of 2011, the establishment of a valuation allowance on domestic operations in 2011 did not allow us to recognize tax benefits in the first quarter of 2012. As a result, tax expense in the first quarter of 2012 reflects the tax provision on income from foreign operations.

Segments

We operate in three business segments: Broadband, Transport and Services. The Broadband segment includes three product categories: data, managed access and access products.

Segment Revenue (in millions)

	First Quarter
	2012	2011	Change
Broadband	$130.1	$173.0	(24.8)%
Transport	79.6	99.4	(19.9)%
Services	48.2	50.0	(3.6)%

Total revenue	$257.9	$322.4	(20.0)%

Segment Profit* (in millions)

	First Quarter
	2012	2011	Change
Broadband	$8.0	$19.7	(59.4)%
Transport	8.2	16.0	(48.8)%
Services	15.2	10.0	52.0%

Total segment profit	$31.4	$45.7	(31.3)%

*	We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, and the impact of equity-based compensation.

First quarter 2012 compared with first quarter 2011

Broadband Segment

Revenue from the Broadband segment was $130.1 million, compared with $173.0 million. Within this segment, increased revenue from managed access products was offset by lower revenue from data and access products. Managed access revenue, driven by increased revenue for both SDH transport systems and managed access systems, was $39.1 million, up 48.1%, compared with $26.4 million. Data product revenue was $55.1 million, compared with $106.5 million, on lower revenue from managed edge systems and our multi-service router series. Access revenue was $35.9 million, compared with $40.1 million, as increased revenue from single-family optical network terminal (ONT) units was more than offset by lower revenue from access systems. Broadband segment profit was $8.0 million, compared with $19.7 million. The decline in segment profit was driven primarily by the lower overall level of Broadband segment revenue.

Transport Segment

Revenue from the Transport segment was $79.6 million, compared with $99.4 million. Within this segment, revenue from digital cross-connect systems and optical transport systems declined. Transport segment profit was $8.2 million, compared with $16.0 million. The decline in segment profit was driven primarily by the lower level of digital cross-connect system revenue.

Services Segment

Revenue from the Services segment was $48.2 million, compared with $50.0 million. The decline in segment revenue was driven primarily by lower deployment revenue, which more than offset higher professional services revenue. Services segment profit was $15.2 million, compared with $10.0 million. The increase in segment profit was driven primarily by the lower level of Services costs.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained cash, cash equivalents and marketable securities of $934.0 million as of March 30, 2012, which decreased by $42.6 million since year-end 2011. Of the total cash, cash equivalents and marketable securities, as of March 30, 2012, $386.7 million was held in subsidiaries outside the United States. Cash used for operating activities during the quarter amounted to $37.5 million, of which $13.9 million was related to cash payments for restructuring.

During the first quarter of 2012, we distributed $7.3 million to our stockholders through our quarterly cash dividend. We also repurchased four thousand shares of common stock at a cost of $15 thousand under the 10b5-1 plan. We provide no assurance as to a future declaration or payment of a cash dividend nor do we provide future assurance of a repurchase of common stock.

We believe that our investments are highly liquid instruments. We may rebalance the portfolio from time to time, which may affect the duration, credit structure, liquidity and future income of investments.

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

First quarter 2012 compared with fourth quarter 2011

Total revenue was $257.9 million, compared with $316.8 million, as revenue declined in each segment.

Total Broadband segment revenue was $130.1 million, compared with $166.3 million. Within this segment, revenue declined in each category. Managed access revenue was $39.1 million, compared with $46.7 million, as increased revenue from SDH transport systems was more than offset by lower revenue from managed access systems. Access revenue was $35.9 million, compared with $43.2 million, on lower revenue from single-family ONTs. Data revenue was $55.1 million, compared with $76.4 million on lower revenue from managed edge systems and our multi-service router series. Broadband segment profit, driven primarily by the lower level of Broadband segment revenue and partly offset by reduced costs and research and development expenses, was $8.0 million, compared with $15.9 million.

Transport segment revenue was $79.6 million, compared with $91.5 million, on lower revenue from digital cross-connect systems and optical transport systems. Transport segment profit, driven primarily by reduced margins on optical transport systems and the lower level of digital cross-connect system revenue, was $8.2 million, compared with $19.0 million.

Services segment revenue was $48.2 million, compared with $59.0 million, as revenue declined across each services offering. Services segment profit, driven primarily by the lower level of Services segment revenue, was $15.2 million, compared with $20.9 million.

Revenue from customers outside North America was $131.3 million (or 51% of total revenue), compared with $170.7 million (or 54% of total revenue). Revenue from customers in North America was $126.6 million (or 49% of total revenue), compared with $146.1 million (or 46% of total revenue).

Growth portfolio revenue was $147.0 million (or 57% of total revenue), compared with $170.9 million (or 54% of total revenue). Given the level of research and development expenses in early lifecycle products, this portfolio is not presently profitable. Core portfolio revenue was $110.9 million (or 43% of total revenue), compared with $145.9 million (or 46% of total revenue).

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

First quarter 2012 compared with fourth quarter 2011

Non-GAAP gross profit margin was 37.4%, compared with 42.7%. This decline was driven primarily by reduced profitability of optical transport systems and the lower level of revenue from digital cross-connect systems, data and managed access products and Services.

Non-GAAP operating expenses were $119.7 million, down from $131.1 million, primarily as a result of reduced spending for research and development.

Non-GAAP operating loss, driven primarily by lower revenue and gross margin was $23.2 million, compared with operating income of $4.1 million.

Driven primarily by the lower level of revenue and gross margin non-GAAP net loss was $15.3 million or $0.04 per share (basic and diluted), compared with net earnings of $3.8 million or $0.01 per share (basic and diluted).

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	First Quarter 2012			First Quarter 2011
In millions, except per-share data	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP

Revenue
Products	$209.7	$—	$209.7	$272.4	$—	$272.4
Services	48.2	—	48.2	50.0	—	50.0

Total revenue	257.9	—	257.9	322.4	—	322.4

Cost of Revenue
Products (a)	128.7	(0.3)	128.4	159.5	(0.5)	159.0
Services (a)	33.5	(0.5)	33.0	40.6	(0.6)	40.0

Total cost of revenue	162.2	(0.8)	161.4	200.1	(1.1)	199.0

Gross Profit	95.7	0.8	96.5	122.3	1.1	123.4

Gross profit as a percentage of revenue	37.1%	0.3%	37.4%	37.9%	0.4%	38.3%

Gross profit as a percentage of revenue - products	38.6%	0.2%	38.8%	41.4%	0.2%	41.6%
Gross profit as a percentage of revenue - services	30.5%	1.0%	31.5%	18.8%	1.2%	20.0%

Operating Expenses
Research and development (a)	66.9	(1.8)	65.1	80.3	(2.6)	77.7
Sales and marketing (a)	36.4	(0.9)	35.5	44.7	(1.3)	43.4
General and administrative (a)	21.1	(2.0)	19.1	23.7	(2.7)	21.0
Intangible asset amortization (b)	2.2	(2.2)	—	5.2	(5.2)	—
Restructuring and other charges (c), (d)	106.0	(106.0)	—	1.0	(1.0)	—

Total operating expenses	232.6	(112.9)	119.7	154.9	(12.8)	142.1

Operating (Loss) Earnings	(136.9)	113.7	(23.2)	(32.6)	13.9	(18.7)

Operating (loss) earnings as a percentage of revenue	-53.1%	44.1%	-9.0%	-10.1%	4.3%	-5.8%

Other Income
Interest income, net	1.8	—	1.8	3.3	—	3.3
Other expense, net (e)	(1.0)	—	(1.0)	(0.6)	—	(0.6)

Total other income	0.8	—	0.8	2.7	—	2.7

(Loss) Earnings Before Income Tax	(136.1)	113.7	(22.4)	(29.9)	13.9	(16.0)
Income tax (expense) benefit (f)	(3.7)	10.8	7.1	5.8	(0.7)	5.1

Net (Loss) Earnings	$(139.8)	$124.5	$(15.3)	$(24.1)	$13.2	$(10.9)

Weighted Average Shares Outstanding
Basic	365.7		365.7	363.0		363.0

Diluted	365.7		365.7	363.0		363.0

Net (Loss) Earnings Per Share
Basic	$(0.38)	$0.34	$(0.04)	$(0.07)	$0.04	$(0.03)

Diluted	$(0.38)	$0.34	$(0.04)	$(0.07)	$0.04	$(0.03)

(1)	Reconciliation of non-GAAP Adjustments

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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	First Quarter 2012			Fourth Quarter 2011
In millions, except per-share data	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP

Revenue
Products	$209.7	$—	$209.7	$257.8	$—	$257.8
Services	48.2	—	48.2	59.0	—	59.0

Total revenue	257.9	—	257.9	316.8	—	316.8

Cost of Revenue
Products (a)	128.7	(0.3)	128.4	143.8	(0.3)	143.5
Services (a)	33.5	(0.5)	33.0	38.5	(0.4)	38.1

Total cost of revenue	162.2	(0.8)	161.4	182.3	(0.7)	181.6

Gross Profit	95.7	0.8	96.5	134.5	0.7	135.2

Gross profit as a percentage of revenue	37.1%	0.3%	37.4%	42.5%	0.2%	42.7%

Gross profit as a percentage of revenue - products	38.6%	0.2%	38.8%	44.2%	0.1%	44.3%
Gross profit as a percentage of revenue - services	30.5%	1.0%	31.5%	34.7%	0.7%	35.4%

Operating Expenses
Research and development (a)	66.9	(1.8)	65.1	79.5	(0.1)	79.4
Sales and marketing (a)	36.4	(0.9)	35.5	36.1	(0.6)	35.5
General and administrative (a)	21.1	(2.0)	19.1	17.6	(1.4)	16.2
Intangible asset amortization (b)	2.2	(2.2)	—	4.9	(4.9)	—
Restructuring and other charges (c), (d)	106.0	(106.0)	—	(0.2)	0.2	—

Total operating expenses	232.6	(112.9)	119.7	137.9	(6.8)	131.1

Operating (Loss) Earnings	(136.9)	113.7	(23.2)	(3.4)	7.5	4.1

Operating (loss) earnings as a percentage of revenue	-53.1%	44.1%	-9.0%	-1.1%	2.4%	1.3%

Other Income
Interest income, net	1.8	—	1.8	2.7	—	2.7
Other (expense) income, net (e)	(1.0)	—	(1.0)	(1.6)	0.4	(1.2)

Total other income	0.8	—	0.8	1.1	0.4	1.5

(Loss) Earnings Before Income Tax	(136.1)	113.7	(22.4)	(2.3)	7.9	5.6
Income tax (expense) benefit (f)	(3.7)	10.8	7.1	(2.6)	0.8	(1.8)

Net (Loss) Earnings	$(139.8)	$124.5	$(15.3)	$(4.9)	$8.7	$3.8

Weighted Average Shares Outstanding
Basic	365.7		365.7	365.3		365.3

Diluted	365.7		365.7	365.3		367.7

Net (Loss) Earnings Per Share
Basic	$(0.38)	$0.34	$(0.04)	$(0.01)	$0.02	$0.01

Diluted	$(0.38)	$0.34	$(0.04)	$(0.01)	$0.02	$0.01

(1)	Reconciliation of non-GAAP Adjustments

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

Footnotes to reconciliation of non-GAAP adjustments:

(a)	The adjustments to cost of revenue, research and development, sales and marketing, and general and administrative expenses reflect equity-based compensation expense. We exclude these measures when reviewing financial results and for business planning and performance management. We believe that the exclusion of equity-based compensation expense allows for more accurate comparisons of operating results to our peer companies. In addition, we believe this non-cash GAAP measure is not indicative of our fundamental operating performance.
(b)	We exclude amortization of intangible assets resulting from acquisitions to evaluate our continuing operational performance. The amortization of purchased intangible assets associated with acquisitions results in recording expense in our GAAP financial statements that were already expensed by the acquired company before the acquisition and for which we have not expended cash. We believe this non-cash GAAP measure is not indicative of our core operating performance. Accordingly, we analyze the performance of operations without regard to such expenses.
(c)	We exclude restructuring and other charges because we believe that they occur outside of the ordinary course of and are not related directly to the underlying performance of our fundamental business operations. We exclude these measures when reviewing financial results and for business planning and performance management. Although these events are reflected in our GAAP financials, these transactions may limit the comparability of our fundamental operations with prior and future periods.
(d)	In conjunction with the January 30, 2012 Restructuring Plan, we recorded $47.7 million of accelerated amortization for abandoned intangible assets in the first quarter of 2012 related to the mobile packet core technology. We believe this non-cash GAAP measure is not indicative of our core operating performance.
(e)	Other (expense) income, net includes charges to write down long term investments of $0.4 million in the fourth quarter of 2011. We exclude write downs and gains on sales of long term investments because we believe that they are not related directly to the underlying performance of our working capital assets.
(f)	We calculate a separate tax expense and effective tax rate for GAAP and for non-GAAP purposes. For non-GAAP purposes, we use a 32% effective tax rate which represents the projected, long term effective tax rate on non-GAAP pretax income.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no material changes in our critical accounting policies during the quarter.

Outlook

We expect second-quarter 2012 revenue to be up in a range from $280 million to $305 million. We expect non-GAAP gross margin to be 40%, plus or minus one or two points, depending on product mix. We expect second-quarter non-GAAP operating expenses to be in the $115 million range. If we execute our plan going forward, we expect to be profitable on a non-GAAP basis in the second quarter, and generate positive cash from operations.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q, including the statements under the caption “Outlook”, contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on current and available information at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “project,” “intend,” “likely,” “will,” “should,” “could,” “may,” “foreseeable,” “would” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: successful expansion into adjacent markets with new and existing products and platforms; new product acceptance and profitability; our ability to compete with larger suppliers that can provide end to end solutions; customer concentration; the impact of customer and vendor consolidation; overall negative economic conditions generally and disruptions in credit and capital markets, including specific impacts of these conditions on the telecommunications industry; financial condition of telecommunications service providers, equipment vendors and contract manufacturers, including the impact of any bankruptcies; availability of components and critical manufacturing equipment and capacity; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; initiatives to improve profitability that may have financial consequences, including further restructuring charges and the ability to realize anticipated savings under such cost-reduction initiatives; exiting businesses and product areas; impairment charges and other cost cutting initiatives and related charges and costs; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; foreign economic conditions, including currency rate fluctuations; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies; charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of our most recently filed Form 10-K. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors are advised not to rely on these forward-looking statements when making investment decisions. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the risk factors, financial statements and related notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 30, 2012, there were no material changes to the market risks disclosure, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 30, 2011.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as of March 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 12, Contingencies – Legal Proceedings to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 30, 2011. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no other material changes to the risk factors included in our Annual Report for the year ended December 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) [1]
12/31/11 through 2/3/12	2,651	$4.20	2,651	$224.6
2/4/12 through 3/2/12	936	$3.95	936	$224.6
3/3/12 through 3/30/12	98	$4.00	98	$224.6

Total	3,685	$4.13	3,685

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

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock. We purchased four thousand shares for $15 thousand in the first quarter of 2012 under this program.

As of March 30, 2012, we purchased 56.6 million shares of our common stock under the $600 million repurchase program at a total cost of $375.4 million, leaving $224.6 million available to be purchased under this program. We did not purchase any shares under this program in the first quarter of 2012. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 0.5 million shares for $1.8 million in the first quarter of 2012 to cover minimum withholding taxes on shares issued under employee stock plans.

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

May 2, 2012
(Date)