Form 10-Q/A
period 2011-07-01
TELLABS INC
filed 2012-07-27
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q for the quarterly period ended July 1, 2011, amends the Quarterly Report on Form 10-Q/A Amendment No. 1 filed with the SEC on December 5, 2011. The filing agent inadvertently used the XBRL interactive data file for Amendment No. 1 on Form 10-Q/A for the quarterly period ended September 30, 2011, instead of the XBRL interactive data file for Amendment No. 1 on Form 10-Q/A for the quarterly period ended July 1, 2011, when uploading the file. No changes have been made to Amendment No. 1 on Form 10-Q/A, only the XBRL interactive data filed in conjunction with this Amendment No. 2.

This Amendment No. 2 continues to speak as of the date of the filing of the original Quarterly Report on Form 10-Q/A Amendment No. 1, and we have not updated the disclosures contained herein to reflect any events that occurred at a later date. Accordingly, this Amendment No. 2 should be read in conjunction with other subsequent filings we have made with the SEC since the date thereof.

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

July 26, 2012
(Date)