Form 10-Q/A
period 2011-09-30
TELLABS INC
filed 2012-07-27
CIK 317771

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q for the quarterly period ended September 30, 2011, amends the Quarterly Report on Form 10-Q/A Amendment No. 1 filed with the SEC on December 5, 2011. The filing agent inadvertently used the XBRL interactive data file for Amendment No. 1 on Form 10-Q/A for the quarterly period ended July 1, 2011, instead of the XBRL interactive data file for Amendment No. 1 on Form 10-Q/A for the quarterly period ended September 30, 2011, when uploading the file. No changes have been made to Amendment No. 1 on Form 10-Q/A, only the XBRL interactive data filed in conjunction with this Amendment No. 2.

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