Form 10-Q
period 2012-06-29
TELLABS INC
filed 2012-08-06
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

Common Shares, $0.01 Par Value – 367,361,127 shares outstanding on July 27, 2012.

TELLABS, INC.

PART I . FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

	Second Quarter		Six Months
	6/29/12	7/1/11	6/29/12	7/1/11
In millions, except per-share data
Revenue
Products	$237.4	$259.5	$447.1	$531.9
Services	50.7	57.2	98.9	107.2

Total revenue	288.1	316.7	546.0	639.1

Cost of Revenue
Products	140.0	165.3	268.7	324.8
Services	33.9	36.2	67.4	76.8

Total cost of revenue	173.9	201.5	336.1	401.6

Gross Profit	114.2	115.2	209.9	237.5

Gross profit as a percentage of revenue	39.6%	36.4%	38.4%	37.2%

Gross profit as a percentage of revenue – products	41.0%	36.3%	39.9%	38.9%
Gross profit as a percentage of revenue – services	33.1%	36.7%	31.9%	28.4%

Operating Expenses
Research and development	58.8	83.5	125.7	163.8
Sales and marketing	32.2	40.8	68.6	85.5
General and administrative	19.7	21.0	40.8	44.7
Intangible asset amortization	1.0	5.1	3.2	10.3
Restructuring and other charges	0.9	—	106.9	1.0

Total operating expenses	112.6	150.4	345.2	305.3

Operating Earnings (Loss)	1.6	(35.2)	(135.3)	(67.8)

Operating earnings (loss) as a percentage of revenue	0.6%	-11.1%	-24.8%	-10.6%

Other Income
Interest income, net	1.6	3.1	3.4	6.4
Other expense, net	(1.1)	(1.1)	(2.1)	(1.7)

Total other income	0.5	2.0	1.3	4.7

Earnings (Loss) Before Income Tax	2.1	(33.2)	(134.0)	(63.1)
Income tax (expense) benefit	(6.8)	3.9	(10.5)	9.7

Net Loss	$(4.7)	$(29.3)	$(144.5)	$(53.4)

Weighted Average Shares Outstanding
Basic	367.1	364.6	366.4	363.8

Diluted	367.1	364.6	366.4	363.8

Net Loss Per Share
Basic	$(0.01)	$(0.08)	$(0.39)	$(0.15)

Diluted	$(0.01)	$(0.08)	$(0.39)	$(0.15)

Comprehensive Loss	$(35.8)	$(16.5)	$(162.9)	$(15.1)

Cash Dividends Per Share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	6/29/12	12/30/11
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$166.5	$132.7
Investments in marketable securities	771.2	843.9

Total cash, cash equivalents and marketable securities	937.7	976.6

Other marketable securities	181.3	190.9
Accounts receivable, net of allowances of $1.3 and $1.3	277.4	317.6
Inventories
Raw materials	39.5	33.7
Finished goods	84.1	110.3

Total inventories	123.6	144.0
Income taxes	25.5	27.9
Miscellaneous receivables and other current assets	35.3	39.8

Total Current Assets	1,580.8	1,696.8

Property, Plant and Equipment
Land	19.8	20.0
Buildings and improvements	188.5	197.4
Equipment	404.7	446.9

Total property, plant and equipment	613.0	664.3
Accumulated depreciation	(383.4)	(390.8)

Property, plant and equipment, net	229.6	273.5
Goodwill	121.9	122.0
Intangible Assets, Net of Amortization	6.5	57.1
Other Assets	94.4	98.6

Total Assets	$2,033.2	$2,248.0

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$73.0	$97.1
Accrued compensation	42.2	46.3
Restructuring and other charges	16.2	13.0
Income taxes	60.5	63.5
Loan related to other marketable securities	181.3	190.9
Deferred revenue	34.0	40.8
Other accrued liabilities	78.5	78.4

Total Current Liabilities	485.7	530.0

Long-Term Restructuring Liabilities	5.7	4.7
Income Taxes	20.6	21.2
Other Long-Term Liabilities	46.7	47.4

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 508,071,837 and 505,238,503 shares issued	5.1	5.1
Additional paid-in capital	1,582.7	1,572.4
Treasury stock, at cost: 141,026,970 and 140,250,476 shares	(1,230.2)	(1,227.2)
Retained earnings	1,045.5	1,204.6
Accumulated other comprehensive income	71.4	89.8

Total Stockholders’ Equity	1,474.5	1,644.7

Total Liabilities and Stockholders’ Equity	$2,033.2	$2,248.0

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	6/29/12	7/1/11
In millions
Operating Activities
Net loss	$(144.5)	$(53.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26.6	38.6
Loss on disposal of property, plant and equipment	0.8	0.1
Equity-based compensation	10.4	15.6
Deferred income taxes	(0.1)	(2.8)
Restructuring and other charges	106.9	1.0
Net loss on investments in marketable securities	—	0.4
Other-than-temporary impairment charges on investments	—	1.2
Excess tax benefits from equity-based compensation	—	(0.2)
Net changes in assets and liabilities:
Accounts receivable	33.8	12.2
Inventories	18.3	1.7
Miscellaneous receivables and other current assets	6.4	(5.2)
Other assets	(0.8)	(0.9)
Accounts payable	(22.8)	(18.2)
Restructuring and other charges	(26.6)	(5.5)
Deferred revenue	(6.1)	38.1
Other accrued liabilities	(6.1)	(67.9)
Income taxes	(1.2)	(11.7)
Other long-term liabilities	(0.6)	3.6

Net Cash Used for Operating Activities	(5.6)	(53.3)

Investing Activities
Capital expenditures	(9.9)	(32.1)
Payments for purchases of investments	(232.0)	(384.9)
Proceeds from sales and maturities of investments	303.2	485.1

Net Cash Provided by Investing Activities	61.3	68.1

Financing Activities
Proceeds from short-term borrowings	—	1.3
Payments of short-term borrowings	—	(1.3)
Proceeds from issuance of common stock under stock plans	—	0.5
Repurchase of common stock	(3.0)	(4.8)
Excess tax benefits from equity-based compensation	—	0.2
Dividends paid	(14.6)	(14.5)

Net Cash Used for Financing Activities	(17.6)	(18.6)

Effect of Exchange Rate Changes on Cash	(4.3)	8.6

Net Increase in Cash and Cash Equivalents	33.8	4.8
Cash and Cash Equivalents – Beginning of Year	132.7	208.8

Cash and Cash Equivalents – End of Period	$166.5	$213.6

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

The segment disclosures in this Form 10-Q reflect our new reporting segments. See Note 11, Segment Information, for a more detailed discussion and explanation of the change.

We record revenue net of any sales-related taxes that are imposed on a sale to our customers regardless of whether or not we bill the customer for such tax. We believe this approach results in financial statements that are more easily understood by investors. We recorded a $3.2 million reduction to revenue in the second quarter of 2012, attributable to prior periods’ taxes on sales transactions involving deployment services in a foreign jurisdiction. The impact of this prior period adjustment on net loss was $3.2 million and $0.01 per share for the second quarter of 2012, and $2.9 million and $0.01 per share for the first six months of 2012.

2. Restructuring and Other Charges

On January 30, 2012, management initiated a restructuring plan that aligns expenses with revenue. Tellabs is stopping new development on the Tellabs® SMARTCORE 9100 series for mobile packet core and consolidating research and development into fewer locations. The pretax charges for this plan will consist of $21 million for severance-related charges of approximately 490 employees, $37 million for facility- and asset-related charges and $48 million for the accelerated amortization for abandoned intangible assets. Restructuring expense for this plan for the second quarter of 2012 was $0.8 million, which consists of a reduction of $1.6 million for severance-related charges and a $2.4 million charge for facility- and asset-related charges. Restructuring expense for this plan for the first six months of 2012 was $105.3 million, which consists of $21.3 million for severance-related charges, $35.1 million for facility- and asset-related charges, $47.7 million for the accelerated amortization of abandoned intangible assets, and $1.2 million for other obligations. By segment, total charges to date under this plan are $4.0 million for Optical, $98.2 million for Data, $1.3 million for Access, and $1.8 million for Services. Estimated cash payments under this plan are expected to be $29.6 million through 2017. Other than the cash payments, actions under this plan are expected to be substantially completed by the end of the first quarter of 2013.

On July 25, 2011, management initiated a restructuring plan to align our cost structure to business conditions at that time. Restructuring expense for this plan for the second quarter of 2012 was $0.1 million, which consists of a reduction of $0.4 million for severance-related charges and a $0.5 million charge for facility- and asset-related charges. Restructuring expense for this plan for the first six months of 2012 was $1.7 million, which consists of $0.9 million for severance-related charges and $0.8 million for facility- and asset-related charges. Cumulative restructuring charges for this plan are $21.4 million, which consists of $15.4 million for severance-related charges, $5.4 million for facility- and asset-related charges, and $0.6 million for other obligations. By segment, total charges to date under this plan are $8.4 million for Optical, $7.3 million for Data, $1.7 million for Access and $4.0 million for Services. Estimated cash payments under this plan are expected to be $18.5 million through the third quarter of 2014. Other than the cash payments, restructuring actions under this plan were substantially completed in the second quarter of 2012.

A net restructuring credit for previous restructuring plans for the first six months of 2012 was $0.1 million for severance-related charges.

The balance for restructuring plans relates to net lease obligations that expire through 2017 and cash severance that we expect to pay through the first quarter of 2014.

The following table summarizes restructuring and other charges recorded for the plans mentioned above, as well as adjustments to reserves recorded for prior restructurings:

	Second Quarter		Six Months
	6/29/12	7/1/11	6/29/12	7/1/11
Severance and other termination benefits	$(2.0)	$—	$22.1	$1.2
Facility and other exit costs	2.9	—	35.9	(0.2)
Accelerated amortization of intangible assets	—	—	47.7	—
Other obligations	—	—	1.2	—

Total restructuring and other charges	$0.9	$—	$106.9	$1.0

The following table summarizes restructuring and other charges activity by segment for the second quarter and the first six months of 2012 and the status of the reserves at June 29, 2012:

		Second Quarter Activity
	Balance at 3/30/12	Restructuring Expense	Cash Payments	Other Activities[1]	Balance at 6/29/12
2012 Restructuring Plan
Optical	$3.0	$(0.3)	$(0.7)	$(0.1)	$1.9
Data	16.7	1.9	(7.5)	(2.4)	8.7
Access	1.1	(0.1)	(0.2)	—	0.8
Services	2.0	(0.7)	(0.6)	—	0.7

Subtotal 2012 Restructuring Plan	22.8	0.8	(9.0)	(2.5)	12.1

2011 Restructuring Plan
Optical	2.8	1.5	(1.8)	(0.5)	2.0
Data	4.2	—	(1.3)	(0.1)	2.8
Access	0.9	(0.1)	(0.3)	—	0.5
Services	1.7	(1.3)	0.1	—	0.5

Subtotal 2011 Restructuring Plan	9.6	0.1	(3.3)	(0.6)	5.8

Previous Restructuring Plans
Optical	0.3	—	(0.1)	—	0.2
Data	1.7	—	(0.2)	—	1.5
Access	2.3	—	(0.1)	—	2.2
Services	0.1	—	—	—	0.1

Subtotal Previous Restructuring Plans	4.4	—	(0.4)	—	4.0

Total Restructuring Plans	$36.8	$0.9	$(12.7)	$(3.1)	$21.9

		Six Months Activity
	Balance at 12/30/11	Restructuring Expense	Cash Payments	Other Activities[1]	Balance at 6/29/12
2012 Restructuring Plan
Optical	$—	$4.0	$(1.2)	$(0.9)	$1.9
Data	—	98.2	(15.2)	(74.3)	8.7
Access	—	1.3	(0.4)	(0.1)	0.8
Services	—	1.8	(1.1)	—	0.7

Subtotal 2012 Restructuring Plan	—	105.3	(17.9)	(75.3)	12.1

2011 Restructuring Plan
Optical	4.4	1.6	(3.4)	(0.6)	2.0
Data	5.5	—	(2.5)	(0.2)	2.8
Access	1.1	—	(0.6)	—	0.5
Services	1.6	0.1	(1.2)	—	0.5

Subtotal 2011 Restructuring Plan	12.6	1.7	(7.7)	(0.8)	5.8

Previous Restructuring Plans
Optical	0.4	(0.1)	(0.1)	—	0.2
Data	1.9	—	(0.4)	—	1.5
Access	2.6	—	(0.4)	—	2.2
Services	0.2	—	(0.1)	—	0.1

Subtotal Previous Restructuring Plans	5.1	(0.1)	(1.0)	—	4.0

Total Restructuring Plans	$17.7	$106.9	$(26.6)	$(76.1)	$21.9

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

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	6/29/12
	Gross Assets	Accumulated Amortization	Net
Developed technology	$147.6	$(147.3)	$0.3
Customer relationships	30.9	(24.7)	6.2

Total	$178.5	$(172.0)	$6.5

	12/30/11
	Gross Assets	Accumulated Amortization	Net
Developed technology	$212.8	$(169.1)	$43.7
Customer relationships	35.2	(23.7)	11.5
Trade names/trademarks	0.2	(0.2)	—
Leasehold improvements	(2.7)	2.3	(0.4)
Non-compete arrangements	13.1	(10.8)	2.3

Total	$258.6	$(201.5)	$57.1

The estimated future amortization expense of intangible assets subject to amortization as of June 29, 2012 follows:

2012 (remaining six months)	$2.1
2013	$4.2
2014	$0.1
2015	$0.1

4. Fair Value Measurements

We measure certain financial assets and liabilities at fair value on a recurring basis, and certain non-financial assets and liabilities on a nonrecurring basis. Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, marketable securities and derivatives. The carrying value of the cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value because of their short-term nature. We determine the fair value of marketable securities and derivatives based on observable inputs such as quoted prices in active markets, or other than quoted prices in active markets, that are observable either directly or indirectly.

Fair value is measured as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Observable inputs, such as quoted prices in active markets;

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Marketable Securities

We use a third-party provider to determine fair values of marketable securities. The third-party provider receives market prices for each marketable security from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources with reasonable levels of price transparency. The third-party provider uses these multiple prices as inputs into a pricing model to determine a weighted average price for each security. Tellabs management compares the third-party pricing with pricing from outside investment managers and other market sources to ensure the third-party pricing is reasonable. We classify U.S. Treasury bills and bonds as Level 1 based upon quoted prices in active markets. All other marketable securities are classified as Level 2 based upon the other than quoted prices with observable market data. The type of instruments valued based upon the observable market data include Federal Deposit Insurance Corporation (FDIC)-backed corporate debt obligations, investment grade corporate bonds, mortgaged backed debt obligations guaranteed by the Government National Mortgage Association (GNMA), certain FDIC-backed bank certificates of deposit, foreign government debt obligations and foreign corporate debt obligations.

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

Assets and liabilities measured at fair value on a recurring basis are:

		Fair Value Measurements at June 29, 2012
	Balance at 6/29/12	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$158.7	$158.7	$—	$—
Corporate debt obligations guaranteed by FDIC	20.3	—	20.3	—
Corporate debt obligations	191.4	—	191.4	—
Mortgaged backed debt obligations guaranteed by GNMA	90.0	—	90.0	—
Certificates of deposit guaranteed by FDIC	1.2	—	1.2	—
Foreign government debt obligations	194.5	—	194.5	—
Foreign corporate debt obligations	115.1	—	115.1	—

Subtotal	771.2	158.7	612.5	—
Other marketable securities	181.3	181.3	—	—
Derivative financial instruments	0.4	—	0.4	—

Total Assets	$952.9	$340.0	$612.9	$—

Liabilities
Loan related to other marketable securities	$181.3	$181.3	$—	$—
Derivative financial instruments	0.5	—	0.5	—

Total Liabilities	$181.8	$181.3	$0.5	$—

		Fair Value Measurements at December 30, 2011
	Balance at 12/30/11	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$195.7	$195.7	$—	$—
Corporate debt obligations guaranteed by FDIC	66.8	—	66.8	—
Corporate debt obligations	201.5	—	201.5	—
Mortgaged backed debt obligations guaranteed by GNMA	91.2	—	91.2	—
Certificates of deposit guaranteed by FDIC	1.5	—	1.5	—
Foreign government debt obligations	223.0	—	223.0	—
Foreign corporate debt obligations	64.2	—	64.2	—

Subtotal	843.9	195.7	648.2	—
Other marketable securities	190.9	190.9	—	—
Derivative financial instruments	0.2	—	0.2	—

Total Assets	$1,035.0	$386.6	$648.4	$—

Liabilities
Loan related to other marketable securities	$190.9	$190.9	$—	$—
Derivative financial instruments	0.2	—	0.2	—

Total Liabilities	$191.1	$190.9	$0.2	$—

5. Investments

We account for investments in marketable securities at fair value, with the unrealized gain or loss, less deferred income taxes, included in Other comprehensive loss and shown as a separate component of stockholders’ equity. We base realized gains and losses on specific identification of the security sold. At June 29, 2012, and December 30, 2011, available-for-sale marketable securities consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
June 29, 2012
U.S. government debt obligations	$158.4	$0.4	$(0.1)	$158.7
Corporate debt obligations guaranteed by FDIC	20.2	0.1	—	20.3
Corporate debt obligations	190.4	1.2	(0.2)	191.4
Mortgaged backed debt obligations guaranteed by GNMA	89.6	0.6	(0.2)	90.0
Certificates of deposit guaranteed by FDIC	1.2	—	—	1.2
Foreign government debt obligations	192.7	1.9	(0.1)	194.5
Foreign corporate debt obligations	114.7	0.5	(0.1)	115.1

Total	$767.2	$4.7	$(0.7)	$771.2

December 30, 2011
U.S. government debt obligations	$195.2	$0.5	$—	$195.7
Corporate debt obligations guaranteed by FDIC	66.6	0.2	—	66.8
Corporate debt obligations	201.4	0.8	(0.7)	201.5
Mortgaged backed debt obligations guaranteed by GNMA	90.9	0.4	(0.1)	91.2
Certificates of deposit guaranteed by FDIC	1.5	—	—	1.5
Foreign government debt obligations	221.5	1.5	—	223.0
Foreign corporate debt obligations	64.1	0.2	(0.1)	64.2

Total	$841.2	$3.6	$(0.9)	$843.9

The following table summarizes the maturities of our available-for-sale marketable securities at June 29, 2012:

	Amortized Cost	Fair Value
Less than 12 months	$188.0	$188.3
Due in 1 to 5 years	489.7	492.9
Due after 5 years	89.5	90.0

Total	$767.2	$771.2

Gross unrealized gains and losses related to fixed-income securities were caused by interest rate fluctuations. We review investments held with unrealized losses to determine if the loss is other-than-temporary. We evaluated near-term prospects of the security in relation to the severity and duration of the unrealized loss. We also assessed our intent to sell the security, whether it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover its entire amortized cost basis. Based on our review, we do not intend to sell these securities and believe that they will recover their entire amortized cost basis; therefore, we do not consider these investments to be other-than-temporarily impaired at June 29, 2012. No other-than-temporary impairments were recorded in the second quarter or six months of 2012.

Investments in marketable securities with unrealized losses at June 29, 2012, and December 30, 2011, were as follows:

	Unrealized Loss Less than 12 months		Unrealized Loss Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 29, 2012
U.S. government debt obligations	$46.2	$(0.1)	$—	$—	$46.2	$(0.1)
Corporate debt obligations	46.3	(0.2)	—	—	46.3	(0.2)
Mortgaged backed debt obligations guaranteed by GNMA	37.1	(0.2)	—	—	37.1	(0.2)
Foreign government debt obligations	49.1	(0.1)	—	—	49.1	(0.1)
Foreign corporate debt obligations	32.6	(0.1)	—	—	32.6	(0.1)

Total	$211.3	$(0.7)	$—	$—	$211.3	$(0.7)

December 30, 2011
Corporate debt obligations	$81.0	$(0.7)	$—	$—	$81.0	$(0.7)
Mortgaged backed debt obligations guaranteed by GNMA	31.4	(0.1)	—	—	31.4	(0.1)
Foreign corporate debt obligations	24.1	(0.1)	—	—	24.1	(0.1)

Total	$136.5	$(0.9)	$—	$—	$136.5	$(0.9)

The following table presents gross realized gains and losses related to fixed income investments for the three months and six months ending June 29, 2012, and July 1, 2011:

	Second Quarter		Six Months
	6/29/12	7/1/11	6/29/12	7/1/11
Gross realized gains	$0.2	$1.0	$0.5	$1.4
Gross realized losses	(0.2)	(1.3)	(0.5)	(1.8)

Total	$—	$(0.3)	$—	$(0.4)

As a result of the acquisition of Advanced Fibre Communications, Inc. (AFC) in 2004, we acquired 10.6 million shares of Cisco common stock, shown as Other marketable securities in Current Assets. AFC owned this stock as a result of its investment in privately held Cerent Corporation, which was acquired by Cisco in 1999, through the exchange of AFC’s ownership in Cerent Corporation for Cisco stock. In 2000, AFC entered into two three-year hedge contracts, pledging all of the Cisco stock to secure the obligations under the contracts and recognizing unrealized gains in their financial statements. When the hedge contracts matured in 2003, AFC entered into stock loan agreements with a lender, borrowing 10.6 million shares of Cisco stock to settle the hedge contracts. As a result, AFC received cash proceeds for which a significant portion of the net gains were deferred for income tax purposes, and a deferred tax liability was established. Since the same number of shares was borrowed, AFC’s net position in Cisco was reduced to zero, eliminating any market risk exposure. This structure is maintained to preserve the deferral of a potentially significant sum of cash tax payments. In the future, however, we may settle all or a portion of this arrangement to the extent we are able to minimize any adverse impact to our cash balance and/or tax provision.

The deferred tax liability was $195.2 million as of June 29, 2012, and December 30, 2011, and is netted against other tax items in Income Taxes in the current liabilities section of our Consolidated Balance Sheets. The aggregate amount of the fair values of those stock loans is reflected as a current liability on the balance sheets as of June 29, 2012 and December 30, 2011. The values of both the asset and liability move in tandem with each other since each is based on the number of shares we hold at the current stock price. At June 29, 2012, Other marketable securities and Loan related to other marketable securities was $181.3 million at a market price of $17.17 per share and $190.9 million at a market price of $18.08 per share at December 30, 2011. The fees associated with the stock loan agreement were $0.3 million in the second quarter of 2012 and 2011, and $0.6 million in the first six months of 2012 and 2011.

In addition to the above investments, we maintain investments in partnerships and start-up technology companies. We record these investments in Other Assets, at cost. These investments totaled $2.7 million at June 29, 2012, and $3.2 million at December 30, 2011. We review each investment quarterly, including historical and projected financial performance, expected cash needs and recent funding events. We recognize other-than-temporary impairments if the market value of the investment is below its cost basis for an extended period of time or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. No other-than-temporary impairments were recorded in the second quarters and first six months of 2012 and 2011.

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

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income. These derivative contracts are not designated as hedges. At June 29, 2012, we held non-designated foreign currency forward contracts in 14 currencies, with a gross notional equivalent of $212.3 million.

Net Investment Hedges

We entered into three-month foreign currency forward contracts and a three-month foreign currency collar contract, designated as net investment hedges, to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts, less applicable deferred income taxes are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment in the foreign subsidiary. We conduct monthly effectiveness tests of net investment hedges on a spot-to-spot basis, excluding forward points, and any measurement of ineffectiveness is recorded in income. As of June 29, 2012, we had a net unrealized gain of $21.2 million in Accumulated other comprehensive income related to settled contracts. We held net investment hedges with a notional value of 200 million Euros at the end of the quarter.

The fair value of derivative instruments in the Consolidated Balance Sheet as of June 29, 2012, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Net investment hedges	$0.1	$—
Balance sheet hedges (Non-designated hedges)	0.3	0.5

Total derivatives	$0.4	$0.5

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 30, 2011, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Net investment hedges	$0.1	$—
Balance sheet hedges (Non-designated hedges)	0.1	0.2

Total derivatives	$0.2	$0.2

The effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Operations and Comprehensive Loss follows:

	Second Quarter
	Gain (Loss) Recognized in Accumulated OCI, net (Effective Portion)		Gain (Loss) Recognized in Other Expense, net: Excluded from Effectiveness testing
	6/29/12	7/1/11	6/29/12	7/1/11
Net investment hedges	$6.7	$(2.7)	$0.1	$(0.2)

	Six Months
	Gain (Loss) Recognized in Accumulated OCI, net (Effective Portion)		Gain (Loss) Recognized in Other Expense, net: Excluded from Effectiveness testing
	6/29/12	7/1/11	6/29/12	7/1/11
Net investment hedges	$2.5	$(10.0)	$0.2	$(0.3)

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations and Comprehensive Loss follows:

	Second Quarter		Six Months
	(Loss) Gain Recognized in Other Expense, net [1]		(Loss) Gain Recognized in Other Expense, net [1]
	6/29/12	7/1/11	6/29/12	7/1/11
Foreign currency forward and option contracts	$(2.0)	$2.1	$(0.6)	$6.5

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

We classify the portion of warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Product warranty liabilities are as follows:

	Second Quarter		Six Months
	6/29/12	7/1/11	6/29/12	7/1/11
Balance – beginning of period	$17.3	$21.2	$17.0	$19.4
Accruals for product warranties	1.0	2.1	2.9	4.9
Settlements	(1.3)	(1.9)	(2.2)	(2.3)
Other adjustments to accruals for product warranties	(0.7)	(1.4)	(1.4)	(2.0)

Balance – end of period	$16.3	$20.0	$16.3	$20.0

	Balance at 6/29/12	Balance at 7/1/11
Balance sheet classification - end of period
Other accrued liabilities	$7.4	$8.7
Other long-term liabilities	8.9	11.3

Total product warranty liabilities	$16.3	$20.0

8. Equity-Based Compensation

The Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan (2004 Plan) provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units (PSUs). Equity-based grants vest over one to four years, with the majority vesting over a three-year period. We recognize compensation expense for stock options, restricted stock and PSUs over the service period based on the fair value on the grant date. Stock options and SARs granted but unexercised expire 10 years from the grant date. Stockholders previously approved 53,889,977 shares for grant under the 2004 Plan, of which 17,451,007 remain available for grant at June 29, 2012.

Stock Options

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	6/29/12	7/1/11
Expected volatility	43.3%	46.4%
Risk-free interest rate	0.9%	2.2%
Expected term (in years)	5.3	5.3
Expected dividend yield	2.0%	1.5%

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

The following is a summary of stock option activity during 2012 as of June 29, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding – beginning of year	20,719,482	$7.68
Granted	2,099,707	$3.95
Exercised	(110,577)	$0.32
Forfeited/expired	(1,667,813)	$8.21

Outstanding – end of period	21,040,799	$7.31	3.8	$0.2

Exercisable – end of period	17,111,853	$7.86	2.8	$0.2
Shares vested or expected to vest	20,687,345	$7.35	3.7	$0.2

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of June 29, 2012, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the second quarter of 2012 was $0.2 million.

The weighted average fair value of stock options granted during the first six months of 2012 was $1.29.

Cash-Settled Stock Appreciation Rights

The 2004 Plan provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the 2004 Plan. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (the market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. There were no cash payments during the first half of 2012 and 2011.

The following is a summary of cash-settled SARs activity during 2012 as of June 29, 2012:

	Shares	Weighted Average Exercise Price
Outstanding – beginning of year	492,131	$6.81
Granted	16,200	$3.98
Forfeited/expired	(31,822)	$7.37

Outstanding – end of period	476,509	$6.67

Restricted Stock

The fair market value of restricted stock vested was $7.9 million in the first half of 2012. The weighted average grant date fair value of restricted stock was $3.95 per share in the first six months of 2012 and $5.37 per share in the first six months of 2011.

The following is a summary of restricted stock activity during 2012 as of June 29, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	4,854,587	$6.29
Granted	2,304,298	$3.95
Vested	(2,042,116)	$6.25
Forfeited	(1,028,297)	$6.52

Non-vested – end of period	4,088,472	$4.93

Performance Stock Units

The 2004 Plan provides for the granting of PSUs. We granted 1,962,549 PSUs in the first six months of 2012 and 1,640,832 PSUs in the first six months of 2011. The PSUs granted in the first six months of 2012 entitle the recipients to receive shares of our common stock commencing in the first quarter of 2013, contingent on the achievement of operating earnings targets and strategic goals for the 2012 fiscal year. Following achievement of these measures and subject to continued employment, one-third of such shares will be issued in annual installments beginning in the first quarter of 2013. At maximum target performance, we will issue two shares for each PSU granted. The weighted average fair value of PSUs granted in the first six months of 2012 was $3.98 per share and the weighted average fair value of PSUs granted in the first six months of 2011 was $5.40 per share.

The PSUs granted in 2011 entitle the recipients to receive shares of our common stock commencing in the first quarter of 2012, contingent on the achievement of strategic goals for 2011. Performance was based upon achieving market share and market penetration gains, product development achievement, and a customer service objective with respect to strategic goals. Under the executive plan, 50% of the PSUs were earned and 0.50 shares for each PSU will be paid out, subject to continued employment. We issued one-third (99,420 shares) of the total shares in the first quarter of 2012 and generally, one-third of such shares will be issued in annual installments in the first quarter of 2013 and the first quarter of 2014. Since 2011 minimum strategic goals were not met for the mobile internet plan, none of the PSUs were earned, no expense was incurred, and no amounts will be paid out with respect to them.

The following is a summary of PSU activity during 2012 as of June 29, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	2,269,410	$5.51
Granted	1,962,549	$3.98
Vested	(734,185)	$5.15
Forfeited	(1,191,681)	$5.31

Non-vested – end of period	2,306,093	$4.43

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, SARs, restricted stock, and PSUs by line item on the Statements of Operations and Comprehensive Loss:

	Second Quarter		Six Months
	6/29/12	7/1/11	6/29/12	7/1/11
Cost of revenue – products	$0.2	$0.5	$0.6	$1.0
Cost of revenue – services	0.4	0.6	0.9	1.2
Research and development	1.4	3.1	3.2	5.6
Sales and marketing	0.8	1.3	1.7	2.6
General and administrative	2.0	2.5	4.0	5.2

Equity-based compensation expense before income taxes	4.8	8.0	10.4	15.6
Income tax benefit	(0.1)	(1.2)	(0.2)	(2.6)

Total equity-based compensation expense after income taxes	$4.7	$6.8	$10.2	$13.0

The following table sets forth the total equity-based compensation expense by type:

	Second Quarter		Six Months
	6/29/12	7/1/11	6/29/12	7/1/11
Stock options	$0.9	$1.3	$2.0	$2.6
Cash-settled SARs	(0.2)	(0.1)	(0.1)	(0.2)
Restricted stock	2.4	5.4	5.8	9.8
Performance stock units	1.7	1.4	2.7	3.4

Total	$4.8	$8.0	$10.4	$15.6

As of June 29, 2012, we had $26.1 million of unrecognized equity-based compensation cost that we expect to recognize over a weighted average period of 1.8 years.

9. Income Taxes

We recorded tax expense of $6.8 million in the second quarter and $10.5 million in the first six months of 2012. Our tax expense results in an effective tax rate above the federal statutory rate of 35% because we are unable to recognize tax benefits on domestic losses due to the valuation allowance maintained against domestic deferred tax assets, combined with tax expense on income from foreign operations. We expect to continue to maintain a valuation allowance against domestic and certain non-U.S. deferred tax assets until a sufficient level of profitability is attained.

10. Comprehensive Loss

Comprehensive loss for the second quarter and the first six months of 2012 and 2011 consists of the following:

	Second Quarter		Six Months
	6/29/12	7/1/11	6/29/12	7/1/11
Net loss	$(4.7)	$(29.3)	$(144.5)	$(53.4)
Net change in unrealized gains (losses) related to:
Available-for-sale securities, net of tax	(0.2)	2.4	0.9	(0.6)
Net investment hedges, net of tax	6.7	(2.7)	2.6	(10.0)
Foreign currency translation adjustments	(37.6)	13.1	(21.9)	48.9

Comprehensive loss	$(35.8)	$(16.5)	$(162.9)	$(15.1)

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

Accumulated other comprehensive income (net of tax) for the first six months of 2012 consists of the following:

	Unrealized Net Gain (Loss) on Available-for- Sale Securities	Net Investment Hedges	Foreign Currency Translation Adjustments	Unrecognized Prior Service Cost	Unrecognized Net Gain on Retiree Medical Plan	Accumulated Other Comprehensive Income
Balance at December 30, 2011	$1.9	$18.6	$67.5	$(0.2)	$2.0	$89.8
Pretax activity, net	1.2	4.1	(21.9)	—	—	(16.6)
Tax effect	(0.3)	(1.5)	—	—	—	(1.8)

Balance at June 29, 2012	$2.8	$21.2	$45.6	$(0.2)	$2.0	$71.4

11. Segment Information

Prior to the second quarter of 2012, we reported results of operations for three reporting segments: Broadband, Transport, and Services. As a result of strategy changes and internal reorganizations at the beginning of the second quarter of 2012, we are focusing on the growth markets of Packet Optical (primarily our optical portfolio) and Mobile Backhaul (primarily our data portfolio) in addition to the on-going Access and Services businesses. With these strategic adjustments, we changed our reporting segments accordingly. Therefore, beginning with the second quarter of 2012, we have reported in the following four segments: Optical, Data, Access and Services (the Services segment is unchanged).

Optical segment products are primarily used to manage large volumes of telecommunication traffic in metro areas. The Optical segment includes the Tellabs® 7000 series of optical transport systems, as well as the Tellabs® 5000 and 6300 series of transport systems equipped with optical interfaces.

Data segment products are primarily used in mobile backhaul applications, and for business services and various edge routing applications. The Data segment includes the packet-switched Tellabs® 8600 Managed Edge System, the Tellabs® 8800 Multiservice Router Series, and Tellabs® 9200 Content-Aware Router Series, as well as the Tellabs® 8100 Managed Access System.

Access segment products are primarily used to enable service providers to bundle Internet, video, and voice over high-speed fiber-based networks and in Optical LAN applications. The Access segment includes the Tellabs® 1000 and 1100 Multi-service Access systems, and the Tellabs® 1600 Optical Network Terminals.

The Services segment includes services that support all phases of the network: planning, building and operating. The Services segment includes deployment, support, training and professional services for customers of the Optical, Data and Access segments.

We define segment profit (loss) as gross profit less research and development expenses. Segment profit (loss) excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, the intangible asset impairment charge and the impact of equity-based compensation.

Consolidated revenue by segment follows:

	Second Quarter		Six Months
	6/29/12	7/1/11	6/29/12	7/1/11
Optical	$122.4	$127.5	$226.8	$248.4
Data	77.7	92.2	147.1	203.6
Access	37.3	39.8	73.2	79.9
Services	50.7	57.2	98.9	107.2

Total	$288.1	$316.7	$546.0	$639.1

Segment profit (loss) and reconciliation to operating earnings (loss) by segment follows:

	Second Quarter		Six Months
	6/29/12	7/1/11	6/29/12	7/1/11
Optical	$29.0	$21.1	$43.8	$46.5
Data	5.4	(15.0)	0.4	(15.8)
Access	6.0	8.3	12.4	19.4
Services	17.2	21.6	32.4	31.6

Total segment profit	$57.6	$36.0	$89.0	81.7
Sales and marketing expenses	(32.2)	(40.8)	(68.6)	(85.5)
General and administrative expenses	(19.7)	(21.0)	(40.8)	(44.7)
Equity-based compensation	(2.2)	(4.3)	(4.8)	(8.0)
Intangible asset amortization	(1.0)	(5.1)	(3.2)	(10.3)
Restructuring and other charges	(0.9)	—	(106.9)	(1.0)

Operating earnings (loss)	$1.6	$(35.2)	$(135.3)	$(67.8)

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

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 6,487,686, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On March 21, 2008, Tellabs filed its answer, defenses and counterclaims in response to the complaint. A trial date had been set for May 10, 2010, in the Eastern District of Texas, however on July 7, 2009, the court granted Tellabs’ motion to transfer and issued an order transferring the action to the United States District Court for the Northern District of Illinois (Case No. 1:09-cv-04530). On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action instituted by Tellabs against Fujitsu in the Northern District of Illinois. On November 4, 2010, the Court dismissed with prejudice Fujitsu’s claim for infringement of Fujitsu’s U.S. Patent No. 6,487,686. In conjunction with the dismissal, Fujitsu signed a covenant not to sue Tellabs for infringement as to any claim of Fujitsu’s U.S. Patent No. 6,487,686, as to any Tellabs products as they currently exist or existed in the past. On March 31, 2011, the Court issued an Order denying a motion by Tellabs for summary judgment of invalidity based on indefiniteness of Fujitsu’s U.S. Patent No. 5,386,418, and granting a motion by Fujitsu for summary judgment for judicial correction of an error in asserted Claim 1 of the same patent as originally issued. The Court issued a Markman ruling on Fujitsu’s U.S. Patent Nos. 5,526,163, 5,521,737 and 5,386,418, as well as patents from the consolidated action, in a Memorandum Opinion and Order dated September 29, 2011. On this same date the Court denied Fujitsu’s Motion for Leave to File First Amended Complaint and granted Tellabs’ motion to disallow the filing of Fujitsu’s First Amended Complaint and Fujitsu’s supplemental infringement contentions. Fujitsu’s motion had sought to amend its allegations of direct infringement with respect to products from Tellabs’ 5500, NGX, 7100 and 6300 product lines with various additional allegations, including allegations of indirect infringement. Fujitsu thereafter filed a further motion to amend its final infringement contentions, and on March 22, 2012, the Court denied Fujitsu’ motion. In turn, on April 30, 2012, Fujitsu Limited filed a new complaint against Tellabs in the Northern District of Illinois (see Civil Action No. 1:12-cv-03229 set forth below), setting forth additional allegations of infringement of the same patents that Fujitsu unsuccessfully sought to add to the present action. A trial date was set for July 16, 2012, however in an Order dated May 22, 2012, the Court reset the schedule so as to commence trial on Fujitsu’s U.S. Patent No. 7,227,681 (Civil Action No. 1:08-cv-3379, described below) on August 27, 2012, while deferring to a later time the setting of any trial date as to the remaining patents at issue between the parties. The parties conducted a non-binding mediation on May 30-31, 2012, which did not result in any settlement, and no other mediation between the parties is presently scheduled. As an ordinary component of expert discovery, each of the parties served an expert report prepared by the party’s respective damages experts, which are subject to a governing Protective Order of confidentiality. Notwithstanding these reports, the two sides remain far apart, and Tellabs cannot estimate the possible loss or range of loss. Tellabs contests any liability and will continue to vigorously defend itself accordingly.

Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications Inc. On June 11, 2008, Tellabs Operations, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against Fujitsu Limited and Fujitsu Network Communications, Inc. in a case captioned Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications, Inc. Civil Action No. 1:08-cv-3379. The complaint alleges infringement of Tellabs Operations, Inc.’s U.S. Patent No. 7,369,772, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 5, 2008, each of Fujitsu Limited and Fujitsu Network Communications, Inc. served its answer, defenses and counterclaims in response to the complaint. Fujitsu Limited also brought counterclaims against Tellabs, Inc. and Tellabs Operations, Inc. alleging infringement of two U.S. patents, namely U.S. Patent Nos. 5,533,006 and 7,227,681, seeking unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 22, 2008, Tellabs Operations, Inc. filed its answer to the counterclaims of Fujitsu Network Communications, Inc., and also filed its counterclaims and reply to counterclaims of Fujitsu Limited. On that same date, Tellabs, Inc. filed its answer and counterclaims against Fujitsu Limited. On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action filed by Fujitsu transferred to the Northern District of Illinois by the Eastern District of Texas. On March 31, 2011, the Court issued an Order granting Tellabs’ motion for summary judgment of invalidity of all claims of Fujitsu’s U.S. Patent No. 5,533,006. The Court issued a Markman ruling on U.S. Patent Nos. 7,369,772 and 7,227,681, as well as patents from the consolidated action, in a Memorandum Opinion and Order dated September 29, 2011. On March 22, 2012, the Court denied

Tellabs’ motion to sever and stay Tellabs’ claims involving U.S. Patent No. 7,369,772, in view of Tellabs’ January 12, 2012, filing of an amendment of the claims of the patent for further consideration by the United States Patent and Trademark Office, following a December 12, 2011, decision by the Board of Patent Appeals and Interferences (BPAI) to reverse the Examiner’s decision to not reject the claims of U.S. Patent No. 7,369,772 in an inter partes reexamination of the patent requested by Fujitsu in the Patent Office. On the same date the Court also denied a motion by Fujitsu to amend its final infringement contentions. In turn, on April 30, 2012, Fujitsu Limited filed a new complaint against Tellabs in the Northern District of Illinois (see Civil Action No. 1:12-cv-03229 set forth below), setting forth additional allegations of infringement of the same patents that Fujitsu unsuccessfully sought to add to the present action. A trial date had been set for July 16, 2012, however in an Order dated May 22, 2012, the Court reset the schedule so as to commence trial on Fujitsu’s U.S. Patent No. 7,227,681 on August 27, 2012, while deferring to a later time the setting of any trial date as to the remaining patents at issue between the parties. The parties conducted a non-binding mediation on May 30-31, 2012, which did not result in any settlement, and no other mediation between the parties is presently scheduled. On July 27, 2012, the Court responded to Fujitsu’s further motions related to claim construction of Fujitsu’s U.S. Patent No. 7,227,681, and denied a motion by Tellabs for summary judgment of invalidity of Fujitsu’s U.S. Patent No. 7,227,681. On July 31, 2012, the Court granted Fujitsu’s motion for summary judgment finding no inequitable conduct as to Fujitsu’s U.S. Patent No. 7,227,681. As an ordinary component of expert discovery, each of the parties served an expert report prepared by the party’s respective damages experts, which are subject to a governing Protective Order of confidentiality. Notwithstanding these reports, the two sides remain far apart, and Tellabs cannot estimate the possible loss or range of loss. Tellabs contests any liability and will continue to vigorously defend itself accordingly.

Fujitsu Limited v. Tellabs, Inc. On April 30, 2012, Fujitsu Limited filed a complaint in the United States District Court for the Northern District of Illinois against Tellabs in a case captioned Fujitsu Limited v. Tellabs Operations, Inc., Tellabs, Inc., and Tellabs North America, Inc., Civil Action No. 1:12-cv-03229. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 7,227,681, the same patents at issue in pending Civil Action Nos. 1:09-cv-04530 and 1:08-cv-3379, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. The complaint includes allegations of infringement that Fujitsu previously sought unsuccessfully to add to pending Civil Action Nos. 1:09-cv-04530 and 1:08-cv-3379. By the grant of a joint motion by the parties, Civil Action No. 1:12-cv-03229 was reassigned to the calendar of Chief Judge Holderman, who is also presiding over Civil Action Nos. 1:08-cv-03379 and 1:09-cv-04530. On June 4, 2012, the Tellabs defendants filed a motion to dismiss the Complaint pursuant to Fed. R. Civ. P. 12(B)(6), which is pending before the Court.

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

Internet Machines LLC v. Avnet, Inc., et al. On February 13, 2012, a second amended complaint was filed in the United States District Court for the Eastern District of Texas, Tyler Division, naming Tellabs, Inc. among several defendants in a case captioned Internet Machines LLC v. Avnet, Inc., et al., Civil Action Nos. 6:10-CV-548-MHS and 6:11-CV-250-MHS (Consolidated). The plaintiff thereafter filed a third amended complaint on March 2, 2012. The amended complaints allege infringement of U.S. Patent Nos. 7,454,552, 7,421,532, 7,814,259 and 7,945,722, and seek unspecified damages including enhanced damages, as well as interest, costs, expenses, attorney fees and other remedies including injunctive relief. On March 27, 2012, Tellabs filed its answer, defenses and counterclaims in response to the third amended complaint. The parties are in discovery. A pretrial conference has been set for February 4, 2013.

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

On January 17, 2003, Tellabs and the other named defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. On May 19, 2003, the Court granted our motion and dismissed all counts of the consolidated amended complaint, while affording plaintiffs an opportunity to replead. On July 11, 2003, plaintiffs filed a second consolidated amended class action complaint against Tellabs, Messrs. Birck and Notebaert, and many (although not all) of the other previously named individual defendants, realleging claims similar to those contained in the previously dismissed consolidated amended class action complaint. We filed a second motion to dismiss on August 22, 2003, seeking the dismissal with prejudice of all claims alleged in the second consolidated amended class action complaint. On February 19, 2004, the Court issued an order granting that motion and dismissed the action with prejudice. On March 18, 2004, the plaintiffs filed a Notice of Appeal to the United States Federal Court of Appeal for the Seventh Circuit, appealing the dismissal. The appeal was fully briefed and oral argument was heard on January 21, 2005. On January 25, 2006, the Seventh Circuit issued an opinion affirming in part and reversing in part the judgment of the district court, and remanding for further proceedings. On February 8, 2006, defendants filed with the Seventh Circuit a petition for rehearing with suggestion for rehearing en banc. On April 19, 2006, the Seventh Circuit ordered plaintiffs to file an answer to the petition for rehearing, which was filed by the plaintiffs on May 3, 2006. On July 10, 2006, the Seventh Circuit denied the petition for rehearing with a minor modification to its opinion, and remanded the case to the district court. On September 22, 2006, defendants filed a motion in the district court to dismiss some (but not all) of the remaining claims. On October 3, 2006, the defendants filed with the United States Supreme Court a petition for a writ of certiorari seeking to appeal the Seventh Circuit’s decision. On January 5, 2007, the defendants’ petition was granted. The United States Supreme Court heard oral arguments on March 28, 2007. On June 21, 2007, the United States Supreme Court vacated the Seventh Circuit’s judgment and remanded the case for further proceedings. On November 1, 2007, the Seventh Circuit heard oral arguments for the remanded case. On January 17, 2008, the Seventh Circuit issued an opinion adhering to its earlier opinion reversing in part the judgment of the district court, and remanded the case to the district court for further proceedings. On February 24, 2009, the district court granted plaintiffs’ motion for class certification. On August 13, 2010, the Court granted in large part Tellabs’ motion for summary judgment. Subsequently, the parties agreed to settle the lawsuit and on July 27, 2011, the Court granted the plaintiffs’ motion for final approval of class action settlement and dismissed the lawsuit without prejudice. The lawsuit was dismissed with prejudice on June 15, 2012. All settlement amounts were paid by Tellabs’ insurers.

13. Stock Repurchase Programs

We repurchase outstanding common stock under two programs authorized by our Board of Directors, the Rule 10b5-1 program and a repurchase program of up to $600 million of outstanding common stock. In addition, we purchase shares to cover withholding taxes on shares issued under employee stock plans.

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock. We purchased four thousand shares for $16 thousand in the second quarter of 2012, and eight thousand shares for $31 thousand in the first six months of 2012 under this program.

As of June 29, 2012, we purchased 56.6 million shares of our common stock under the $600 million repurchase program at a total cost of $375.4 million, leaving $224.6 million available to be purchased under this program. We did not purchase any shares under this program in the second quarter and first half of 2012. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 0.3 million shares for $1.2 million in the second quarter of 2012, and 0.8 million shares for $3.0 million in the first six months of 2012 to cover minimum withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

14. Net Loss Per Share

The following table sets forth the computation of net loss per share:

	Second Quarter		Six Months
	6/29/12	7/1/11	6/29/12	7/1/11
Numerator:
Net loss	$(4.7)	$(29.3)	$(144.5)	$(53.4)

Denominator:
Denominator for basic net loss per share – weighted average shares outstanding	367.1	364.6	366.4	363.8
Effect of dilutive securities:
Employee stock options and restricted and performance stock awards	—	—	—	—

Denominator for diluted net loss per share – adjusted weighted average shares outstanding and assumed conversions	367.1	364.6	366.4	363.8

Net loss per share, basic	$(0.01)	$(0.08)	$(0.39)	$(0.15)

Net loss per share, diluted[1]	$(0.01)	$(0.08)	$(0.39)	$(0.15)

1 Dilutive securities are not included in the computation of diluted earnings per share when a company is in a loss position. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the second quarter and first six months of 2012 and the second quarter and first six months of 2011 are the same. Diluted weighted average shares outstanding were 368.1 million in the second quarter of 2012, 368.2 million in the first six months of 2012, and 365.9 million in the second quarter and the first six months of 2011.

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

Prior to the second quarter of 2012, Tellabs reported results of operations for three reporting segments: Broadband, Transport, and Services. As a result of strategy changes and internal reorganizations at the beginning of the second quarter of 2012, Tellabs is focusing on the growth markets of Packet Optical (primarily our optical portfolio) and Mobile Backhaul (primarily our data portfolio) in addition to the on-going Access and Services businesses. With these strategic adjustments, we changed our reporting segments accordingly. Therefore, beginning with the second quarter of 2012, we have reported in the following four segments: Optical, Data, Access and Services (the Services segment is unchanged).

Optical segment products are primarily used to manage large volumes of telecommunication traffic in metro areas. The Optical segment includes the Tellabs® 7000 series of optical transport systems, as well as the Tellabs® 5000 and 6300 series of transport systems equipped with optical interfaces.

Data segment products are primarily used in mobile backhaul applications, and for business services and various edge routing applications. The Data segment includes the packet-switched Tellabs® 8600 Managed Edge System, the Tellabs® 8800 Multiservice Router Series, and Tellabs® 9200 Content-Aware Router Series, as well as the Tellabs® 8100 Managed Access System.

Access segment products are primarily used to enable service providers to bundle Internet, video, and voice over high-speed fiber-based networks and in Optical LAN applications. The Access segment includes the Tellabs® 1000 and 1100 Multi-service Access systems, and the Tellabs® 1600 Optical Network Terminals.

The Services segment includes services that support all phases of the network: planning, building and operating. The Services segment includes deployment, support, training and professional services for customers of the Optical, Data and Access segments.

Tellabs operates in a dynamic industry. Customer consolidation has resulted in increased pricing pressure. In addition, customer spending is pressured and competition is heightened on a global basis. Some equipment suppliers have also consolidated. Heightened competition by these suppliers has resulted in increased pricing pressure for Tellabs and some of its direct competitors.

Within this backdrop, we continue to transform the Company with new products and services. The Company’s strategy is to focus on a product portfolio that addresses the global markets. We expect that executing this strategy of directing resources to create innovative products and services will help customers succeed.

RESULTS OF OPERATIONS

Net loss in the second quarter of 2012 was $4.7 million or $0.01 per share (basic and diluted), compared with net loss of $29.3 million or $0.08 per share (basic and diluted) in the second quarter of 2011. For the first six months of 2012, net loss was $144.5 million or $0.39 per share (basic and diluted), compared with net loss of $53.4 million or $0.15 per share (basic and diluted) in the first six months of 2011. Lower operating expenses and increased gross profit margins reduced the net loss in the second quarter of 2012, compared with the year-ago period, despite lower overall revenue. The net loss in the first six months of 2012 was driven primarily by lower overall revenue and $106.9 million in restructuring and other charges incurred in the first six months of 2012.

Revenue (in millions)

	Second Quarter			Six Months
	2012	2011	Change	2012	2011	Change
Products	$237.4	$259.5	(8.5)%	$447.1	$531.9	(15.9)%
Services	50.7	57.2	(11.4)%	98.9	107.2	(7.7)%

Total revenue	$288.1	$316.7	(9.0)%	$546.0	$639.1	(14.6)%

Second quarter 2012 compared with second quarter 2011

Total revenue was $288.1 million, compared with $316.7 million, as revenue declined in each operating segment. On a geographic basis, revenue from customers outside North America was $150.2 million (or 52% of total revenue), up 7.7% from $139.5 million (or 44% of total revenue), as revenue increased in all geographic regions outside North America. Revenue from customers in North America (United States and Canada) was $137.9 million (or 48% of total revenue), compared with $177.2 million (or 56% of total revenue).

First six months of 2012 compared with first six months of 2011

Total revenue was $546.0 million, compared with $639.1 million, as revenue declined in each operating segment. On a geographic basis, revenue from customers outside North America was $281.5 million (or 52% of total revenue) compared with $286.8 million (or 45% of total revenue) as increased revenue in the Latin America Caribbean (LAC) region was offset by lower revenue in the Europe, Middle East, Africa (EMEA) region and the Asia Pacific (APAC) region. Revenue from customers in North America was $264.5 million (or 48% of total revenue), compared with $352.3 million (or 55% of total revenue).

Gross Margin

	Second Quarter			Six Months
	2012	2011	% Point Change	2012	2011	% Point Change
Products	41.0%	36.3%	4.7	39.9%	38.9%	1.0
Services	33.1%	36.7%	(3.6)	31.9%	28.4%	3.5
Consolidated	39.6%	36.4%	3.2	38.4%	37.2%	1.2

Product gross margins, driven by margin improvements within the Optical segment and lower overhead and support costs that were partially offset by lower overall revenue, improved in both periods of 2012. Services gross margins, driven by an adjustment for business taxes on sales transactions involving deployment services in a foreign jurisdiction, declined in the second quarter of 2012 compared with the year-ago period. Services gross margins, driven by lower costs, improved in the first six months of 2012 compared with the year-ago period.

Operating Expenses (in millions)

	Second Quarter			Percent of Revenue
	2012	2011	Change	2012	2011
Research and development	$58.8	$83.5	$(24.7)	20.4%	26.4%
Sales and marketing	32.2	40.8	(8.6)	11.2%	12.9%
General and administrative	19.7	21.0	(1.3)	6.8%	6.6%

Subtotal	110.7	145.3	(34.6)	38.4%	45.9%

Intangible asset amortization	1.0	5.1	(4.1)
Restructuring and other charges	0.9	—	0.9

Total operating expenses	$112.6	$150.4	$(37.8)

	Six Months			Percent of Revenue
	2012	2011	Change	2012	2011
Research and development	$125.7	$163.8	$(38.1)	23.0%	25.6%
Sales and marketing	68.6	85.5	(16.9)	12.6%	13.4%
General and administrative	40.8	44.7	(3.9)	7.5%	7.0%

Subtotal	235.1	294.0	(58.9)	43.1%	46.0%

Intangible asset amortization	3.2	10.3	(7.1)
Restructuring and other charges	106.9	1.0	105.9

Total operating expenses	$345.2	$305.3	$39.9

In the second quarter of 2012, operating expenses decreased, compared with the year-ago period, due primarily to lower research and development and sales and marketing expenses related to stopping new development of the Tellabs® SMARTCORE 9100 series for mobile packet core.

For the first six months of 2012, lower research and development, sales and marketing and general and administrative expenses were offset primarily by $106.9 million in restructuring and other charges incurred in the first half of 2012. Restructuring and other charges in the second quarter of 2012 are due to facility- and asset-related charges ($2.9 million) offset by reductions for severance ($2.0 million). For the first six months of 2012, restructuring and other charges are due to facility- and asset-related charges ($37.1 million), severance ($22.1 million) and accelerated amortization for abandoned intangible assets ($47.7 million) related to the mobile packet-core technology.

Other Income (in millions)

	Second Quarter			Six Months
	2012	2011	Change	2012	2011	Change
Interest income, net	$1.6	$3.1	$(1.5)	$3.4	$6.4	$(3.0)
Other expense, net	(1.1)	(1.1)	—	(2.1)	(1.7)	(0.4)

Total other income	$0.5	$2.0	$(1.5)	$1.3	$4.7	$(3.4)

Interest income was down in the second quarter and first half of 2012, compared with the year-ago periods, due to lower interest rates and lower investment balances.

Income Taxes

In the second quarter of 2012, we reported tax expense of $6.8 million, compared with a benefit of $3.9 million in the second quarter of 2011. For the first six months of 2012, we reported tax expense of $10.5 million, compared with a tax benefit of $9.7 million for the first six months of 2011. While we were able to partially recognize tax benefits on domestic losses in 2011, we established a valuation allowance in 2011 for the remaining domestic losses. We did not recognize tax benefits on domestic losses in 2012 as it is more likely than not that they will not be realized. As a result, tax expenses for the second quarter and the first six months of 2012 primarily reflect tax on income from foreign operations. Additionally, tax benefits of $2.8 million and $6.2 million were recognized in the second quarter and first six months of 2011, respectively, from the settlement of audits or expiration of statute of limitations that are not reflected in tax expense in 2012.

Segments

We operate in four business segments: Optical, Data, Access and Services.

Segment Revenue (in millions)

	Second Quarter			Six Months
	2012	2011	Change	2012	2011	Change
Optical	$122.4	$127.5	(4.0)%	$226.8	$248.4	(8.7)%
Data	77.7	92.2	(15.7)%	147.1	203.6	(27.8)%
Access	37.3	39.8	(6.3)%	73.2	79.9	(8.4)%
Services	50.7	57.2	(11.4)%	98.9	107.2	(7.7)%

Total revenue	$288.1	$316.7	(9.0)%	$546.0	$639.1	(14.6)%

Segment Profit (Loss)* (in millions)

	Second Quarter			Six Months
	2012	2011	Change	2012	2011	Change
Optical	$29.0	$21.1	37.4%	$43.8	$46.5	(5.8)%
Data	5.4	(15.0)	N/M	0.4	(15.8)	N/M
Access	6.0	8.3	(27.7)%	12.4	19.4	(36.1)%
Services	17.2	21.6	(20.4)%	32.4	31.6	2.5%

Total segment profit	$57.6	$36.0	60.0%	$89.0	$81.7	8.9%

*	We define segment profit (loss) as gross profit less research and development expenses. Segment profit (loss) excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, and the impact of equity-based compensation.

Second quarter 2012 compared with second quarter 2011

Optical

Revenue from the Optical segment was $122.4 million, compared with $127.5 million. Within this segment, increased revenue from the Tellabs® 7100 series optical transport series and the Tellabs® 6300 managed transport systems was more than offset by lower revenue from the Tellabs® 5000 digital cross-connect systems. Optical segment profit, driven primarily by increased profitability from the Tellabs 7100 optical networking systems and the Tellabs 6300 managed transport systems and lower costs, was $29.0 million, up 37.4% from $21.1 million.

Data

Revenue from the Data segment was $77.7 million, compared with $92.2 million, primarily on lower revenue from the Tellabs 8600 managed edge systems and the Tellabs® 8800 multiservice router series. Data segment profit was $5.4 million, compared with a loss of $15.0 million. The return to segment profitability, despite the lower level of revenue, was driven primarily by lower research and development expenses related to stopping development of the Tellabs SMARTCORE 9100 series.

Access

Revenue from the Access segment was $37.3 million, compared with $39.8 million. Within this segment, increased revenue from the Tellabs® 1600 single-family Optical Network Terminals (ONTs) was more than offset by lower revenue from the Tellabs® 1000 and 1100 access systems. Access segment profit, driven primarily by lower revenue from the Tellabs 1000 and 1100 access systems, was $6.0 million, compared with $8.3 million.

Services

Revenue from the Services segment was $50.7 million, compared with $57.2 million. The decline in segment revenue was driven primarily by lower revenue from deployment services, including the adjustment for business taxes mentioned earlier, and lower revenue from support agreements. Services segment profit, driven primarily by the lower overall level of revenue, was $17.2 million, compared with $21.6 million.

First six months of 2012 compared with first six months of 2011

Optical

Revenue from the Optical segment was $226.8 million, compared with $248.4 million. Within this segment, increased revenue from the Tellabs 7100 optical transport systems and the Tellabs 6300 managed transport systems was more than offset by lower revenue from the Tellabs 5000 digital cross-connect systems. Optical segment profit was $43.8 million, compared with $46.5 million. The decline in segment profit was driven primarily by lower revenue from the Tellabs 5000 digital cross-connect systems, partially offset by improved profitability from the Tellabs 7100 optical transport systems.

Data

Revenue from the Data segment was $147.1 million, compared with $203.6 million, primarily on lower revenue from the Tellabs 8600 managed edge systems and the Tellabs 8800 multiservice router series. Data segment profit was $0.4 million, compared with a loss of $15.8 million. The return to segment profitability, despite the lower level of revenue, was driven primarily by lower research and development expenses related to stopping new development of the Tellabs SMARTCORE 9100 series.

Access

Revenue from the Access segment was $73.2 million, compared with $79.9 million. Within this segment, increased revenue from the Tellabs 1600 single-family ONTs was more than offset by lower revenue from the Tellabs 1000 and 1100 access systems. Access segment profit, driven primarily by the lower level of access-system revenue, was $12.4 million, compared with $19.4 million.

Services

Revenue from the Services segment, driven primarily by lower deployment services revenue, including adjustment mentioned earlier, was $98.9 million, compared with $107.2 million. Services segment profit was $32.4 million, up 2.5% from $31.6 million. The increase in segment profit was driven primarily by improved profitability from support agreements and professional services.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained cash, cash equivalents and marketable securities of $937.7 million as of June 29, 2012, which decreased by $38.9 million since year-end 2011. Of the total cash, cash equivalents and marketable securities, as of June 29, 2012, $385.2 million was held in subsidiaries outside the United States and is deemed to be permanently reinvested. We do not currently foresee a need to repatriate funds from our non-U.S. subsidiaries. We could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount repatriated. During the quarter, we generated $31.9 million in cash from operations, slightly increasing cash, cash equivalents and marketable securities. Cash used for operating activities during the first six months of 2012 amounted to $5.6 million.

During the second quarter of 2012, we distributed $7.3 million to our stockholders through our quarterly cash dividend. We also repurchased four thousand shares of common stock at a cost of $16 thousand under the 10b5-1 plan. During the first half of 2012, we distributed $14.6 million to our stockholders through a cash dividend. We also repurchased eight thousand shares of common stock at a cost of $31 thousand under the 10b5-1 plan.

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

GAAP Sequential Comparisons

We believe that comparing some quarterly Statement of Operations data on a sequential basis provides important supplemental information to management and investors regarding financial and business trends relating to our financial results. Commonly compared sequential comparisons of GAAP data include total revenue, geographic revenue split, and segment revenue and profit.

Second quarter 2012 compared with first quarter 2012

Total revenue, was $288.1 million, up 11.7% from $257.9 million as revenue increased in all four operating segments. Revenue from customers outside North America was $150.2 million (or 52% of total revenue), up 14.4% from $131.3 million (or 51% of total revenue) as increased revenue in the EMEA region and the APAC region more than offset lower revenue in the LAC region. Revenue from customers in North America was $137.9 million (or 48% of total revenue), up 8.9% from $126.6 million (or 49% of total revenue).

Optical

Revenue from the Optical segment was $122.4 million, up 17.2% from $104.4 million. Within this segment, increased revenue from the Tellabs 7100 series optical transport systems offset lower revenue from the Tellabs 6300 managed transport systems and the Tellabs 5000 digital cross-connect systems. Optical segment profit was $29.0 million, up 95.9% from $14.8 million. The increase in segment profit was driven primarily by increased profitability from the Tellabs 7100 series optical transport systems.

Data

Revenue from the Data segment was $77.7 million, up 12.0% from $69.4 million. Increased revenue from the Tellabs 8600 managed edge systems more than offset lower revenue from the Tellabs 8100 managed access systems and the Tellabs 8800 multiservice router series. Data segment profit was $5.4 million, compared with a loss of $5.0 million. The return to segment profit was driven primarily by lower research and development expenses related to stopping development of the Tellabs SMARTCORE 9100 series and increased revenue from the Tellabs 8600 series managed edge systems.

Access

Revenue from the Access segment was $37.3 million, up 3.9% from $35.9 million. Within this segment, increased revenue from the Tellabs 1000 and 1100 access systems more than offset lower revenue from the Tellabs 1600 single-family ONTs. Access segment profit was essentially flat at $6.0 million, compared with $6.4 million.

Services

Revenue from the Services segment was $50.7 million, up 5.2% from $48.2 million. The increase in segment revenue was driven primarily by increased revenue from support agreements. Services segment profit, driven primarily by the increased level of support agreement revenue, was $17.2 million, up 13.2% from $15.2 million.

Non-GAAP Financial Measures and Comparisons

We believe that comparing some quarterly non-GAAP financial measures on a sequential basis provides important supplemental information to management and investors regarding financial and business trends relating to our financial results. Commonly compared non-GAAP financial data includes gross profit as a percentage of revenue, operating expenses, operating earnings, net earnings and net earnings per share. A complete reconciliation between non-GAAP financial measures and the GAAP financial measures, along with an explanation of why we believe non-GAAP measures to be of value to management and investors, is contained in the Reconciliation of Non-GAAP Adjustments section of pages 30 through 33.

Second quarter 2012 compared with first quarter 2012

Non-GAAP gross profit margin increased to 39.9%, compared with 37.4%. The sequential increase was driven primarily by favorable product and customer mix shifts in the Optical segment and higher Data-segment revenue.

Non-GAAP operating expenses were $106.4 million, down from $119.7 million, on lower research and development, sales and marketing, and general and administrative expenses related to stopping development of the Tellabs SMARTCORE 9100 series.

Non-GAAP operating earnings, driven by lower operating expenses and improved gross profit margin, were $8.5 million, compared with a loss of $23.2 million.

Driven primarily by higher revenue, lower operating expenses and improved gross profit margin, non-GAAP net earnings were $6.2 million or $0.02 per share (basic and diluted), compared with a net loss of $15.3 million or $0.04 per share (basic and diluted).

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Second Quarter 2012			Second Quarter 2011
In millions, except per-share data	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP

Revenue
Products	$237.4	$—	$237.4	$259.5	$—	$259.5
Services	50.7	—	50.7	57.2	—	57.2

Total revenue	288.1	—	288.1	316.7	—	316.7

Cost of Revenue
Products (a)	140.0	(0.3)	139.7	165.3	(0.5)	164.8
Services (a)	33.9	(0.4)	33.5	36.2	(0.6)	35.6

Total cost of revenue	173.9	(0.7)	173.2	201.5	(1.1)	200.4

Gross Profit	114.2	0.7	114.9	115.2	1.1	116.3

Gross profit as a percentage of revenue	39.6%	0.3%	39.9%	36.4%	0.3%	36.7%
Gross profit as a percentage of revenue – products	41.0%	0.2%	41.2%	36.3%	0.2%	36.5%
Gross profit as a percentage of revenue – services	33.1%	0.8%	33.9%	36.7%	1.1%	37.8%

Operating Expenses
Research and development (a)	58.8	(1.5)	57.3	83.5	(3.2)	80.3
Sales and marketing (a)	32.2	(0.8)	31.4	40.8	(1.3)	39.5
General and administrative (a)	19.7	(2.0)	17.7	21.0	(2.5)	18.5
Intangible asset amortization (b)	1.0	(1.0)	—	5.1	(5.1)	—
Restructuring and other charges (c)	0.9	(0.9)	—	—	—	—

Total operating expenses	112.6	(6.2)	106.4	150.4	(12.1)	138.3

Operating Earnings (Loss)	1.6	6.9	8.5	(35.2)	13.2	(22.0)

Operating earnings (loss) as a percentage of revenue	0.6%	2.4%	3.0%	-11.1%	4.2%	-6.9%

Other Income
Interest income, net	1.6	—	1.6	3.1	—	3.1
Other expense, net	(1.1)	—	(1.1)	(1.1)	—	(1.1)

Total other income	0.5	—	0.5	2.0	—	2.0

Earnings (Loss) Before Income Tax	2.1	6.9	9.0	(33.2)	13.2	(20.0)
Income tax (expense) benefit (e)	(6.8)	4.0	(2.8)	3.9	2.5	6.4

Net (Loss) Earnings	$(4.7)	$10.9	$6.2	$(29.3)	$15.7	$(13.6)

Weighted Average Shares Outstanding
Basic	367.1		367.1	364.6		364.6

Diluted	367.1		368.1	364.6		364.6

Net (Loss) Earnings Per Share
Basic	$(0.01)	$0.03	$0.02	$(0.08)	$0.04	$(0.04)

Diluted	$(0.01)	$0.03	$0.02	$(0.08)	$0.04	$(0.04)

(1)	Reconciliation of non-GAAP Adjustments

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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Six Months 2012			Six Months 2011
In millions, except per-share data	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP

Revenue
Products	$447.1	$—	$447.1	$531.9	$—	$531.9
Services	98.9	—	98.9	107.2	—	107.2

Total revenue	546.0	—	546.0	639.1	—	639.1

Cost of Revenue
Products (a)	268.7	(0.6)	268.1	324.8	(1.0)	323.8
Services (a)	67.4	(0.9)	66.5	76.8	(1.2)	75.6

Total cost of revenue	336.1	(1.5)	334.6	401.6	(2.2)	399.4

Gross Profit	209.9	1.5	211.4	237.5	2.2	239.7

Gross profit as a percentage of revenue	38.4%	0.3%	38.7%	37.2%	0.3%	37.5%
Gross profit as a percentage of revenue – products	39.9%	0.1%	40.0%	38.9%	0.2%	39.1%
Gross profit as a percentage of revenue – services	31.9%	0.9%	32.8%	28.4%	1.1%	29.5%

Operating Expenses
Research and development (a)	125.7	(3.3)	122.4	163.8	(5.8)	158.0
Sales and marketing (a)	68.6	(1.7)	66.9	85.5	(2.6)	82.9
General and administrative (a)	40.8	(4.0)	36.8	44.7	(5.2)	39.5
Intangible asset amortization (b)	3.2	(3.2)	—	10.3	(10.3)	—
Restructuring and other charges (c), (d)	106.9	(106.9)	—	1.0	(1.0)	—

Total operating expenses	345.2	(119.1)	226.1	305.3	(24.9)	280.4

Operating (Loss) Earnings	(135.3)	120.6	(14.7)	(67.8)	27.1	(40.7)

Operating (loss) earnings as a percentage of revenue	-24.8%	22.1%	-2.7%	-10.6%	4.2%	-6.4%

Other Income
Interest income, net	3.4	—	3.4	6.4	—	6.4
Other expense, net	(2.1)	—	(2.1)	(1.7)	—	(1.7)

Total other income	1.3	—	1.3	4.7	—	4.7

(Loss) Earnings Before Income Tax	(134.0)	120.6	(13.4)	(63.1)	27.1	(36.0)
Income tax (expense) benefit (e)	(10.5)	14.8	4.3	9.7	1.8	11.5

Net (Loss) Earnings	$(144.5)	$135.4	$(9.1)	$(53.4)	$28.9	$(24.5)

Weighted Average Shares Outstanding
Basic	366.4		366.4	363.8		363.8

Diluted	366.4		366.4	363.8		363.8

Net (Loss) Earnings Per Share
Basic	$(0.39)	$0.37	$(0.02)	$(0.15)	$0.08	$(0.07)

Diluted	$(0.39)	$0.37	$(0.02)	$(0.15)	$0.08	$(0.07)

(1)	Reconciliation of non-GAAP Adjustments

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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Second Quarter 2012			First Quarter 2012
In millions, except per-share data	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenue
Products	$237.4	$—	$237.4	$209.7	$—	$209.7
Services	50.7	—	50.7	48.2	—	48.2

Total revenue	288.1	—	288.1	257.9	—	257.9

Cost of Revenue
Products (a)	140.0	(0.3)	139.7	128.7	(0.3)	128.4
Services (a)	33.9	(0.4)	33.5	33.5	(0.5)	33.0

Total cost of revenue	173.9	(0.7)	173.2	162.2	(0.8)	161.4

Gross Profit	114.2	0.7	114.9	95.7	0.8	96.5
Gross profit as a percentage of revenue	39.6%	0.3%	39.9%	37.1%	0.3%	37.4%
Gross profit as a percentage of revenue – products	41.0%	0.2%	41.2%	38.6%	0.2%	38.8%
Gross profit as a percentage of revenue – services	33.1%	0.8%	33.9%	30.5%	1.0%	31.5%

Operating Expenses
Research and development (a)	58.8	(1.5)	57.3	66.9	(1.8)	65.1
Sales and marketing (a)	32.2	(0.8)	31.4	36.4	(0.9)	35.5
General and administrative (a)	19.7	(2.0)	17.7	21.1	(2.0)	19.1
Intangible asset amortization (b)	1.0	(1.0)	—	2.2	(2.2)	—
Restructuring and other charges (c), (d)	0.9	(0.9)	—	106.0	(106.0)	—

Total operating expenses	112.6	(6.2)	106.4	232.6	(112.9)	119.7

Operating Earnings (Loss)	1.6	6.9	8.5	(136.9)	113.7	(23.2)
Operating earnings (loss) as a percentage of revenue	0.6%	2.4%	3.0%	-53.1%	44.1%	-9.0%

Other Income
Interest income, net	1.6	—	1.6	1.8	—	1.8
Other expense, net	(1.1)	—	(1.1)	(1.0)	—	(1.0)

Total other income	0.5	—	0.5	0.8	—	0.8

Earnings (Loss) Before Income Tax	2.1	6.9	9.0	(136.1)	113.7	(22.4)
Income tax (expense) benefit (e)	(6.8)	4.0	(2.8)	(3.7)	10.8	7.1

Net (Loss) Earnings	$(4.7)	$10.9	$6.2	$(139.8)	$124.5	$(15.3)

Weighted Average Shares Outstanding
Basic	367.1		367.1	365.7		365.7

Diluted	367.1		368.1	365.7		365.7

Net (Loss) Earnings Per Share
Basic	$(0.01)	$0.03	$0.02	$(0.38)	$0.34	$(0.04)

Diluted	$(0.01)	$0.03	$0.02	$(0.38)	$0.34	$(0.04)

(1)	Reconciliation of non-GAAP Adjustments

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

Outlook

We expect third-quarter 2012 revenue to be in a range between $260 million and $290 million. We expect non-GAAP gross margin to be 40%, plus or minus a point or two, depending on product mix. We expect third-quarter non-GAAP operating expense to be flat compared with the second quarter. While we are cautious concerning customer spending in North America and around the world, as well as the overall economic situation in Europe, we expect to remain profitable on a non-GAAP basis in the third quarter and generate positive cash from operations.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q, including the statements under the caption “Outlook”, contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on current and available information at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “project,” “intend,” “likely,” “will,” “should,” “could,” “may,” “foreseeable,” “would” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: successful expansion into adjacent markets with new and existing products and platforms; new product acceptance and profitability; our ability to compete with larger suppliers that can provide end to end solutions; customer concentration;the impact of customer and vendor consolidation;overall negative economic conditions generally and disruptions in credit and capital markets, including specific impacts of these conditions on the telecommunications industry; foreign economic conditions, including currency rate fluctuations; financial condition of telecommunications service providers, equipment vendors and contract manufacturers, including the impact of any bankruptcies; availability of components and critical manufacturing equipment and capacity; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; initiatives to improve profitability that may have financial consequences, including further restructuring charges and the ability to realize anticipated savings under such cost-reduction initiatives; exiting businesses and product areas; impairment charges and other cost cutting initiatives and related charges and costs; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies; charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of our most recently filed Form 10-K. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors are advised not to rely on these forward-looking statements when making investment decisions. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the risk factors, financial statements and related notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 29, 2012, there were no material changes to the market risks disclosure, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 30, 2011.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as of June 29, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 12, Contingencies – Legal Proceedings, to the condensed consolidated financial statements included in Part I, Item  1 of this report is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) [1]
3/31/12 through 5/4/12	1,646	$3.99	1,646	$224.6
5/5/12 through 6/1/12	55	$3.62	55	$224.6
6/2/12 through 6/29/12	2,442	$3.60	2,442	$224.6

Total	4,143	$3.75	4,143

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

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock. We purchased four thousand shares for $16 thousand in the second quarter of 2012, and eight thousand shares for $31 thousand in the first six months of 2012 under this program.

As of June 29, 2012, we purchased 56.6 million shares of our common stock under the $600 million repurchase program at a total cost of $375.4 million, leaving $224.6 million available to be purchased under this program. We did not purchase any shares under this program in the second quarter and first half of 2012. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 0.3 million shares for $1.2 million in the second quarter of 2012, and 0.8 million shares for $3.0 million in the first six months of 2012 to cover minimum withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

Item 6. Exhibits

(A) Exhibits

10.40	2012 Amendment to Tellabs, Inc. Executive Continuity and Protection Program

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished and not filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.
(Registrant)

/s/ Thomas P. Minichiello
Thomas P. Minichiello
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer and duly authorized officer)

August 3, 2012
(Date)