Form 10-Q
period 2012-09-28
TELLABS INC
filed 2012-11-02
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

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

Common Shares, $0.01 Par Value – 367,528,886 shares outstanding on October 26, 2012.

TELLABS, INC.

PART I . FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Third Quarter		Nine Months
	9/28/12	9/30/11	9/28/12	9/30/11
In millions, except per-share data
Revenue
Products	$216.5	$272.7	$663.6	$804.6
Services	47.9	57.1	146.8	164.3

Total revenue	264.4	329.8	810.4	968.9

Cost of Revenue
Products	128.1	158.7	396.8	483.5
Services	32.7	34.8	100.1	111.6

Total cost of revenue	160.8	193.5	496.9	595.1

Gross Profit	103.6	136.3	313.5	373.8

Gross profit as a percentage of revenue	39.2%	41.3%	38.7%	38.6%

Gross profit as a percentage of revenue - products	40.8%	41.8%	40.2%	39.9%
Gross profit as a percentage of revenue - services	31.7%	39.1%	31.8%	32.1%

Operating Expenses
Research and development	53.7	80.8	179.4	244.6
Sales and marketing	29.7	41.4	98.3	126.9
General and administrative	17.9	18.6	58.7	63.3
Intangible asset amortization	1.1	5.0	4.3	15.3
Restructuring and other charges	3.3	19.5	110.2	20.5
Goodwill and IPR&D impairment	—	102.7	—	102.7

Total operating expenses	105.7	268.0	450.9	573.3

Operating Loss	(2.1)	(131.7)	(137.4)	(199.5)

Operating loss as a percentage of revenue	-0.8%	-39.9%	-17.0%	-20.6%

Other Income
Interest income, net	2.1	3.0	5.5	9.4
Other expense, net	(0.2)	(0.9)	(2.3)	(2.6)

Total other income	1.9	2.1	3.2	6.8

Loss Before Income Tax	(0.2)	(129.6)	(134.2)	(192.7)
Income tax (expense) benefit	(3.7)	(0.5)	(14.2)	9.2

Net Loss	$(3.9)	$(130.1)	$(148.4)	$(183.5)

Weighted Average Shares Outstanding
Basic	367.7	365.2	366.8	364.3

Diluted	367.7	365.2	366.8	364.3

Net Loss Per Share
Basic	$(0.01)	$(0.36)	$(0.40)	$(0.50)

Diluted	$(0.01)	$(0.36)	$(0.40)	$(0.50)

Comprehensive Income (Loss)	$13.4	$(164.6)	$(149.5)	$(179.9)

Cash Dividends Per Share	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	9/28/12	12/30/11
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$134.9	$132.7
Investments in marketable securities	806.9	843.9

Total cash, cash equivalents and marketable securities	941.8	976.6

Other marketable securities	201.6	190.9
Accounts receivable, net of allowances of $1.3 and $1.3	284.8	317.6
Inventories
Raw materials	33.4	33.7
Finished goods	68.0	110.3

Total inventories	101.4	144.0
Income taxes	22.5	27.9
Miscellaneous receivables and other current assets	28.2	39.8

Total Current Assets	1,580.3	1,696.8

Property, Plant and Equipment
Land	20.0	20.0
Buildings and improvements	190.7	197.4
Equipment	395.4	446.9

Total property, plant and equipment	606.1	664.3
Accumulated depreciation	(379.8)	(390.8)

Property, plant and equipment, net	226.3	273.5
Goodwill	122.0	122.0
Intangible Assets, Net of Amortization	5.5	57.1
Other Assets	89.6	98.6

Total Assets	$2,023.7	$2,248.0

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$57.4	$97.1
Accrued compensation	46.7	46.3
Restructuring and other charges	14.4	13.0
Income taxes	50.3	63.5
Loan related to other marketable securities	201.6	190.9
Deferred revenue	21.5	40.8
Other accrued liabilities	76.0	78.4

Total Current Liabilities	467.9	530.0

Long-Term Restructuring Liabilities	4.9	4.7
Income Taxes	21.7	21.2
Other Long-Term Liabilities	43.9	47.4

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 508,766,423 and 505,238,503 shares issued	5.1	5.1
Additional paid-in capital	1,588.2	1,572.4
Treasury stock, at cost: 141,245,374 and 140,250,476 shares	(1,230.9)	(1,227.2)
Retained earnings	1,034.2	1,204.6
Accumulated other comprehensive income	88.7	89.8

Total Stockholders’ Equity	1,485.3	1,644.7

Total Liabilities and Stockholders’ Equity	$2,023.7	$2,248.0

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	9/28/12	9/30/11
In millions
Operating Activities
Net loss	$(148.4)	$(183.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38.2	57.6
Loss on disposal of property, plant and equipment	1.1	0.7
Equity-based compensation	15.8	21.9
Deferred income taxes	0.3	(0.8)
Restructuring and other charges	110.2	20.5
Net (gain) loss on investments in marketable securities	(0.8)	0.1
Goodwill and IPR&D impairment	—	102.7
Other-than-temporary impairment charges on investments	—	1.8
Excess tax benefits from equity-based compensation	—	(0.2)
Net changes in assets and liabilities:
Accounts receivable	31.4	43.6
Inventories	41.2	6.8
Miscellaneous receivables and other current assets	14.8	(11.0)
Other assets	(0.4)	(2.5)
Accounts payable	(38.5)	(14.0)
Restructuring and other charges	(31.2)	(9.8)
Deferred revenue	(18.9)	(8.1)
Other accrued liabilities	(4.2)	(59.2)
Income taxes	(2.9)	3.4
Other long-term liabilities	(3.2)	(1.8)

Net Cash Provided by (Used for) Operating Activities	4.5	(31.8)

Investing Activities
Capital expenditures	(16.8)	(45.8)
Payments for purchases of investments	(401.6)	(616.1)
Proceeds from sales and maturities of investments	442.9	708.7

Net Cash Provided by Investing Activities	24.5	46.8

Financing Activities
Proceeds from short-term borrowings	—	1.3
Payments of short-term borrowings	—	(1.3)
Proceeds from issuance of common stock under stock plans	0.1	0.6
Repurchase of common stock	(3.7)	(5.0)
Excess tax benefits from equity-based compensation	—	0.2
Dividends paid	(22.0)	(21.8)

Net Cash Used for Financing Activities	(25.6)	(26.0)

Effect of Exchange Rate Changes on Cash	(1.2)	(3.6)

Net Increase (Decrease) in Cash and Cash Equivalents	2.2	(14.6)
Cash and Cash Equivalents - Beginning of Year	132.7	208.8

Cash and Cash Equivalents - End of Period	$134.9	$194.2

The accompanying notes are an integral part of these statements.

TELLABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IN MILLIONS, EXCEPT SHARE AND PER-SHARE DATA

1. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial statements, the requirements of Form 10-Q and applicable rules of the U.S. Securities and Exchange Commission’s Regulation S-X. Therefore, they do not include all disclosures normally required by U.S. GAAP for complete financial statements. Accordingly, the financial statements and notes herein are to be read in conjunction with our Annual Report on Form 10-K for the year ended December 30, 2011.

In our opinion, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

The segment disclosures in this Form 10-Q reflect our reporting segment change in the second quarter of 2012. See Note 11, Segment Information, for a more detailed discussion and explanation of the change.

We record revenue net of any sales-related taxes that are imposed on a sale to our customers regardless of whether or not we bill the customer for such tax. We believe this approach results in financial statements that are more easily understood by investors. We recorded a $3.2 million ($0.01 per share) reduction to revenue in the second quarter of 2012, attributable to prior periods’ taxes on sales transactions involving deployment services in a foreign jurisdiction.

2. Restructuring and Other Charges

On January 30, 2012, management initiated a restructuring plan that aligns expenses with revenue. Tellabs is stopping new development on the Tellabs® SMARTCORE 9100 series for mobile packet core and consolidating research and development into fewer locations. The pretax charges for this plan will consist of $24 million for severance-related charges of approximately 500 employees, $37 million for facility- and asset-related charges and $48 million for the accelerated amortization for abandoned intangible assets. Restructuring expense for this plan for the third quarter of 2012 was $3.1 million, which consists of expense of $2.4 million for severance-related charges and a $0.7 million charge for facility- and asset-related charges. Restructuring expense for this plan for the first nine months of 2012 was $108.4 million, which consists of $23.7 million for severance-related charges, $35.8 million for facility- and asset-related charges, $47.7 million for the accelerated amortization of abandoned intangible assets, and $1.2 million for other obligations. By segment, total charges to date under this plan are $4.7 million for Optical, $99.8 million for Data, $1.6 million for Access, and $2.3 million for Services. Estimated cash payments under this plan are expected to be $31.3 million through 2017. Other than the cash payments, actions under this plan are expected to be substantially completed by the end of the first quarter of 2013.

On July 25, 2011, management initiated a restructuring plan to align our cost structure to business conditions at that time. Net restructuring expense for this plan for the third quarter of 2012 was zero, which consists of a $0.1 million charge for facility- and asset-related charges and a reduction of $0.1 million for severance-related charges. Restructuring expense for this plan for the first nine months of 2012 was $1.7 million, which consists of $0.8 million for severance-related charges and $0.9 million for facility- and asset-related charges. Cumulative restructuring charges for this plan are $21.4 million, which consists of $15.3 million for severance-related charges, $5.5 million for facility- and asset-related charges, and $0.6 million for other obligations. By segment, total charges to date under this plan are $8.7 million for Optical, $7.3 million for Data, $1.7 million for Access and $3.7 million for Services. Estimated cash payments under this plan are expected to be $18.5 million through the third quarter of 2014. Other than the cash payments, restructuring actions under this plan were substantially completed in the second quarter of 2012.

Restructuring expense for previous restructuring plans for the third quarter of 2012 was $0.2 million for facility-related charges. Restructuring expense for previous restructuring plans for the first nine months of 2012 was $0.1 million, which consists of $0.2 million for facility-related charges and a net reduction of $0.1 million for severance-related charges.

The balance for restructuring plans relates to net lease obligations that expire through 2017 and cash severance that we expect to pay through the first quarter of 2014.

The following table summarizes restructuring and other charges recorded for the plans mentioned above, as well as adjustments to reserves recorded for prior restructurings:

	Third Quarter		Nine Months
	9/28/12	9/30/11	9/28/12	9/30/11
Severance and other termination benefits	$2.3	$14.5	$24.4	$15.7
Facility and other exit costs	1.0	5.0	36.9	4.8
Accelerated amortization of intangible assets	—	—	47.7	—
Other obligations	—	—	1.2	—

Total restructuring and other charges	$3.3	$19.5	$110.2	$20.5

The following table summarizes restructuring and other charges activity by segment for the third quarter and the first nine months of 2012 and the status of the reserves at September 28, 2012:

		Third Quarter Activity
	Balance at 6/29/12	Restructuring Expense	Cash Payments	Other Activities[1]	Balance at 9/28/12
2012 Restructuring Plan
Optical	$1.9	$0.7	$(0.4)	$—	$2.2
Data	8.7	1.6	(1.4)	(1.2)	7.7
Access	0.8	0.3	(0.1)	(0.1)	0.9
Services	0.7	0.5	(0.4)	—	0.8

Subtotal 2012 Restructuring Plan	12.1	3.1	(2.3)	(1.3)	11.6

2011 Restructuring Plan
Optical	2.0	0.3	(1.2)	—	1.1
Data	2.8	—	(0.5)	—	2.3
Access	0.5	0.1	(0.2)	—	0.4
Services	0.5	(0.4)	—	—	0.1

Subtotal 2011 Restructuring Plan	5.8	—	(1.9)	—	3.9

Previous Restructuring Plans
Optical	0.2	—	—	—	0.2
Data	1.5	—	(0.1)	—	1.4
Access	2.2	0.2	(0.2)	—	2.2
Services	0.1	—	(0.1)	—	—

Subtotal Previous Restructuring Plans	4.0	0.2	(0.4)	—	3.8

Total Restructuring Plans	$21.9	$3.3	$(4.6)	$(1.3)	$19.3

		Nine Months Activity
	Balance at 12/30/11	Restructuring Expense	Cash Payments	Other Activities[1]	Balance at 9/28/12
2012 Restructuring Plan
Optical	$—	$4.7	$(1.6)	$(0.9)	$2.2
Data	—	99.8	(16.6)	(75.5)	7.7
Access	—	1.6	(0.5)	(0.2)	0.9
Services	—	2.3	(1.5)	—	0.8

Subtotal 2012 Restructuring Plan	—	108.4	(20.2)	(76.6)	11.6

2011 Restructuring Plan
Optical	4.4	1.9	(4.6)	(0.6)	1.1
Data	5.5	—	(3.0)	(0.2)	2.3
Access	1.1	0.1	(0.8)	—	0.4
Services	1.6	(0.3)	(1.2)	—	0.1

Subtotal 2011 Restructuring Plan	12.6	1.7	(9.6)	(0.8)	3.9

Previous Restructuring Plans
Optical	0.4	(0.1)	(0.1)	—	0.2
Data	1.9	—	(0.5)	—	1.4
Access	2.6	0.2	(0.6)	—	2.2
Services	0.2	—	(0.2)	—	—

Subtotal Previous Restructuring Plans	5.1	0.1	(1.4)	—	3.8

Total Restructuring Plans	$17.7	$110.2	$(31.2)	$(77.4)	$19.3

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

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	9/28/12
	Gross Assets	Accumulated Amortization	Net
Developed technology	$147.6	$(147.3)	$0.3
Customer relationships	30.9	(25.7)	5.2

Total	$178.5	$(173.0)	$5.5

	12/30/11
	Gross Assets	Accumulated Amortization	Net
Developed technology	$212.8	$(169.1)	$43.7
Customer relationships	35.2	(23.7)	11.5
Trade names/trademarks	0.2	(0.2)	—
Leasehold improvements	(2.7)	2.3	(0.4)
Non-compete arrangements	13.1	(10.8)	2.3

Total	$258.6	$(201.5)	$57.1

The estimated future amortization expense of intangible assets subject to amortization as of September 28, 2012 follows:

2012 (remaining three months)	$1.1
2013	$4.2
2014	$0.1
2015	$0.1

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

We have applied a valuation method for financial assets and liabilities and recurring non-financial assets consistently during this period and prior periods. The following table sets forth financial instruments owned at fair value by level in the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis are:

		Fair Value Measurements at September 28, 2012
	Balance at 9/28/12	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$152.4	$152.4	$—	$—
Corporate debt obligations guaranteed by FDIC	21.1	—	21.1	—
Corporate debt obligations	188.6	—	188.6	—
Mortgaged backed debt obligations guaranteed by GNMA	97.7	—	97.7	—
Certificates of deposit guaranteed by FDIC	3.2	—	3.2	—
Foreign government debt obligations	224.7	—	224.7	—
Foreign corporate debt obligations	119.2	—	119.2	—

Subtotal	806.9	152.4	654.5	—
Other marketable securities	201.6	201.6	—	—
Derivative financial instruments	0.1	—	0.1	—

Total Assets	$1,008.6	$354.0	$654.6	$—

Liabilities
Loan related to other marketable securities	$201.6	$201.6	$—	$—
Derivative financial instruments	2.4	—	2.4	—

Total Liabilities	$204.0	$201.6	$2.4	$—

		Fair Value Measurements at December 30, 2011
	Balance at 12/30/11	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$195.7	$195.7	$—	$—
Corporate debt obligations guaranteed by FDIC	66.8	—	66.8	—
Corporate debt obligations	201.5	—	201.5	—
Mortgaged backed debt obligations guaranteed by GNMA	91.2	—	91.2	—
Certificates of deposit guaranteed by FDIC	1.5	—	1.5	—
Foreign government debt obligations	223.0	—	223.0	—
Foreign corporate debt obligations	64.2	—	64.2	—

Subtotal	843.9	195.7	648.2	—
Other marketable securities	190.9	190.9	—	—
Derivative financial instruments	0.2	—	0.2	—

Total Assets	$1,035.0	$386.6	$648.4	$—

Liabilities
Loan related to other marketable securities	$190.9	$190.9	$—	$—
Derivative financial instruments	0.2	—	0.2	—

Total Liabilities	$191.1	$190.9	$0.2	$—

5. Investments

We account for investments in marketable securities at fair value, with the unrealized gain or loss, less deferred income taxes, included in Other comprehensive income (loss) and shown as a separate component of stockholders’ equity. We base realized gains and losses on specific identification of the security sold. At September 28, 2012, and December 30, 2011, available-for-sale marketable securities consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
September 28, 2012
U.S. government debt obligations	$151.9	$0.5	$—	$152.4
Corporate debt obligations guaranteed by FDIC	21.1	—	—	21.1
Corporate debt obligations	186.4	2.3	(0.1)	188.6
Mortgaged backed debt obligations guaranteed by GNMA	97.2	0.8	(0.3)	97.7
Certificates of deposit guaranteed by FDIC	3.2	—	—	3.2
Foreign government debt obligations	222.1	2.9	(0.3)	224.7
Foreign corporate debt obligations	118.4	0.8	—	119.2

Total	$800.3	$7.3	$(0.7)	$806.9

December 30, 2011
U.S. government debt obligations	$195.2	$0.5	$—	$195.7
Corporate debt obligations guaranteed by FDIC	66.6	0.2	—	66.8
Corporate debt obligations	201.4	0.8	(0.7)	201.5
Mortgaged backed debt obligations guaranteed by GNMA	90.9	0.4	(0.1)	91.2
Certificates of deposit guaranteed by FDIC	1.5	—	—	1.5
Foreign government debt obligations	221.5	1.5	—	223.0
Foreign corporate debt obligations	64.1	0.2	(0.1)	64.2

Total	$841.2	$3.6	$(0.9)	$843.9

The following table summarizes the maturities of our available-for-sale marketable securities at September 28, 2012:

	Amortized Cost	Fair Value
Less than 12 months	$262.8	$264.5
Due in 1 to 5 years	438.3	442.8
Due after 5 years	99.2	99.6

Total	$800.3	$806.9

Gross unrealized gains and losses related to fixed-income securities were caused by interest rate fluctuations. We review investments held with unrealized losses to determine if the loss is other-than-temporary. We evaluated near-term prospects of the security in relation to the severity and duration of the unrealized loss. We also assessed our intent to sell the security, whether it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover its entire amortized cost basis. Based on our review, we do not intend to sell these securities and believe that they will recover their entire amortized cost basis; therefore, we do not consider these investments to be other-than-temporarily impaired at September 28, 2012. No other-than-temporary impairments were recorded in the third quarter or first nine months of 2012. We recognized an other-than-temporary impairment of $1.2 million in the first nine months of 2011.

Investments in marketable securities with unrealized losses at September 28, 2012, and December 30, 2011, were as follows:

	Unrealized Loss Less than 12 months		Unrealized Loss Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 28, 2012
Corporate debt obligations	$16.2	$(0.1)	$—	$—	$16.2	$(0.1)
Mortgaged backed debt obligations guaranteed by GNMA	29.4	(0.3)	—	—	29.4	(0.3)
Foreign government debt obligations	22.2	(0.3)	—	—	22.2	(0.3)

Total	$67.8	$(0.7)	$—	$—	$67.8	$(0.7)

December 30, 2011
Corporate debt obligations	$81.0	$(0.7)	$—	$—	$81.0	$(0.7)
Mortgaged backed debt obligations guaranteed by GNMA	31.4	(0.1)	—	—	31.4	(0.1)
Foreign corporate debt obligations	24.1	(0.1)	—	—	24.1	(0.1)

Total	$136.5	$(0.9)	$—	$—	$136.5	$(0.9)

The following table presents gross realized gains and losses related to fixed income investments for the three months and nine months ending September 28, 2012, and September 30, 2011:

	Third Quarter		Nine Months
	9/28/12	9/30/11	9/28/12	9/30/11
Gross realized gains	$1.0	$1.7	$1.5	$3.1
Gross realized losses	(0.2)	(1.4)	(0.7)	(3.2)

Total	$0.8	$0.3	$0.8	$(0.1)

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

The deferred tax liability was $195.2 million as of September 28, 2012, and December 30, 2011, and is netted against other tax items in Income Taxes in the current liabilities section of our Consolidated Balance Sheets. The aggregate amount of the fair values of those stock loans is reflected as a current liability on the balance sheets as of September 28, 2012, and December 30, 2011. The values of both the asset and liability move in tandem with each other since each is based on the number of shares we hold at the current stock price. At September 28, 2012, Other marketable securities and Loan related to other marketable securities was $201.6 million at a market price of $19.10 per share and $190.9 million at a market price of $18.08 per share at December 30, 2011. The fees associated with the stock loan agreement were $0.2 million in the third quarter of 2012, $0.3 million in the third quarter of 2011, $0.9 million in the first nine months of 2012 and $0.8 million in the first nine months of 2011.

In addition to the above investments, we maintain investments in partnerships and start-up technology companies. We record these investments in Other Assets, at cost. These investments totaled $2.5 million at September 28, 2012, and $3.2 million at December 30, 2011. We review each investment quarterly, including historical and projected financial performance, expected cash needs and recent funding events. We recognize other-than-temporary impairments if the market value of the investment is below its cost basis for an extended period of time or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. No other-than-temporary impairments were recorded in the third quarter and first nine months of 2012. Other-than-temporary impairments were $0.6 million for the third quarter and first nine months of 2011.

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

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income. These derivative contracts are not designated as hedges. At September 28, 2012, we held non-designated foreign currency forward contracts in 13 currencies, with a gross notional equivalent of $222.1 million.

Net Investment Hedges

We entered into three-month foreign currency forward contracts and a three-month foreign currency collar contract, designated as net investment hedges, to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts, less applicable deferred income taxes are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment in the foreign subsidiary. We conduct monthly effectiveness tests of net investment hedges on a spot-to-spot basis, excluding forward points, and any measurement of ineffectiveness is recorded in income. As of September 28, 2012, we had a net unrealized gain of $17.4 million in Accumulated other comprehensive income related to settled contracts and a net loss of $0.1 million related to unsettled contracts. We held net investment hedges with a notional value of 150 million Euros at the end of the quarter.

The fair value of derivative instruments in the Consolidated Balance Sheet as of September 28, 2012, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Net investment hedges	$—	$2.2
Balance sheet hedges (Non-designated hedges)	0.1	0.2

Total derivatives	$0.1	$2.4

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 30, 2011, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Net investment hedges	$0.1	$—
Balance sheet hedges (Non-designated hedges)	0.1	0.2

Total derivatives	$0.2	$0.2

The effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) follows:

	Third Quarter
	(Loss) Gain Recognized in Accumulated OCI, net (Effective Portion)		Loss Recognized in Other Expense, net: Excluded from Effectiveness testing
	9/28/12	9/30/11	9/28/12	9/30/11
Net investment hedges	$(3.8)	$4.1	$—	$(0.3)

	Nine Months
	Loss Recognized in Accumulated OCI, net (Effective Portion)		Gain (Loss) Recognized in Other Expense, net: Excluded from Effectiveness testing
	9/28/12	9/30/11	9/28/12	9/30/11
Net investment hedges	$(1.3)	$(5.9)	$0.2	$(0.5)

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) follows:

	Third Quarter		Nine Months
	Gain (Loss) Recognized in Other Expense, net [1]		(Loss) Gain Recognized in Other Expense, net [1]
	9/28/12	9/30/11	9/28/12	9/30/11
Foreign currency forward and option contracts	$0.1	$(1.2)	$(0.5)	$5.3

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

We classify the portion of warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Product warranty liabilities are as follows:

	Third Quarter		Nine Months
	9/28/12	9/30/11	9/28/12	9/30/11
Balance – beginning of period	$16.3	$20.0	$17.0	$19.4
Accruals for product warranties	2.0	2.2	4.9	7.1
Settlements	(1.2)	(1.1)	(3.4)	(3.4)
Other adjustments to accruals for product warranties	(1.7)	(2.0)	(3.1)	(4.0)

Balance – end of period	$15.4	$19.1	$15.4	$19.1

	Balance at 9/28/12	Balance at 9/30/11
Balance sheet classification - end of period
Other accrued liabilities	$6.7	$8.9
Other long-term liabilities	8.7	10.2

Total product warranty liabilities	$15.4	$19.1

8. Equity-Based Compensation

The Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan (2004 Plan) provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units (PSUs). Equity-based grants vest over one to four years, with the majority vesting over a three-year period. We recognize compensation expense for stock options, restricted stock and PSUs over the service period based on the fair value on the grant date. Stock options and SARs granted but unexercised expire 10 years from the grant date. Stockholders previously approved 53,889,977 shares for grant under the 2004 Plan, of which 18,859,784 remain available for grant at September 28, 2012.

Stock Options

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the fair value assumptions used to compute the weighted average fair value of stock option grants at the date of grant:

	9/28/12	9/30/11
Expected volatility	43.3%	46.5%
Risk-free interest rate	0.9%	2.1%
Expected term (in years)	5.3	5.3
Expected dividend yield	2.0%	1.5%

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

The following is a summary of stock option activity during 2012 as of September 28, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding – beginning of year	20,719,482	$7.68
Granted	2,102,207	$3.95
Exercised	(138,665)	$0.48
Forfeited/expired	(5,180,890)	$7.06

Outstanding – end of period	17,502,134	$7.48	3.8	$0.1

Exercisable – end of period	14,868,901	$7.94	2.9	$0.1
Shares vested or expected to vest	17,305,651	$7.51	3.7	$0.1

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of September 28, 2012, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the third quarter of 2012 was $0.1 million.

The weighted average fair value of stock options granted during the first nine months of 2012 was $1.29 per option.

Cash-Settled Stock Appreciation Rights

The 2004 Plan provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the 2004 Plan. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (the market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. These cash payments were negligible in the first nine months of 2012 and 2011.

The following is a summary of cash-settled SARs activity during 2012 as of September 28, 2012:

	Shares	Weighted Average Exercise Price
Outstanding – beginning of year	492,131	$6.81
Granted	16,200	$3.98
Forfeited/expired	(40,684)	$7.26

Outstanding – end of period	467,647	$6.67

Restricted Stock

The fair market value of restricted stock vested was $9.0 million in the first nine months of 2012. The weighted average grant date fair value of restricted stock was $3.88 per share in the first nine months of 2012 and $5.32 per share in the first nine months of 2011.

The following is a summary of restricted stock activity during 2012 as of September 28, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	4,854,587	$6.29
Granted	2,619,842	$3.88
Vested	(2,390,007)	$6.09
Forfeited	(1,271,870)	$6.27

Non-vested – end of period	3,812,552	$4.76

Performance Stock Units

The 2004 Plan provides for the granting of PSUs. We granted 1,963,478 PSUs in the first nine months of 2012 and 1,654,965 PSUs in the first nine months of 2011. The PSUs granted in the first nine months of 2012 entitle the recipients to receive shares of our common stock commencing in the first quarter of 2013, contingent on the achievement of operating earnings targets and strategic goals for the 2012 fiscal year. Following achievement of these measures and subject to continued employment, one-third of such shares will be issued in annual installments beginning in the first quarter of 2013. At maximum target performance, we will issue two shares for each PSU granted. The weighted average fair value of PSUs granted in the first nine months of 2012 was $3.98 per share and the weighted average fair value of PSUs granted in the first nine months of 2011 was $5.39 per share.

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

The following is a summary of PSU activity during 2012 as of September 28, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	2,269,410	$5.51
Granted	1,963,478	$3.98
Vested	(825,996)	$5.28
Forfeited	(1,716,260)	$4.96

Non-vested – end of period	1,690,632	$4.40

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, SARs, restricted stock, and PSUs by line item on the Statements of Operations and Comprehensive Income (Loss):

	Third Quarter		Nine Months
	9/28/12	9/30/11	9/28/12	9/30/11
Cost of revenue – products	$0.3	$0.4	$0.9	$1.3
Cost of revenue – services	0.4	0.5	1.3	1.7
Research and development	1.0	2.3	4.2	7.9
Sales and marketing	0.6	1.0	2.3	3.7
General and administrative	3.1	2.1	7.1	7.3

Equity-based compensation expense before income taxes	5.4	6.3	15.8	21.9
Income tax benefit	(0.1)	—	(0.3)	(2.6)

Total equity-based compensation expense after income taxes	$5.3	$6.3	$15.5	$19.3

The following table sets forth the total equity-based compensation expense by type:

	Third Quarter		Nine Months
	9/28/12	9/30/11	9/28/12	9/30/11
Stock options	$1.6	$1.1	$3.6	$3.7
Cash-settled SARs	—	—	(0.1)	(0.2)
Restricted stock	3.3	3.8	9.1	13.6
Performance stock units	0.5	1.4	3.2	4.8

Total	$5.4	$6.3	$15.8	$21.9

As of September 28, 2012, we had $18.5 million of unrecognized equity-based compensation cost that we expect to recognize over a weighted average period of 1.8 years.

9. Income Taxes

We recorded tax expense of $3.7 million in the third quarter and $14.2 million in the first nine months of 2012. Our tax expense results in an effective tax rate above the federal statutory rate of 35% because we are unable to recognize tax benefits on domestic losses due to the valuation allowance maintained against domestic deferred tax assets, combined with tax expense on income from foreign operations. We expect to continue to maintain a valuation allowance against domestic and certain non-U.S. deferred tax assets until a sufficient level of profitability is attained.

10. Comprehensive Income (Loss)

Comprehensive income (loss) for the third quarter and the first nine months of 2012 and 2011 consists of the following:

	Third Quarter		Nine Months
	9/28/12	9/30/11	9/28/12	9/30/11
Net loss	$(3.9)	$(130.1)	$(148.4)	$(183.5)
Net change in unrealized gains (losses) related to:
Available-for-sale securities, net of tax	1.2	0.9	2.1	0.2
Net investment hedges, net of tax	(3.8)	4.1	(1.3)	(5.9)
Foreign currency translation adjustments	19.9	(39.5)	(1.9)	9.3

Comprehensive income (loss)	$13.4	$(164.6)	$(149.5)	$(179.9)

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

Accumulated other comprehensive income (net of tax) for the first nine months of 2012 consists of the following:

	Unrealized Net Gain (Loss) on Available-for- Sale Securities	Net Investment Hedges	Foreign Currency Translation Adjustments	Unrecognized Prior Service Cost	Unrecognized Net Gain on Retiree Medical Plan	Accumulated Other Comprehensive Income
Balance at December 30, 2011	$1.9	$18.6	$67.5	$(0.2)	$2.0	$89.8
Pretax activity, net	3.0	(1.6)	(1.9)	—	—	(0.5)
Tax effect	(0.9)	0.3	—	—	—	(0.6)

Balance at September 28, 2012	$4.0	$17.3	$65.6	$(0.2)	$2.0	$88.7

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

Data segment products are primarily used in mobile backhaul applications, and for business services and various edge routing applications. The Data segment includes the packet-switched Tellabs® 8600 Managed Edge System, the Tellabs® 8800 Multiservice Router Series, and Tellabs® 9200 Content-Aware Router Series, as well as the Tellabs®8100 Managed Access System.

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

Consolidated revenue by segment follows:

	Third Quarter		Nine Months
	9/28/12	9/30/11	9/28/12	9/30/11
Optical	$108.0	$120.4	$334.8	$368.8
Data	66.2	109.1	213.3	312.7
Access	42.3	43.2	115.5	123.1
Services	47.9	57.1	146.8	164.3

Total revenue	$264.4	$329.8	$810.4	$968.9

Segment profit (loss) and reconciliation to operating loss by segment follows:

	Third Quarter		Nine Months
	9/28/12	9/30/11	9/28/12	9/30/11
Optical	$23.5	$20.6	$67.3	$67.1
Data	1.4	8.0	1.8	(7.8)
Access	11.1	7.2	23.5	26.6
Services	15.6	22.8	48.0	54.4

Total segment profit	$51.6	$58.6	$140.6	$140.3
Sales and marketing expenses	(29.7)	(41.4)	(98.3)	(126.9)
General and administrative expenses	(17.9)	(18.6)	(58.7)	(63.3)
Equity-based compensation	(1.7)	(3.1)	(6.5)	(11.1)
Intangible asset amortization	(1.1)	(5.0)	(4.3)	(15.3)
Restructuring and other charges	(3.3)	(19.5)	(110.2)	(20.5)
Goodwill and IPR&D impairment	—	(102.7)	—	(102.7)

Operating loss	$(2.1)	$(131.7)	$(137.4)	$(199.5)

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

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 6,487,686, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On March 21, 2008, Tellabs filed its answer, defenses and counterclaims in response to the complaint. A trial date had been set for May 10, 2010, in the Eastern District of Texas, however on July 7, 2009, the court granted Tellabs’ motion to transfer and issued an order transferring the action to the United States District Court for the Northern District of Illinois (Case No. 1:09-cv-04530). On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action instituted by Tellabs against Fujitsu in the Northern District of Illinois. On November 4, 2010, the Court dismissed with prejudice Fujitsu’s claim for infringement of Fujitsu’s U.S. Patent No. 6,487,686. In conjunction with the dismissal, Fujitsu signed a covenant not to sue Tellabs for infringement as to any claim of Fujitsu’s U.S. Patent No. 6,487,686, as to any Tellabs products as they currently exist or existed in the past. On March 31, 2011, the Court issued an Order denying a motion by Tellabs for summary judgment of invalidity based on indefiniteness of Fujitsu’s U.S. Patent No. 5,386,418, and granting a motion by Fujitsu for summary judgment for judicial correction of an error in asserted Claim 1 of the same patent as originally issued. The Court issued a Markman ruling on Fujitsu’s U.S. Patent Nos. 5,526,163, 5,521,737 and 5,386,418, as well as patents from the consolidated action, in a Memorandum Opinion and Order dated September 29, 2011. On this same date the Court denied Fujitsu’s Motion for Leave to File First Amended Complaint and granted Tellabs’ motion to disallow the filing of Fujitsu’s First Amended Complaint and Fujitsu’s supplemental infringement contentions. Fujitsu’s motion had sought to amend its allegations of direct infringement with respect to products from Tellabs’ 5500, NGX, 7100 and 6300 product lines with various additional allegations, including allegations of indirect infringement. Fujitsu thereafter filed a further motion to amend its final infringement contentions, and on March 22, 2012, the Court denied Fujitsu’ motion. In turn, on April 30, 2012, Fujitsu Limited filed a new complaint against Tellabs in the Northern District of Illinois (see Civil Action No. 1:12-cv-03229 set forth below), setting forth additional allegations of infringement of the same patents that Fujitsu unsuccessfully sought to add to the present action. A trial date was set for July 16, 2012, however in an Order dated May 22, 2012, the Court reset the schedule so as to commence trial on Fujitsu’s U.S. Patent No. 7,227,681 (Civil Action No. 1:08-cv-3379, described below) on August 27, 2012, while deferring to a later time the setting of any trial date as to the remaining patents at issue between the parties. The parties conducted a non-binding mediation on May 30-31, 2012, which did not result in any settlement, and no other mediation between the parties is presently scheduled. As an ordinary component of expert discovery, each of the parties served an expert report prepared by the party’s respective damages experts, which are subject to a governing Protective Order of confidentiality. Notwithstanding these reports, the two sides remain far apart, and Tellabs cannot estimate the possible loss or range of loss. On September 26, 2012, the Court granted a motion by Tellabs for summary judgment of invalidity of all asserted claims of Fujitsu’s U.S. Patent No. 5,386,418, and judgment was entered in favor of Tellabs on its counterclaim for declaratory judgment of invalidity of the same patent. On October 25, 2012, Fujitsu filed a notice of appeal of the Court’s order and judgment as to the invalidity of Fujitsu’s U.S. Patent No. 5,386,418. On September 27, 2012, the Court denied a motion by Tellabs for summary judgment of invalidity of Fujitsu’s U.S. Patent No. 5,521,737. A trial date of January 14, 2013, had been set by the Court to commence trial of Fujitsu’s U.S. Patent Nos. 5,526,163 and 5,521,737, however on November 1, 2012, the scheduled trial date was struck from the Court’s calendar in favor of an alternative trial date to be later determined. Tellabs contests any liability and will continue to vigorously defend itself accordingly.

Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications Inc. On June 11, 2008, Tellabs Operations, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against Fujitsu Limited and Fujitsu Network Communications, Inc. in a case captioned Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications, Inc. Civil Action No. 1:08-cv-3379. The complaint alleges infringement of Tellabs Operations, Inc.’s U.S. Patent No. 7,369,772, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 5, 2008, each of Fujitsu Limited and Fujitsu Network Communications, Inc. served its answer, defenses and counterclaims in response to the complaint. Fujitsu Limited also brought counterclaims against Tellabs, Inc. and Tellabs Operations, Inc. alleging infringement of two U.S. patents, namely U.S. Patent Nos. 5,533,006 and 7,227,681, seeking unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On September 22, 2008, Tellabs Operations, Inc. filed its answer to the counterclaims of Fujitsu Network Communications, Inc., and also filed its counterclaims and reply to counterclaims of Fujitsu Limited. On that same date, Tellabs, Inc. filed its answer and counterclaims against Fujitsu Limited. On September 15, 2009, the Court in the Northern District of Illinois consolidated this action, for discovery purposes only, with the action filed by Fujitsu transferred to the Northern District of Illinois by the Eastern District of Texas. On March 31, 2011, the Court issued an Order granting Tellabs’ motion for summary judgment of invalidity of all claims of Fujitsu’s U.S. Patent No. 5,533,006. The Court issued a Markman ruling on U.S. Patent Nos. 7,369,772 and 7,227,681, as well as patents from the consolidated action, in a Memorandum Opinion and Order dated September 29, 2011. On March 22, 2012, the Court denied Tellabs’ motion to sever and stay Tellabs’ claims involving U.S. Patent No. 7,369,772, in view of Tellabs’ January 12, 2012, filing of an amendment of the claims of the patent for further consideration by the United States Patent and Trademark Office, following a December 12, 2011, decision by the Board of Patent Appeals and Interferences (BPAI) to reverse the Examiner’s decision to not reject the claims of U.S. Patent No. 7,369,772 in an inter partes reexamination of the patent requested by Fujitsu in the Patent Office. On the same date the Court also denied a motion by Fujitsu to amend its final infringement contentions. In turn, on April 30, 2012, Fujitsu Limited filed a new complaint against Tellabs in the Northern District of Illinois (see Civil Action No. 1:12-cv-03229 set forth below), setting forth additional allegations of infringement of the same patents that Fujitsu unsuccessfully sought to add to the present action. A trial date had been set for July 16, 2012, however in an Order dated May 22, 2012, the Court reset the schedule so as to commence trial on Fujitsu’s U.S. Patent No. 7,227,681 on August 27, 2012, while deferring to a later time the setting of any trial date as to the remaining patents at issue between the parties. The parties conducted a non-binding mediation on May 30-31, 2012, which did not result in any settlement, and no other mediation between the parties is presently scheduled. On July 27, 2012, the Court responded to Fujitsu’s further motions related to claim construction of Fujitsu’s U.S. Patent No. 7,227,681, and denied a motion by Tellabs for summary judgment of invalidity of Fujitsu’s U.S. Patent No. 7,227,681. On July 31, 2012, the Court granted Fujitsu’s motion for summary judgment finding no inequitable conduct as to Fujitsu’s U.S. Patent No. 7,227,681. On August 8, 2012, the Court issued further orders related to the construction of claims of Fujitsu’s U.S. Patent No. 7,227,681. As an ordinary component of expert discovery, each of the parties served an expert report prepared by the party’s respective damages experts, which are subject to a governing Protective Order of confidentiality. Notwithstanding these reports, the two sides remain far apart, and

Tellabs cannot estimate the possible loss or range of loss. Trial on Fujitsu’s U.S. Patent No. 7,227,681 commenced on August 27, 2012, and concluded on September 7, 2012, whereupon the jury’s verdict the Court entered judgment in favor of Tellabs on Fujitsu’s claim for infringement of Fujitsu’s U.S. Patent No. 7,227,681 and in favor of Fujitsu on Tellabs’ claim for invalidity of the same patent, and the parties’ respective post-trial motions are now pending before the Court. Tellabs contests any liability and will continue to vigorously defend itself accordingly.

Fujitsu Limited v. Tellabs, Inc. On April 30, 2012, Fujitsu Limited filed a complaint in the United States District Court for the Northern District of Illinois against Tellabs in a case captioned Fujitsu Limited v. Tellabs Operations, Inc., Tellabs, Inc., and Tellabs North America, Inc., Civil Action No. 1:12-cv-03229. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 7,227,681, the same patents at issue in pending Civil Action Nos. 1:09-cv-04530 and 1:08-cv-3379, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. The complaint includes allegations of infringement that Fujitsu previously sought unsuccessfully to add to pending Civil Action Nos. 1:09-cv-04530 and 1:08-cv-3379. By the grant of a joint motion by the parties, Civil Action No. 1:12-cv-03229 was reassigned to the calendar of Chief Judge Holderman, who is also presiding over Civil Action Nos. 1:08-cv-03379 and 1:09-cv-04530. On June 4, 2012, the Tellabs defendants filed a motion to dismiss the Complaint pursuant to Fed. R. Civ. P. 12(B)(6), which remains pending before the Court.

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

Cheetah Omni, LLC v. Alcatel-Lucent USA Inc. et al. On July 29, 2011, a complaint was filed in the United States District Court for the Eastern District of Texas, Tyler Division, against Tellabs and several other companies in a case captioned Cheetah Omni LLC v. Alcatel-Lucent USA Inc. et al., Civil Action No. 6:11cv390. The complaint includes allegations of infringement by Tellabs, Inc., Tellabs Operations, Inc., and Tellabs North America, Inc., of U.S. Patent Nos. 6,888,661; 6,847,479; 6,856,459; and 6,940,647, and seeks unspecified damages, as well as interest, costs, disbursements, attorney fees and other remedies including injunctive relief. Tellabs was served with the original complaint on August 31, 2011. Before any response to the original complaint was due, Tellabs was served with an amended complaint on October 14, 2011. On November 8, 2011, the Tellabs entities filed their answers, defenses and counterclaims in response to the amended complaint. In addition to the four patents asserted against Tellabs in the complaint, another three patents are asserted against Tellabs in plaintiff’s infringement contentions dated August 23, 2012. The newly asserted patents are U.S. Patent Nos. 7,116,862; 7,339,714; and 6,882,771. The accused products include products from the Tellabs 7100 product line. The parties are in discovery. A trial date has been set for March 10, 2014.

Internet Machines LLC v. Avnet, Inc., et al. On February 13, 2012, a second amended complaint was filed in the United States District Court for the Eastern District of Texas, Tyler Division, naming Tellabs, Inc. among several defendants in a case captioned Internet Machines LLC v. Avnet, Inc., et al., Civil Action Nos. 6:10-CV-548-MHS and 6:11-CV-250-MHS (Consolidated). The plaintiff thereafter filed a third amended complaint on March 2, 2012. The amended complaints allege infringement of U.S. Patent Nos. 7,454,552, 7,421,532, 7,814,259 and 7,945,722, and seek unspecified damages including enhanced damages, as well as interest, costs, expenses, attorney fees and other remedies including injunctive relief. On March 27, 2012, Tellabs filed its answer, defenses and counterclaims in response to the third amended complaint. On September 4, 2012, the Court issued an Order granting a motion by the defendants to stay the litigation, whereby the litigation is stayed pending entry of a final non-appealable judgment in a prior proceeding in which Tellabs is not named (Internet Machines LLC v. Alienware Corp., No 6:10-cv-23 (E.D. Tex. Filed Feb. 2, 2010)).

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

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock. We purchased 11 thousand shares for $36 thousand in the third quarter of 2012, and 19 thousand shares for $67 thousand in the first nine months of 2012 under this program.

As of September 28, 2012, we purchased 56.6 million shares of our common stock under the $600 million repurchase program at a total cost of $375.4 million, leaving $224.6 million available to be purchased under this program. We did not purchase any shares under this program in the third quarter and first nine months of 2012. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 0.2 million shares for $0.7 million in the third quarter of 2012, and 1.0 million shares for $3.7 million in the first nine months of 2012 to cover minimum withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

14. Net Loss Per Share

The following table sets forth the computation of net loss per share:

	Third Quarter		Nine Months
	9/28/12	9/30/11	9/28/12	9/30/11
Numerator:
Net loss	$(3.9)	$(130.1)	$(148.4)	$(183.5)

Denominator:
Denominator for basic net loss per share – weighted average shares outstanding	367.7	365.2	366.8	364.3
Effect of dilutive securities:
Employee stock options and restricted and performance stock awards	—	—	—	—

Denominator for diluted net loss per share – adjusted weighted average shares outstanding and assumed conversions	367.7	365.2	366.8	364.3

Net loss per share, basic	$(0.01)	$(0.36)	$(0.40)	$(0.50)

Net loss per share, diluted[1]	$(0.01)	$(0.36)	$(0.40)	$(0.50)

1 Dilutive securities are not included in the computation of diluted earnings per share when a company is in a loss position. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the third quarter and first nine months of 2012 and 2011 are the same. Diluted weighted average shares outstanding were 368.2 million in the third quarter of 2012, 368.6 million in the first nine months of 2012, 365.9 million in the third quarter of 2011 and 366.4 million in the first nine months of 2011.

15. Subsequent Event

On October 24, 2012, management initiated a restructuring plan that is designed to further align expenses with revenue and current market conditions. In order to reduce costs and operating expenses, this plan includes moving certain functions to lower cost geographies. Actions under this plan are expected to be substantially completed by the end of the fourth quarter of 2013. We expect to record pretax charges in the fourth quarter of 2012 through the first quarter of 2013 of approximately $11 million. The pretax charges will consist of $9 million for severance-related charges that will affect approximately 200 employees, and $2 million for facility- and asset-related charges. Estimated cash payments under this plan are expected to be $9 million beginning in the fourth quarter of 2012 and continuing through the end of 2014.

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

Data segment products are primarily used in mobile backhaul applications, and for business services and various edge routing applications. The Data segment includes the Tellabs® 8600, 8800 and 9200 Smart Routers, as well as the Tellabs® 8100 Managed Access Systems.

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

Tellabs continues to develop new products and services that are primarily funded by profits from earlier-developed products and services. As customers migrate to new technologies, revenue from earlier-developed products and services declines and overall corporate profitability suffers. This situation is compounded when customers are slow to adopt our new products and services. In the face of these market conditions, we continue to transform the company, streamlining costs, sales and marketing, and general and administrative expenses, so that we can increase investment in research and development for future growth with the near-term goal of maintaining nominal profitability on a non-GAAP basis and generating positive cash flow from operations.

RESULTS OF OPERATIONS

Net loss in the third quarter of 2012 was $3.9 million or $0.01 per share (basic and diluted), compared with net loss of $130.1 million or $0.36 per share (basic and diluted) in the third quarter of 2011 when results included $102.7 million in impairment charges for goodwill and in-process research and development (IPR&D). For the first nine months of 2012, net loss was $148.4 million or $0.40 per share (basic and diluted), compared with net loss of $183.5 million or $0.50 per share (basic and diluted) in the first nine months of 2011. Lower operating expenses, offset by lower gross profit margins, reduced the net loss in the third quarter of 2012, compared with the year-ago period. The net loss in the first nine months of 2012 was driven primarily by lower overall revenue and $110.2 million in restructuring and other charges incurred in the first nine months of 2012.

Revenue (in millions)

	Third Quarter			Nine Months
	2012	2011	Change	2012	2011	Change
Products	$216.5	$272.7	(20.6)%	$663.6	$804.6	(17.5)%
Services	47.9	57.1	(16.1)%	146.8	164.3	(10.7)%

Total revenue	$264.4	$329.8	(19.8)%	$810.4	$968.9	(16.4)%

Third quarter 2012 compared with third quarter 2011

Total revenue was $264.4 million, compared with $329.8 million, as revenue declined in each operating segment. On a geographic basis, revenue from customers outside North America was $138.1 million (or 52% of total revenue), compared with $178.8 million (or 54% of total revenue), as revenue declined in all geographic regions outside North America. Revenue from customers in North America (United States and Canada) was $126.3 million (or 48% of total revenue), compared with $151.0 million (or 46% of total revenue).

First nine months of 2012 compared with first nine months of 2011

Total revenue was $810.4 million, compared with $968.9 million, as revenue declined in each operating segment. On a geographic basis, revenue from customers outside North America was $419.6 million (or 52% of total revenue) compared with $465.6 million (or 48% of total revenue) as increased revenue in the Latin America Caribbean (LAC) region was offset by lower revenue in the Europe, Middle East, Africa (EMEA) and Asia Pacific (APAC) regions. Revenue from customers in North America was $390.8 million (or 48% of total revenue), compared with $503.3 million (or 52% of total revenue), primarily as a result of lower revenue from Tier 1 customers.

Gross Margin

	Third Quarter			Nine Months
	2012	2011	% Point Change	2012	2011	% Point Change
Products	40.8%	41.8%	(1.0)%	40.2%	39.9%	0.3%
Services	31.7%	39.1%	(7.4)%	31.8%	32.1%	(0.3)%
Consolidated	39.2%	41.3%	(2.1)%	38.7%	38.6%	0.1%

Product gross margins declined in the third quarter of 2012, compared with the third quarter of 2011, primarily as a result of lower revenue from Data segment products. Product margins increased slightly in the first nine months of 2012, compared with the first nine months of 2011, as lower costs offset the lower level of overall product revenue.

Services margins declined in the third quarter 2012, compared with the third quarter of 2011, primarily as a result of lower revenue from professional services. Services margins declined in the first nine months of 2012, compared with the first nine months of 2011, primarily as a result of lower revenue from professional services and partially driven by an adjustment for business taxes on sales transactions involving deployment services in a foreign jurisdiction in the second quarter of 2012.

Operating Expenses (in millions)

	Third Quarter			Percent of Revenue
	2012	2011	Change	2012	2011
Research and development	$53.7	$80.8	$(27.1)	20.3%	24.5%
Sales and marketing	29.7	41.4	(11.7)	11.2%	12.6%
General and administrative	17.9	18.6	(0.7)	6.8%	5.6%

Subtotal	101.3	140.8	(39.5)	38.3%	42.7%

Intangible asset amortization	1.1	5.0	(3.9)
Restructuring and other charges	3.3	19.5	(16.2)
Goodwill and IPR&D impairment	—	102.7	(102.7)

Total operating expenses	$105.7	$268.0	$(162.3)

	Nine Months			Percent of Revenue
	2012	2011	Change	2012	2011
Research and development	$179.4	$244.6	$(65.2)	22.1%	25.2%
Sales and marketing	98.3	126.9	(28.6)	12.1%	13.1%
General and administrative	58.7	63.3	(4.6)	7.2%	6.5%

Subtotal	336.4	434.8	(98.4)	41.5%	44.9%

Intangible asset amortization	4.3	15.3	(11.0)
Restructuring and other charges	110.2	20.5	89.7
Goodwill and IPR&D impairment	—	102.7	(102.7)

Total operating expenses	$450.9	$573.3	$(122.4)

In the third quarter of 2012, operating expenses decreased, compared with the year-ago period, due primarily to the $102.7 million impairment charge for goodwill and IPR&D in 2011, as well as lower research and development and sales and marketing expenses related to stopping new development of mobile packet-core products.

For the first nine months of 2012, lower research and development, sales and marketing and general and administrative expenses were partially offset by $110.2 million in restructuring and other charges incurred in the first nine months of 2012. Restructuring and other charges in the third quarter of 2012 are due to severance ($2.3 million) and facility- and asset-related charges ($1.0 million). For the first nine months of 2012, restructuring and other charges are due to facility- and asset-related charges ($38.2 million), severance ($24.3 million) and accelerated amortization for abandoned intangible assets ($47.7 million) related to the mobile packet-core technology.

Other Income (in millions)

	Third Quarter			Nine Months
	2012	2011	Change	2012	2011	Change
Interest income, net	$2.1	$3.0	$(0.9)	$5.5	$9.4	$(3.9)
Other expense, net	(0.2)	(0.9)	0.7	(2.3)	(2.6)	0.3

Total other income	$1.9	$2.1	$(0.2)	$3.2	$6.8	$(3.6)

Interest income was down in the third quarter and first nine months of 2012, compared with the year-ago periods, due to lower interest rates and lower investment balances. Other expense, net was lower in the third quarter of 2012, compared with the third quarter of 2011, primarily due to a $0.6 million write-down of long-term equity investments in the third quarter of 2011. Other expense, net for the first nine months of 2012 primarily consisted of increased costs related to hedging foreign-currency exposures. Other expense, net for the first nine months of 2011 primarily included a $1.8 million charge for other-than-temporary impairments from investments in marketable securities and write-downs of long-term equity investments.

Income Taxes

In the third quarter of 2012, we reported tax expense of $3.7 million, compared with tax expense of $0.5 million in the third quarter of 2011. For the first nine months of 2012, we reported tax expense of $14.2 million, compared with a tax benefit of $9.2 million for the first nine months of 2011. While we were able to partially recognize tax benefits on domestic losses in 2011, we established a valuation allowance in 2011 for the remaining domestic losses. We did not recognize tax benefits on domestic losses in 2012 as it is more likely than not that they will not be realized. As a result, tax expenses for the third quarter and the first nine months of 2012 primarily reflect tax on income from foreign operations.

Segments

We operate in four business segments: Optical, Data, Access and Services.

Segment Revenue (in millions)

	Third Quarter			Nine Months
	2012	2011	Change	2012	2011	Change
Optical	$108.0	$120.4	(10.3)%	$334.8	$368.8	(9.2)%
Data	66.2	109.1	(39.3)%	213.3	312.7	(31.8)%
Access	42.3	43.2	(2.1)%	115.5	123.1	(6.2)%
Services	47.9	57.1	(16.1)%	146.8	164.3	(10.7)%

Total revenue	$264.4	$329.8	(19.8)%	$810.4	$968.9	(16.4)%

Segment Profit (Loss)* (in millions)

	Third Quarter			Nine Months
	2012	2011	Change	2012	2011	Change
Optical	$23.5	$20.6	14.1%	$67.3	$67.1	0.3%
Data	1.4	8.0	(82.5)%	1.8	(7.8)	N/M
Access	11.1	7.2	54.2%	23.5	26.6	(11.7)%
Services	15.6	22.8	(31.6)%	48.0	54.4	(11.8)%

Total segment profit	$51.6	$58.6	(11.9)%	$140.6	$140.3	0.2%

*	We define segment profit (loss) as gross profit less research and development expenses. Segment profit (loss) excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, the impact of equity-based compensation and the goodwill and IPR&D impairment charges.

Third quarter 2012 compared with third quarter 2011

Optical

Revenue from the Optical segment was $108.0 million, compared with $120.4 million. Within this segment, we saw lower revenue from the Tellabs® 6300 managed transport systems, the Tellabs® 5000 digital cross-connect systems, and the Tellabs® 7100 optical transport systems. Optical segment profit grew to $23.5 million, up 14.1% from $20.6 million, despite the lower revenue level. The improvement in optical segment profitability was primarily driven by lower research and development expenses.

Data

Revenue from the Data segment was $66.2 million, compared with $109.1 million, primarily on lower revenue from the Tellabs® 8100 managed access system and the Tellabs® 8600 and 8800 smart routers. Data segment profit, driven primarily by the lower revenue level, was $1.4 million, compared with $8.0 million.

Access

Revenue from the Access segment was $42.3 million, compared with $43.2 million. Within this segment, increased revenue from the Tellabs® 1000 access systems was offset by essentially flat revenue from the Tellabs® 1600 single-family Optical Network Terminals (ONTs) and lower revenue from the Tellabs® 1100 access systems. Access segment profit, driven primarily by improved product gross margins and lower research and development expenses, grew to $11.1 million, up 54.2% from $7.2 million.

Services

Revenue from the Services segment was $47.9 million, compared with $57.1 million. The decline in segment revenue was driven primarily by lower revenue from professional services and support agreements. Services segment profit, driven primarily by the lower level of revenue, was $15.6 million, compared with $22.8 million.

First nine months of 2012 compared with first nine months of 2011

Optical

Revenue from the Optical segment was $334.8 million, compared with $368.8 million. Within this segment, increased revenue from the Tellabs 6300 managed transport systems and flat revenue from the Tellabs 7100 optical transport systems was more than offset by lower revenue from the Tellabs 5000 digital cross-connect systems. Optical segment profit, driven primarily by lower research and development expenses was $67.3 million, compared with $67.1 million, despite the lower revenue level.

Data

Revenue from the Data segment was $213.3 million, compared with $312.7 million, primarily on lower revenue from the Tellabs 8600 and 8800 smart routers. Data segment profit was $1.8 million, compared with a loss of $7.8 million. The return to segment profitability, despite the lower level of revenue, was driven primarily by lower research and development expenses related to stopping new development of mobile packet-core products.

Access

Revenue from the Access segment was $115.5 million, compared with $123.1 million. Within this segment, higher revenue from the Tellabs 1600 single-family ONTs was more than offset by lower revenue from the Tellabs 1000 and 1100 access systems. Access segment profit, driven primarily by the lower level of access-system revenue, was $23.5 million, compared with $26.6 million.

Services

Revenue from the Services segment, driven primarily by lower deployment and professional services revenue and the adjustment for business taxes mentioned earlier, was $146.8 million, compared with $164.3 million. Services segment profit was $48.0 million, compared with $54.4 million. The decline in segment profit was driven primarily by the lower level of revenue.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained cash, cash equivalents and marketable securities of $941.8 million as of September 28, 2012, which decreased by $34.8 million since year-end 2011. Of the total cash, cash equivalents and marketable securities, as of September 28, 2012, $418.2 million was held in subsidiaries outside the United States and is deemed to be permanently reinvested. We do not currently foresee a need to repatriate funds from our non-U.S. subsidiaries. We could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount repatriated. During the quarter, we generated $10.1 million in cash from operations, slightly increasing cash, cash equivalents and marketable securities. We generated $4.5 million in cash from operations during the first nine months of 2012.

During the third quarter of 2012, we distributed $7.4 million to our stockholders through our cash dividend. We also repurchased 11 thousand shares of common stock at a cost of $36 thousand under the 10b5-1 plan. During the first nine months of 2012, we distributed $22.0 million to our stockholders through the cash dividend. We also repurchased 19 thousand shares of common stock at a cost of $67 thousand under the 10b5-1 plan.

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

Goodwill

At September 28, 2012, goodwill totals $122.0 million, and is all in the Services segment. We review goodwill annually for impairment, unless potential interim indicators exist that could result in an impairment. Given that Tellabs’ overall market capitalization was below its consolidated book value, we completed an interim goodwill impairment review for the Services segment. Step one of this review involved determining the Services segment’s fair value using the present value of future cash flows based on management estimates, judgments and assumptions. Based on the results of our step one review, the fair value of the Services segment exceeded its carrying value; therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized.

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

Third quarter 2012 compared with second quarter 2012

Total revenue, was $264.4 million, compared with $288.1 million as increased Access segment revenue was offset by declines in the other operating segments. Revenue from customers outside North America was $138.1 million, (or 52% of total revenue), compared with $150.2 million (or 52% of total revenue) as increased revenue in the APAC region was more than offset by lower revenue in the EMEA and LAC regions. Revenue from customers in North America was $126.3 million (or 48% of total revenue), compared with $137.9 million (or 48% of total revenue).

Optical

Revenue from the Optical segment was $108.0 million, compared with $122.4 million. Within this segment, we saw lower revenue from the Tellabs 6300 managed transport systems, the Tellabs 5000 digital cross-connect systems and the Tellabs 7100 optical transport systems. Optical segment profit was $23.5 million, compared with $29.0 million. The decline in segment profit was driven primarily by the lower level of segment revenue.

Data

Revenue from the Data segment was $66.2 million, compared with $77.7 million. Increased revenue from the Tellabs 8800 smart routers edge systems was offset by lower revenue from the Tellabs 8600 smart routers and the Tellabs 8100 managed access systems. Data segment profit, driven by the lower revenue level, was $1.4 million compared with $5.4 million.

Access

Revenue from the Access segment was $42.3 million, up 13.4% from $37.3 million. Within this segment, increased revenue from the Tellabs 1600 single-family ONTs and the Tellabs 1000 access systems more than offset lower revenue from the Tellabs 1100 access systems. Access segment profit, driven primarily by the higher revenue level, was $11.1 million, up 85.0% from $6.0 million.

Services

Revenue from the Services segment was $47.9 million, compared with $50.7 million. The decrease in segment revenue was driven primarily by lower revenue from professional services and support agreements. Services segment profit, driven primarily by the lower level of revenue, was $15.6 million, compared with $17.2 million.

Non-GAAP Financial Measures and Comparisons

We believe that comparing some quarterly non-GAAP financial measures on a sequential basis provides important supplemental information to management and investors regarding financial and business trends relating to our financial results. Commonly compared non-GAAP financial data includes gross profit as a percentage of revenue, operating expenses, operating earnings, net earnings and net earnings per share. A complete reconciliation between non-GAAP financial measures and the GAAP financial measures, along with an explanation of why we believe non-GAAP measures to be of value to management and investors, is contained in the Reconciliation of Non-GAAP Adjustments on pages 29 through 31.

Third quarter 2012 compared with second quarter 2012

Non-GAAP gross profit margin was 39.4%, compared with 39.9%. The decline was driven primarily by lower revenue in the Data and Optical segments.

Non-GAAP operating expenses were $96.6 million, down from $106.4 million, on lower research and development, sales and marketing, and general and administrative expenses related to stopping new development of mobile packet-core products.

Non-GAAP operating earnings were $7.7 million, compared with $8.5 million, as lower operating expenses were primarily offset by the lower level of revenue.

Driven primarily by lower operating expenses and partially offset by lower revenue, non-GAAP net earnings were $6.5 million or $0.02 per share (basic and diluted), compared with $6.2 million or $0.02 per share (basic and diluted).

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Quarter Ended		Nine Months Ended
In millions, except per-share data	9/28/12	9/30/11	9/28/12	9/30/11

Gross Profit Reconciliation (GAAP / non-GAAP)
GAAP gross profit	$103.6	$136.3	$313.5	$373.8

Equity-based compensation - products (a)	0.3	0.3	0.9	1.3
Equity-based compensation - services (a)	0.4	0.5	1.3	1.7

Total adjustments related to gross profit	0.7	0.8	2.2	3.0

Non-GAAP gross profit	$104.3	$137.1	$315.7	$376.8

Non-GAAP gross profit percentage	39.4%	41.6%	39.0%	38.9%

Non-GAAP gross profit percentage - products	41.0%	41.9%	40.3%	40.1%
Non-GAAP gross profit percentage - services	32.6%	39.9%	32.7%	33.1%

Operating Expenses Reconciliation (GAAP / non-GAAP)
GAAP operating expenses	$105.7	$268.0	$450.9	$573.3

Equity-based compensation - research and development (a)	1.0	2.3	4.3	8.1
Equity-based compensation - sales and marketing (a)	0.6	1.1	2.3	3.7
Equity-based compensation - general and administrative (a)	3.1	2.1	7.1	7.3
Intangible asset amortization (b)	1.1	5.0	4.3	15.3
Restructuring and other charges (c), (d)	3.3	19.5	110.2	20.5
Goodwill and IPR&D impairment (e)	—	102.7	—	102.7

Total adjustments related to operating expenses	9.1	132.7	128.2	157.6

Non-GAAP operating expenses	$96.6	$135.3	$322.7	$415.7

Operating (Loss) Earnings Reconciliation (GAAP / non-GAAP)
GAAP operating loss	$(2.1)	$(131.7)	$(137.4)	$(199.5)

Total adjustments related to gross profit	0.7	0.8	2.2	3.0
Total adjustments related to operating expenses	9.1	132.7	128.2	157.6

Non-GAAP operating earnings (loss)	$7.7	$1.8	$(7.0)	$(38.9)

Non-GAAP operating earnings (loss) as a percentage of revenue	2.9%	0.5%	-0.9%	-4.0%

Net Earnings (Loss) Reconciliation (GAAP / non-GAAP)
GAAP net loss	$(3.9)	$(130.1)	$(148.4)	$(183.5)

Total adjustments related to gross profit	0.7	0.8	2.2	3.0
Total adjustments related to operating expenses	9.1	132.7	128.2	157.6
Write-downs of long-term equity investments (f)	—	0.6	—	0.6
Income tax effect (g)	0.6	(0.9)	15.4	0.9

Non-GAAP net earnings (loss)	$6.5	$3.1	$(2.6)	$(21.4)

Non-GAAP net earnings (loss) per share - basic	$0.02	$0.01	$(0.01)	$(0.06)

Non-GAAP net earnings (loss) per share - diluted	$0.02	$0.01	$(0.01)	$(0.06)

(1)	Reconciliation of non-GAAP Adjustments

In addition to reporting financial results in accordance with U.S. generally accepted accounting principles (GAAP), Tellabs, Inc. has provided non-GAAP financial measures as additional information to evaluate our operating performance. These operating performance measures have not been prepared in accordance with GAAP and may be different from measures used by other companies. Whenever we use non-GAAP financial performance measures, we provide a reconciliation of non-GAAP financial performance measures to the most closely applicable GAAP financial performance measure. Management believes the non-GAAP financial performance measures are an important measure of operating performance and provides useful information to investors to better evaluate the operating performance of our business as it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it facilitates comparisons to historical results of operations. Management uses these non-GAAP financial performance measures as supplements to our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business as well as for business planning and performance management. Management discloses this information publicly along with a reconciliation of the comparable GAAP amounts, to provide access to the detail and general nature of adjustments made to GAAP financial results. While some of these excluded items have been periodically reported in our statements of operations, including significant restructuring and other charges, their occurrence in future periods depends on future business and economic factors, among other evaluation criteria, and the occurrence of such events and factors may frequently be beyond the control of management.

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Quarter Ended
In millions, except per-share data	9/28/12	6/28/12

Gross Profit Reconciliation (GAAP / non-GAAP)
GAAP gross profit	$103.6	$114.2

Equity-based compensation - products (a)	0.3	0.3
Equity-based compensation - services (a)	0.4	0.4

Total adjustments related to gross profit	0.7	0.7

Non-GAAP gross profit	$104.3	$114.9

Non-GAAP gross profit percentage	39.4%	39.9%

Non-GAAP gross profit percentage - products	41.0%	41.2%
Non-GAAP gross profit percentage - services	32.6%	33.9%

Operating Expenses Reconciliation (GAAP / non-GAAP)
GAAP operating expenses	$105.7	$112.6

Equity-based compensation - research and development (a)	1.0	1.5
Equity-based compensation - sales and marketing (a)	0.6	0.8
Equity-based compensation - general and administrative (a)	3.1	2.0
Intangible asset amortization (b)	1.1	1.0
Restructuring and other charges (c)	3.3	0.9

Total adjustments related to operating expenses	9.1	6.2

Non-GAAP operating expenses	$96.6	$106.4

Operating (Loss) Earnings Reconciliation (GAAP / non-GAAP)
GAAP operating (loss) earnings	$(2.1)	$1.6

Total adjustments related to gross profit	0.7	0.7
Total adjustments related to operating expenses	9.1	6.2

Non-GAAP operating earnings	$7.7	$8.5

Non-GAAP operating earnings as a percentage of revenue	2.9%	3.0%

Net Earnings (Loss) Reconciliation (GAAP / non-GAAP)
GAAP net loss	$(3.9)	$(4.7)

Total adjustments related to gross profit	0.7	0.7
Total adjustments related to operating expenses	9.1	6.2
Income tax effect (g)	0.6	4.0

Non-GAAP net earnings	$6.5	$6.2

Non-GAAP net earnings per share - basic	$0.02	$0.02

Non-GAAP net earnings per share - diluted	$0.02	$0.02

(1)	Reconciliation of non-GAAP Adjustments

In addition to reporting financial results in accordance with U.S. generally accepted accounting principles (GAAP), Tellabs, Inc. has provided non-GAAP financial measures as additional information to evaluate our operating performance. These operating performance measures have not been prepared in accordance with GAAP and may be different from measures used by other companies. Whenever we use non-GAAP financial performance measures, we provide a reconciliation of non-GAAP financial performance measures to the most closely applicable GAAP financial performance measure. Management believes the non-GAAP financial performance measures are an important measure of operating performance and provides useful information to investors to better evaluate the operating performance of our business as it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it facilitates comparisons to historical results of operations. Management uses these non-GAAP financial performance measures as supplements to our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business as well as for business planning and performance management. Management discloses this information publicly along with a reconciliation of the comparable GAAP amounts, to provide access to the detail and general nature of adjustments made to GAAP financial results. While some of these excluded items have been periodically reported in our statements of operations, including significant restructuring and other charges, their occurrence in future periods depends on future business and economic factors, among other evaluation criteria, and the occurrence of such events and factors may frequently be beyond the control of management.

Footnotes to reconciliation of non-GAAP adjustments:

(a)	The adjustments to cost of revenue, research and development, sales and marketing, and general and administrative expenses reflect equity-based compensation expense. We exclude these measures when reviewing financial results and for business planning and performance management. We believe that the exclusion of equity-based compensation expense allows for more accurate comparisons of operating results to our peer companies. In addition, we believe this non-cash GAAP measure is not indicative of our fundamental operating performance.

(b)	We exclude amortization of intangible assets resulting from acquisitions to evaluate our continuing operational performance. The amortization of purchased intangible assets associated with acquisitions results in recording expense in our GAAP financial statements that were already expensed by the acquired company before the acquisition and for which we have not expended cash. We believe this non-cash GAAP measure is not indicative of our core operating performance. Accordingly, we analyze the performance of operations without regard to such expenses.

(c)	We exclude restructuring and other charges because we believe that they occur outside of the ordinary course of and are not related directly to the underlying performance of our fundamental business operations. We exclude these measures when reviewing financial results and for business planning and performance management. Although these events are reflected in our GAAP financials, these transactions may limit the comparability of our fundamental operations with prior and future periods.

(d)	In conjunction with the January 30, 2012 Restructuring Plan, we recorded $47.7 million of accelerated amortization for abandoned intangible assets in the first quarter of 2012 related to the mobile packet core technology. We believe this non-cash GAAP measure is not indicative of our core operating performance.

(e)	We recorded a $82.7 million goodwill impairment charge in the third quarter of 2011, which related to the Broadband segment. In addition, we recorded a $20.0 million other-than-temporary impairment for in-process research and development intangible assets in the third quarter and first nine months of 2011. We believe these non-cash GAAP measures are not indicative of our core operating performance.

(f)	The $0.6 million adjustment to Other expense, net in the third quarter and first nine months of 2011 reflects losses on the write-down of long-term equity investments. We exclude write-downs and gains on sales of long-term equity investments because we believe that they are not related directly to the underlying performance of our working capital assets.

(g)	We calculate a separate tax expense and effective tax rate for GAAP and for non-GAAP purposes. For non-GAAP purposes, we use a 32% effective tax rate which represents the projected, long term effective tax rate on non-GAAP pretax income.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no material changes in our critical accounting policies during the quarter.

Outlook

We expect fourth-quarter 2012 revenue to be in a range between $240 million and $260 million. We expect non-GAAP gross margin to be 40%, plus or minus a point or two, depending on product mix. We expect fourth-quarter non-GAAP operating expense to be about $10 million higher than in the third quarter of 2012. We continue to transform the company so that we can increase investment in research and development for future growth with the near-term goal of maintaining nominal profitability on a non-GAAP basis and generating positive cash flow from operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 28, 2012, there were no material changes to the market risks disclosure, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 30, 2011.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as of September 28, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 12, Contingencies – Legal Proceedings, to the consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) [1]
6/30/12 through 8/3/12	2,868	$3.42	2,868	$224.6
8/4/12 through 8/31/12	7,805	$3.36	7,805	$224.6
9/1/12 through 9/28/12	10	$3.75	10	$224.6

Total	10,683	$3.37	10,683

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

Under the 10b5-1 program, we intend to continue to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock. We purchased 11 thousand shares for $36 thousand in the third quarter of 2012, and 19 thousand shares for $67 thousand in the first nine months of 2012 under this program.

As of September 28, 2012, we purchased 56.6 million shares of our common stock under the $600 million repurchase program at a total cost of $375.4 million, leaving $224.6 million available to be purchased under this program. We did not purchase any shares under this program in the third quarter and first nine months of 2012. We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 0.2 million shares for $0.7 million in the third quarter of 2012, and 1.0 million shares for $3.7 million in the first nine months of 2012 to cover minimum withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

Item 4. Mine Safety Disclosures

Not Applicable

Item 6. Exhibits

(A) Exhibits

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLABS, INC.
(Registrant)

/s/ Thomas P. Minichiello
Thomas P. Minichiello
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer and duly authorized officer)

November 2, 2012
(Date)