Form 10-K
period 2012-12-28
TELLABS INC
filed 2013-02-22
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed as of June 29, 2012, was $1,108,958,938. (Solely for the purpose of calculating the preceding amount, all directors and executive officers of the Registrant are deemed to be affiliates.)

As of February 15, 2013, there were 356,185,970 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

TELLABS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 28, 2012

PART 1

ITEM 1.	BUSINESS

Note: A glossary of industry and technical terms used in this Form 10-K appears at the end of this Item 1.

Tellabs, Inc. was incorporated in 1975 as an Illinois corporation. In 1992, our stockholders approved the formation of a holding company structure. Under that new structure the stockholders of Tellabs, Inc., an Illinois corporation, became the stockholders of a new holding company, Tellabs, Inc., a Delaware corporation. Tellabs’ vision is to enrich people’s lives by innovating the way the world connects. We work toward that vision by designing and marketing equipment and services to communications-services providers worldwide.

Our products and services, in combination with our Tellabs® 8000 Intelligent Network Manager, enable our customers to deliver wireless and wireline voice, data and video services to business and residential customers. We sell our products domestically and internationally through our field sales force and distributors/partners. Our customers are primarily communication services providers, including wireline and wireless service providers, multiple system operators (MSOs), and competitive service providers (CSPs). Our customer base also includes distributors, original equipment manufacturers (OEMs), system integrators and government agencies.

While we market our products under a variety of solution names, we run our business and report operating results in four segments: Optical, Data, Access and Services.

The Optical segment includes solutions that enable service providers to manage network bandwidth by adding capacity when and where needed. Service providers use these solutions to support metro networks, mobile services, business services for enterprises, and triple-play voice, video and data services for residential consumers. The primary products in this segment include the Tellabs® 5000 Series of Digital Cross-Connect systems, the Tellabs® 6300 Managed Transport System, the Tellabs® 7100 Optical Transport System (OTS) and the Tellabs® 7300 Metro Ethernet Switching Series.

•

The Tellabs 5000 Series of Digital Cross-Connect systems manages and routes voice, data and video traffic and combines, consolidates and segregates signals to maximize efficiency. It also provides a centralized point for network performance monitoring and testing, as well as converting different signal formats. Used by every major service provider in North America (United States and Canada), the Tellabs 5500 Digital Cross-Connect reduces equipment and maintenance costs and maximizes network profitability.

•	The Tellabs 6300 Managed Transport System is an SDH (Synchronous Digital Hierarchy) based transport platform that serves wireline and wireless operators outside North America.

•

The Tellabs 7100 OTS enables service providers to deliver high-speed wavelength services and alleviate bandwidth bottlenecks. The Tellabs 7100 system integrates optical and electrical transport via wavelength selective switches (WSS), Optical Transport Network (OTN), ROADM (reconfigurable optical add-drop multiplexing), Ethernet switching, next-generation MSPPs (multiservice provisioning platforms) and DWDM (dense wave-division multiplexing) into a single platform. The 7100 system decreases capital and operating expenses by reducing network elements and equipment interconnections.

•	The Tellabs 7300 Metro Ethernet Switching Series offers a portfolio of Ethernet switching products that address service management, provisioning, monitoring and troubleshooting.

The Data segment products include next-generation packet-switched products that enable wireless and wireline carriers to deliver mobile voice and Internet services and wireline business services to their customers. Data products include the Tellabs® 8100 Managed Access System and the Tellabs® 8600 and 8800 Smart Routers

•

The Tellabs 8100 Managed Access System is used outside North America in business-service and wireless applications to deliver integrated 2G voice and data services with an evolutionary path to 3G services.

•	The Tellabs 8600 Smart Router provides cost-efficient ways to migrate from 3G to Long Term Evolution (LTE) networks by using pseudo wire technology to manage Time Division Multiplexing (TDM), frame relay, Asynchronous Transfer Mode (ATM), Ethernet and Internet Protocol (IP) traffic in a single device. It is ideal for current customers of the Tellabs® 6300 Managed Transport System and the Tellabs® 8100 Managed Access systems because it can be fully integrated with those platforms under a common network manager.

•

The Tellabs 8800 Smart Router enables service providers to leverage existing infrastructure to cost-effectively integrate all their networks (ATM, Frame Relay, Ethernet and IP) onto a converged MPLS network, while retaining quality of service (QoS). This capability enables users to share information regardless of their access technology. The Tellabs 8800 Smart Router is able to take in traffic of any network type and route it over any other network type.

The Access segment products enable service providers to deliver bundled voice, video and high-speed Internet/data services over the “last mile” of copper or fiber networks. Access products also enable optical local area networking (LAN) using gigabit passive optical network (GPON) technology. Access offerings include the Tellabs® 1000 Multiservice Access Series, the Tellabs® 1100 Multiservice Access Series and the Tellabs® 1600 Optical Network Terminal (ONT) Series.

•

The Tellabs 1000 and 1100 Series can be configured as a digital loop carrier (DLC) or a digital subscriber line access multiplexer (DSLAM). In addition, the 1000 series serves as an optical line terminal (OLT) for fiber-to-the-premise (FTTP) network architectures using optical network (BPON) technology and a voice gateway for voice-over-Internet-protocol (VoIP). The 1100 series serves as an OLT for GPON FTTP networks and optical LANs, as well as for fiber-to-the-node (FTTN) and fiber-to-the-curb (FTTC) network architectures.

•	The Tellabs 1600 series of ONTs consist of remote devices installed at user locations for both FTTP networks and optical LANs.

The Services segment delivers deployment, training, support and professional services to Tellabs’ customers. Through these offerings, Tellabs serves its customers through the phases of planning, deploying and operating a network.

•	Deployment services include project management, engineering, material furnishing, installation, testing and acceptance to ensure timely implementation of network projects.

•	Training services are designed to equip customers with the hands-on skills needed to deploy, provision, operate and maintain Tellabs products.

•	Support includes services that Tellabs delivers to help customers quickly and effectively address network issues.

•	Professional services include primarily consulting and network design services that enable our customers to operate their network facilities in a more efficient and effective manner.

On December 1, 2009, we acquired WiChorus, Inc. (WiChorus), a supplier of mobile packet core products. The intent of the acquisition was to enable Tellabs to expand into mobile packet core networks. On January 31, 2012, we announced that we would discontinue development of new products for the mobile packet core market, which had not measured up to our expectations during the prior two years. We reduced 2012 operating expenses through the decision to discontinue development of new products for the mobile packet core market, a restructuring action announced on October 24, 2012, and other cost-savings initiatives.

In January 2013, we announced that we would discontinue development of the Tellabs 9200®, a large-capacity edge router designed primarily for mobile backhaul applications. This decision was based on a return-on-investment analysis, customer needs and market conditions.

As customers migrate to new technologies, revenue from earlier-developed products and services declines and overall corporate profitability suffers. This situation is compounded when customers are slow to adopt newer products and services. In the face of these market conditions, Tellabs is targeting near-term nominal profitability while streamlining its costs and operating expenses with the goal of managing research and development to enhance Tellabs solutions for future revenue growth.

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

SALES ORGANIZATION

Our sales organization includes direct sales personnel, sales support personnel and distributors/partners around the world. In North America, the sales organization is structured by customer type, e.g., Wireline and Wireless Service Providers, Multiple Services Operators (MSOs), Competitive Service Providers (CSPs), etc. Outside North America, the sales organization is structured on a regional basis: Latin America (Mexico, Central and South America, and the Caribbean), EMEA (Europe, Middle East and Africa) and Asia Pacific (Australia, the Far East, and the Indian subcontinent).

Our direct sales force accounts for the majority of revenue. In North America, our products and services are also sold through value-added resellers and distributors. Outside North America, we have business relationships with independent sales representatives and distributors, as well as other public and private network providers that distribute products. Some of our distributors provide information on our products through their catalogs and through trade-show demonstrations. Direct sales organizations and selected distributors generated the following 2012 revenue:

	Direct Sales	Distributors
North America	96%	4%
Outside North America	67%	33%
Consolidated	82%	18%

CUSTOMERS

Traditional telecommunications service providers are our historical customer base and continue to represent the largest contributors to revenue. We have relationships with major wireless and wireline carriers and broadband service providers around the world. We deliver the technology that enables our customers to offer new products and services and reduce their operating expenses. We see opportunities in growing markets, including: mobile backhaul, packet optical, residential access and optical LANs, as well as professional services.

Revenue from customers within North America was 50% of consolidated revenue in 2012, compared with 51% in 2011, and 70% in 2010. Revenue from customers outside North America was 50% of consolidated revenue in 2012, compared with 49% in 2011 and 30% in 2010.

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

We had one customer for 2012 that contributed more than ten percent of our revenue. Revenue from Verizon (including Verizon Wireless) was 24% of consolidated revenue for 2012, compared with 22% for 2011 and 20% for 2010. Revenue from AT&T was below 10% in 2012, and 2011. Revenue from AT&T was 35% for 2010. No other customer for 2012, 2011 or 2010 accounted for more than 10% of consolidated revenue.

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

Verizon. We supply Verizon and its affiliated companies products and services under several agreements, including agreements with companies acquired by Verizon. We provide the following products from our Optical segment: Tellabs 5500 Digital Cross-Connect products, and Tellabs 7100 Optical Transport Systems. In the Data segment, we provide Verizon with the Tellabs 8800 Multiservice Router products. In the Access segment, we provide Verizon with the Tellabs 1600 Optical Network Terminal Series and Tellabs 1000 Multiservice Access Platform. Verizon also procures engineering, furnishing and installation and support services from our Services segment. These products and services are provided under various supply agreements. These supply agreements are with multiple Verizon entities and may include separate products and services or a combination of products and services. The supply agreements also may relate to products in one segment or across multiple segments of our business. These agreements have different expiration dates. The earliest expiration date is December 15, 2013, and the latest expiration date is January 15, 2016. All of these agreements can be extended by written agreement of the parties.

AT&T. We supply AT&T and its affiliated companies products and services under several agreements, including agreements with companies acquired by AT&T. We provide the following products from our Optical segment: Tellabs 5500 Digital Cross-Connect products and the Tellabs 7100 Optical Transport Systems. In the Data segment, we provide AT&T with the Tellabs 8800 Multiservice Router products. In the Access segment we provide AT&T with the Tellabs 1000 Multiservice Access Platform and the Tellabs 1100 Multiservice Access Platform. AT&T procures engineering, furnishing and installation, support services and professional services from our Services segment. These products and services are provided under various agreements. These supply agreements are with multiple AT&T entities and may include separate products and services or a combination of products and services. The supply agreements also may relate to products in one segment or across multiple segments of our business. These agreements have different expiration dates. The earliest expiration date is April 30, 2013, and the latest expiration date is March 31, 2014. All of these agreements can be extended by written agreement of the parties.

We evaluated the materiality of each of these contracts with AT&T and Verizon and have determined that currently none of these contracts with our principal customers is required to be filed as material contracts pursuant to Items 101(c)(1)(vii) and 601(b)(10) of Regulation S-K.

Major service providers require product approval prior to adopting a vendor’s products for use in their networks. We are involved in a continual process of submitting new and succeeding generations of products for approval and our products are widely deployed in these service provider networks. However, we cannot be certain that we will obtain these approvals in the future, or that revenue from these products will continue to occur.

BACKLOG

Total product and service backlog was $305 million at December 28, 2012, and $299 million at December 30, 2011. Backlog is defined as revenue to be recognized on confirmed product and service orders. Of the total backlog, 65% is related to products and 35% is related to services. We expect to ship approximately 90% of the December 28, 2012, product backlog in 2013. We expect to fulfill approximately 80% of the December 28, 2012, services backlog in 2013. We consider backlog to be an indicator, but not the sole predictor, of future revenue.

RESEARCH AND DEVELOPMENT

Tellabs believes the development of new products and enhancement of existing products is vital to our long-term success. We conduct research and development at several facilities around the world. In addition to our internal efforts to develop new products, we undertake research and development and product-oriented acquisitions and alliances, from time to time. These alliances provide us access to technology and innovations that we believe will be important to our customers. Research and development expenses were $238.7 million in 2012, compared with $324.1 million in 2011 and $299.7 million in 2010.

MANUFACTURING

We outsource the manufacturing, configuration and system assembly operations for our products to contract manufacturers. Tellabs’ strategy is to use two primary contract manufacturers, although we do have written agreements with other contract manufacturers.

The current concentration of our contract manufacturers is not dependent upon a limited number of suppliers capable of producing our products, but rather the result of a strategic initiative. Consolidating contract manufacturers is a common business model followed in our industry in order to improve production efficiency and innovation resulting from close working relationships with a few key suppliers. Our primary contract manufacturers are Jabil and Flextronics. The facilities owned and operated by these contract manufacturers for the production of our products are located in Malaysia, Mexico, China and the United States. Tellabs can shift production between contract manufacturers without significant impact on production.

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

As is common in our industry, our products contain components that generally are available from multiple suppliers, as well as components of Tellabs’ proprietary design that are sourced from a single supplier.

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

We typically enter into written agreements with our principal contract manufacturers and suppliers. Under the terms of our typical manufacturing supply agreements with our principal contract manufacturers and suppliers, we are generally not obligated to use their services or purchase their products unless and until we place a firm order. These agreements generally apply to multiple products and across product segments.

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

Through various licensing arrangements, we grant certain rights to our intellectual property and receive certain rights to intellectual property of others. We expect to maintain current licensing arrangements, as needed, and to secure licensing arrangements in the future, as needed, and to the extent available on reasonable terms and conditions, to support continued development and marketing of our products and services. Some of these licensing arrangements require or may require royalty payments and other licensing fees. The amount of these payments and fees may depend on various factors, including but not limited to, the structure of royalty payments, offsetting considerations, if any, and the degree of use of the licensed technology. There is no assurance; however, that any such license will not be challenged by a third party. We are not substantially dependent on any single license.

We believe that the duration of legal protection for our intellectual property is adequate relative to the expected lives of our products and services.

BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

We report operating results for four segments: Optical, Data, Access and Services. Information on revenue by segment, revenue by country and net long-lived assets by country for the fiscal years ended December 28, 2012, December 30, 2011, and December 31, 2010, is included in Note 12, Segment Information, to the consolidated financial statements included in Item 8 of this Form 10-K and is incorporated herein by reference.

EMPLOYEES

At December 28, 2012, we had 2,525 employees. We employed 1,053 individuals in research and product development; 987 in the sales, sales support, customer service and marketing areas; and 485 in support activities. We expect our headcount to decrease in the near term as part of targeted cost-cutting initiatives, which include the workforce reductions announced in January 2012, October 2012, and January 2013. We consider our employee relations to be good. We are not a party to collective bargaining agreements.

EXECUTIVE OFFICERS

The following sets forth certain information regarding our executive officers as of the filing of this Annual Report on Form 10-K.

Michael J. Birck, 75, chairman and co-founder of Tellabs. Chairman since 2000, chief executive officer 2002-2004, chief executive officer and president 1975-2000. Director, Molex Incorporated. M.S.E.E.; New York University; B.S.E.E., Purdue University. Tellabs director since 1975.

Daniel P. Kelly, 51, president and chief executive officer since 2012. Executive vice president, global products 2007-2012; executive vice president, transport products 2004-2007; various engineering and management positions 1985-2004. M.B.A., University of Chicago; M.S.E.E. and B.S.E.E., University of Notre Dame.

Kenneth G. Craft, 57, executive vice president, product development since 2013. Vice president of global business operations 2008-2013; vice president of North American business solutions 2008; various leadership positions in strategic planning and portfolio management 1979-2008; various technical service positions at Wescom, Inc. 1975-1978. Diploma, Electronics Technology, Devry University.

John M. Brots, 52, executive vice president, global operations since 2005. Vice president of supply chain management 2004; vice president of North American operations 2000-2003; various operations and management positions 1988-2003. M.B.A., St. Edwards University; B.S., Cameron University.

Roger J. Heinz, 50, executive vice president, global sales and services since 2008. President, IP-NGN core business unit at Alcatel-Lucent 2006-2008; vice president, converged IP core solutions; vice president, Sprint sales and various management positions at Lucent Technologies 1999-2006; senior positions at Astral Point Communications, Lucent Technology and AT&T Bell Laboratories 1986-1999. M.S.E.E., Cornell University; B.S.E.E., University of Illinois.

James M. Sheehan, 49, executive vice president, chief administrative officer since 2005 and general counsel and secretary since 2002. Vice president and deputy general counsel 2000-2002; director and assistant general counsel 1995-2000. J.D., University of Illinois College of Law; B.S., University of Illinois.

Andrew B. Szafran, 46, executive vice president, chief financial officer since 2012. Senior vice president and chief financial officer at APAC Customer Services 2005-2008. Prior to that, vice president and chief financial officer at Communications Supply Corporation; senior vice president- finance at Alliant Foodservice (now US Foods). M.B.A., University of Chicago; B.A., Cornell University.

GLOSSARY OF TECHNICAL TERMS

2G Mobile – Wireless networks using digital signals for voice and to enable mobile data services like text messaging.

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

BPON (Broadband Passive Optical Network) – Fiber-access systems that deliver high bandwidth to homes and businesses.

Control Plane – The part of the router architecture that draws the network map; where routing information is exchanged.

Data – Any network traffic other than voice phone calls. Increasingly, phone calls and video are encoded and transported as data.

Data Plane – The part of the router architecture that decides what to do with packets arriving on an inbound interface.

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

FTTC (fiber-to-the-curb) – Fiber-optic cable extended to and terminated in a small enclosure or on a pole close to the end-user premises, typically within approximately 1,000 feet.

FTTN (fiber-to-the-node, -neighborhood) – Fiber-optic cable extended to and terminated in a street cabinet, possibly several blocks away or even from the end-user premises.

FTTP (fiber-to-the-premises) – Fiber-optic cable extended to and terminated at the end-user premises, such as a box or the outside wall of a home or small business.

GPON (Gigabit Passive Optical Network) – The next generation of fiber-access systems, which delivers four times more bandwidth than BPON.

IP (Internet Protocol) – Rules that enable cooperating computers to share information across a network.

LAN (Local Area Network) – Networking capabilities among a group of computers in close proximity to each other, such as an office building.

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

MSR (Multiservice Router) – A network switch that handles both data and the real-time transmission of video and voice with high reliability and quality.

Network – A system of equipment and connections for the transmission of signals that carry voice, video and data.

Network Management – A set of procedures, software, equipment and operations techniques designed to keep a network operating at maximum efficiency.

OLT (Optical Line Terminal) – A device that terminates fiber-access in a service provider’s network.

Optical Network – A communication system using fiber-optics as the means for carrying information between equipment.

ONT (Optical Network Terminal) – A device that connects a fiber-access network to a home, business, or government facility to deliver voice, data and video services.

Optical LAN – High bandwidth LANs that use lower cost GPON technology instead of active Ethernet.

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

SDN (Software-Defined Network) – An approach to building computer networks that separates and abstracts elements of these systems. These elements are called the “control plane” and the “data plane”. SDN decouples the system that makes decisions about where traffic is sent (the control plane) from the underlying system that forwards traffic to the selected destination (the data plane).

SON (Self-Organizing Network) – A self-organizing function in a mobile network includes processes which require minimum manual intervention. This includes such functions as the process where mobile devices and cell site performance measurements are used to auto-tune the network. It also includes such concepts as plug-and-play of new network elements.

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

Copies of our most recent annual stockholder report and proxy statement are available directly on the SEC’s website free of charge, as soon as reasonably practicable, after we furnish the material to the SEC. Our website includes direct links to the SEC’s website for our annual, quarterly and other filings. None of the information on our website is incorporated into this report.

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

The market for communications network equipment products and integration services is rapidly changing. Our success will depend in part on our ability to develop and introduce new products and successfully compete with telecommunications equipment providers, particularly those who are larger than us or are in geographies that have lower cost structures. Such competitors may be able and willing to offer lower product and service prices due to product and service bundling, economies of scale, leveraging their incumbent position with a customer, more favorable economic conditions or a desire to capture market share (whether profitable or not). We cannot predict with certainty technological trends or new products in the market, something that our competitors may be able to do more accurately and rapidly. In addition, we cannot predict whether our products and services will meet with market acceptance or profitability. These factors may lead to an inability to successfully compete, which may adversely affect our business, financial condition, operating results or prospects.

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

We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new products. Also, failure to designate appropriate resources, whether internal or external, to develop new products could negatively impact our time to market. These new products and product enhancements must meet the requirements of current and prospective customers and achieve significant market acceptance. Additionally, our competitors are also investing in their products, often times utilizing more resources and higher spending amounts. Their ability to move faster with more resources may provide them with a competitive advantage. Our ability to compete with and outperform our competition is highly dependent upon our ability to execute our development efforts timely and with high quality.

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

We may not realize expected benefits from restructuring initiatives.

We have restructured our business and reduced our workforce multiple times in response to industry and market conditions. In light of the rapidly changing market for communications equipment, we may have to restructure in the future to achieve certain cost savings and to strategically realign our resources. As we further restructure our business or reduce our workforce, we may be required to record additional liabilities. We cannot predict whether we will realize expected synergies and improved operating performance as a result of any current or future restructuring and streamlining of operations. We also cannot predict whether any restructuring and streamlining of operations will adversely affect our ability to retain key employees, which, in turn, would adversely affect our operating results. Further, in the event the market fluctuates up or down, we may not have the appropriate level of resources and personnel to appropriately react to the change. If we cannot effectively reduce our cost structure while continuing to invest in growth opportunities, we may fail to meet strategic and market expectations, which could have an adverse effect on our operating results, including profitability, and share price.

We operate in a highly competitive industry.

Our products and services continue to face competitive pressures. Our success in competing with other communications equipment providers will depend primarily on the following:

•	the price, quality and reliability of our products;

•	our engineering, manufacturing and marketing skills;

•	our ability to offer differentiated solutions and compete with end-to-end solutions providers;

•	our delivery and service capabilities;

•	our control of operating expenses and management of assets;

•	our overall financial strength and stability; and

•	our ability to integrate acquired businesses effectively.

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

Sales outside of North America generated 50% of our revenue in 2012 and 49% in 2011. Due to our sales outside North America, operations outside North America and research and development organizations, we are subject to the risks of conducting business outside North America. These risks include:

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

Because we conduct a portion of our business outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Additionally, we have exposures to emerging market currencies, which can have extreme volatility. A weakened U.S. dollar will increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies. An increase in the value of the dollar could increase the real cost to our customers outside the United States where we sell in U.S. dollars. Although we have implemented and will implement actions to attempt to limit the impact of currency fluctuations, including hedges, derivatives and other financial instruments, such currency fluctuations could still negatively impact our financial results and cash flows.

We may encounter difficulties obtaining necessary raw materials and supplies.

Our ability to make and service our products and meet customer demands depends on our ability to obtain timely deliveries of important raw materials and supplies within quality standards. The availability of these raw materials and supplies is subject to market forces beyond our control. From time to time there may not be sufficient quantities of raw materials and supplies in the marketplace to meet the customer demand for our products. In addition, the costs to obtain these raw materials and supplies are subject to price fluctuations. Many companies use the same raw materials and supplies to produce their products that we use to produce our products. Companies with more resources may have a competitive advantage in obtaining raw materials and supplies due to greater buying power; and this risk could increase should any of our competitors expand their operations through vertical integration of our supply base. Reduced supply or higher prices for raw materials and supplies may adversely affect our business, operating results and financial condition. In addition, we currently purchase certain key components from sole or limited-source vendors, and most of our component purchases are on a purchase-order basis without guaranteed supply arrangements. If supply is disrupted, we may be unable to find an alternative source in a timely manner, at favorable prices or of acceptable quality. These circumstances may limit our ability to meet scheduled deliveries to customers and may increase our expenses.

We depend on contract manufacturers and third-party customer service providers.

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

Our future success depends in part on our intellectual property, including our proprietary technology and innovations. We have attempted to protect our intellectual property through various mechanisms such as patents, copyrights, trademarks, licensing arrangements, contractual obligations and trade secrets. We cannot be assured however, that the patents we obtain and other intellectual property rights that we hold will necessarily provide us with any competitive advantage. Third parties may attempt to use our intellectual property without authorization. It is difficult to police the unauthorized use of our intellectual property, particularly in certain foreign countries, the laws of which may not protect intellectual property rights to the same extent as the laws of the United States. Litigation may be necessary to enforce our intellectual property rights, which could be costly and disruptive; there is no guarantee that we will obtain a successful result, no matter how much time, money and energy we spend on litigation. In addition, competitors and others may develop competitive technology independently without violating our proprietary rights. Some of our products may include open source software, and while we monitor the use of open source software, our ability to commercialize products or technologies incorporating open source software may be restricted because, among other factors, open source license terms may be unclear and may result in unanticipated obligations regarding our product offerings. Any inability to secure, protect or enforce proprietary rights could result in loss of any competitive advantage, loss of customer orders and decreased revenue.

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

As competition in the communications equipment industry increases and the functionality of the products in this industry converges, companies in the industry increasingly become the target of infringement claims and other intellectual property disputes. Third parties have and may in the future assert infringement claims against us or our customers or partners in connection with our products, services or other aspects of our business. From time to time we receive notices or claims based on third-party patents or other proprietary rights, including notices or claims that may originate from competitors. Any such third parties may choose to litigate their claims, or we may pursue litigation to determine the scope and validity of any such proprietary rights. We may be unsuccessful in any such litigation. We may be unable to secure, on commercially reasonable terms, any licenses that we seek. Third-party claims, whether with or without merit, potentially can result in:

•	costly litigation;

•	the diversion of management’s time, attention and resources;

•	the delay or cessation of product shipments or services delivery;

•	the payment of damages;

•	the requirement to enter into royalty-bearing licensing arrangements or to obtain substitute technology of lower quality or higher cost; or

•	the requirement to release source code to third parties under open source license terms or otherwise; or

•	the imposition of obligations or restrictions that could adversely affect our business, financial condition and operating results.

Product quality or performance problems could impact our business.

The development and production of new products with high technology content often involves problems with components and manufacturing methods. If significant problems in reliability, quality or network monitoring develop, including those due to hardware or software defects in product, a number of negative effects on our business could result, including:

•	costs to fix defects;

•	high service and warranty expenses;

•	payment of liquidated damages for performance failures;

•	high inventory obsolescence expense;

•	high levels of product returns;

•	customers do not accept our products;

•	delays or interruptions in product turn-up;

•	delays in collecting accounts receivable;

•	reduced orders from existing customers; and

•	declining interest from potential customers.

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

We cannot assure that we will be able to identify suitable parties for these transactions. If we are unable to identify suitable parties for strategic transactions we may not be able to capitalize on market opportunities with existing and new customers, which could inhibit our ability to gain market share. Even if we identify suitable parties to participate in these transactions, we cannot assure that we will be able to make them on commercially acceptable terms, if at all.

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

We are required to annually test our goodwill to determine if impairment has occurred. For evaluation purposes, each segment with a goodwill balance is reviewed for possible goodwill impairment. Goodwill impairment is reviewed annually and when impairment indicators exist, by comparing the segment’s net carrying value to fair value. If the segment’s fair value is greater than its carrying value and no other impairment indicators exist, further impairment tests are not deemed necessary and no impairment loss is recorded. If intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. Events or circumstances could arise in the future that may create a need to record an impairment adjustment relating to our goodwill or other intangible assets that could have a material adverse effect on our financial statements.

We could identify a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If our internal controls are not adequate a material weakness in our internal controls could result in our consolidated financial statements to be materially misstated and we could be required to restate our financial results.

We are subject to numerous and changing industry regulations and standards.

Our products must comply with a significant number of communications industry technological regulations and standards, which vary between the United States and other markets. Our products also must interoperate with third-party products. Testing to ensure compliance with technological standards and interoperability requires significant time and money. If we fail to ensure compliance with evolving standards and regulations in a timely manner or fail to maintain interoperability with equipment from other companies, we could experience customer contract penalties, delayed or lost customer orders, decreased revenue and reduced net earnings that may adversely affect our business, financial condition and operating results. To remain competitive, and in some cases remain compliant with customer requirements, we also must meet requirements for industry certifications such as ISO (International Organization for Standardization) and TL 9000, a quality management system developed for the telecommunications industry.

We operate in an industry subject to changing government regulations.

The communications equipment industry is subject to government regulation in the United States and other countries. Our business depends on the continued growth of the telecommunications industry worldwide. Federal and state agencies regulate most of our domestic customers, and foreign customers also are subject to regulation. In particular, there may be future changes in U.S. telecommunications regulations that could slow the expansion of service providers’ network infrastructures and adversely affect our business, operating results and financial condition. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could adversely affect the sales of our products for certain classes of customers. Moreover, uncertainty regarding future legislation and government policies combined with emerging competition may also affect the demand for our products. Competition could intensify as a result of future regulatory changes or new regulations in the markets where we operate and sell our products and services, which could adversely affect our business, operating results and financial condition.

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

We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources (whether internal or external) necessary to build, sustain and utilize the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, inaccurate or incomplete data, business disruptions, or the loss of or damage to intellectual property through security breach.

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

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Naperville, Illinois, approximately 32 miles west of Chicago. At December 28, 2012, we operated 41 facilities globally, totaling 934,000 square feet to support:

•	Corporate and administration: 142,000 square feet.

•	Research and development: 431,000 square feet, of which 39% was used by the Optical segment, 52% was used by the Data segment and 9% was used by the Access segment.

•	Operations: 147,000 square feet

•	Sales and services: 214,000 square feet.

We own 646,000 square feet of the total, which includes our headquarters facility and three facilities in Espoo, Finland. We lease facilities in 28 countries that total 288,000 square feet, including 7 facilities in North America; 14 facilities in Europe, Middle East and Africa; 13 facilities in the Asia Pacific region and 3 facilities in South America.

Our significant leases (greater than 10,000 square feet) included 99,000 square feet in North America; 15,000 square feet in Europe, Middle East and Africa; and 73,000 square feet in Asia Pacific. These leases are non-cancelable and expire on various dates through 2017.

We own substantially all of our equipment used in our business, other than that related to outsourced activities. We believe our facilities are in good condition and are suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

The information set forth under Note 14, Contingencies – Legal Proceedings, to the consolidated financial statements included in Item 8 of this Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, the matters discussed or incorporated by reference into this report may contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on current and available information at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “project,” “intend,” “likely,” “will,” “should,” “could,” “may,” “foreseeable,” “would” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: successful expansion into adjacent markets with new and existing products and platforms; new product acceptance and profitability; our ability to compete with larger suppliers that can provide end to end solutions; customer concentration; the impact of customer and vendor consolidation; overall negative economic conditions generally and disruptions in credit and capital markets, including specific impacts of these conditions on the telecommunications industry; foreign economic conditions, including currency rate fluctuations; financial condition of telecommunications service providers, equipment vendors and contract manufacturers, including the impact of any bankruptcies; availability of components and critical manufacturing equipment and capacity; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; initiatives to improve profitability that may have financial consequences, including further restructuring charges and the ability to realize anticipated savings under such cost-reduction initiatives; exiting businesses and product areas; impairment charges and other cost cutting initiatives and related charges and costs; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies; charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of this Form 10-K. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors are advised not to rely on these forward-looking statements when making investment decisions. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition and Item 8, Financial Statements and Supplementary Data of this Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS	AND ISSUER PURCHASES OF EQUITY SECURITIES

Tellabs’ common stock is listed on the NASDAQ Global Select Market under the symbol “TLAB.” As of February 15, 2013, there were approximately 4,712 stockholders of record and 356,185,970 outstanding shares. There are also stockholders holding stock in street name. The following tables set forth the high and low common stock prices on the NASDAQ and dividends declared per common share:

2012
	High	Low	Cash Dividends Per Share
First Quarter	$4.41	$3.75	$0.02
Second Quarter	$4.10	$3.19	$0.02
Third Quarter	$3.86	$2.91	$0.02
Fourth Quarter[1]	$3.63	$2.30	$1.02

2011
	High	Low	Cash Dividends Per Share
First Quarter	$7.31	$4.87	$0.02
Second Quarter	$5.47	$3.98	$0.02
Third Quarter	$4.68	$3.67	$0.02
Fourth Quarter	$4.75	$3.78	$0.02

[1]	Includes a special dividend of $1 per share.

We repurchase outstanding common stock under two plans authorized by our Board of Directors. In addition, we purchase shares to cover withholding taxes on shares issued under employee stock plans.

We intend to continue to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock through the use of a 10b5-1 plan. As of December 28, 2012, we have purchased 8.5 million shares of our common stock under this plan since February 2006, at a total cost of $101.4 million, including $0.1 million (27 thousand shares) in 2012, and $0.6 million (0.1 million shares) in 2011. On November 29, 2012, our Board of Directors authorized a one-year extension of this plan.

We intend to continue to make repurchases of our outstanding common stock under a previously authorized $600 million repurchase plan. As of December 28, 2012, we have purchased 56.6 million shares of our common stock under the $600 million repurchase plan at a total cost of $375.4 million, leaving $224.6 million available to be purchased under this plan. We purchased $22 thousand (9 thousand shares) in 2012. We did not purchase any shares under this plan in 2011.

We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, during 2012 we purchased 1.0 million shares for $3.7 million to cover minimum withholding taxes on shares issued under employee stock plans. In 2011, we purchased 0.9 million shares for $4.5 million to cover minimum withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) [1]
9/29/12 through 11/2/12	—	$—	—	$224.6
11/3/12 through 11/30/12	87	$2.90	87	$224.6
12/1/12 through 12/28/12	17,821	$2.81	17,821	$224.6
Total	17,908	$2.81	17,908

[1]

The amounts in this column represent the remaining amounts under the current $600 million program described above. The Rule 10b5-1 repurchase program described above does not have a repurchase amount limit; therefore, it is not included in the remaining value of shares.

Stock Performance Graph

The following graph shows a five-year comparison of the cumulative total shareholder return on Tellabs common stock with the cumulative total returns of a peer group (the Dow Jones U.S. Telecommunications Index, the Standard and Poor’s (S&P) 400 MidCap Index, the S&P 500 Index and the NASDAQ composite index. For 2012, Tellabs was moved from the S&P 500 Index to the S&P 400 MidCap Index because its market capitalization was more representative of the mid cap market space. The graph tracks the performance of a $100 investment in the Company’s common stock and in each of the indexes (with the reinvestment of all dividends) on January 2, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

5-Year Summary of Selected Financial Data (Unaudited)

In millions, except per-share, employee and stockholder data	2012 [1]	2011 [3]	2010	2009	2008 [4]
Statement of Operations Data
Revenue	$1,052.6	$1,285.7	$1,642.3	$1,525.7	$1,729.0
Gross profit	$406.9	$508.3	$789.6	$665.8	$660.1
Operating (loss) earnings	$(156.7)	$(202.9)	$173.7	$93.5	$(970.0)
(Loss) earnings before income tax	$(148.6)	$(195.0)	$191.5	$113.2	$(952.5)
Net (loss) earnings	$(171.7)	$(188.4)	$155.6	$113.6	$(930.1)
Net (loss) earnings per share	$(0.47)	$(0.52)	$0.41	$0.29	$(2.32)
Net (loss) earnings per share – diluted	$(0.47)	$(0.52)	$0.41	$0.29	$(2.32)
Cash dividends per share	$1.08	$0.08	$0.08	$—	$—
Weighted average shares outstanding – diluted	367.0	364.5	382.7	394.2	400.1
Balance Sheet Data
Total assets	$1,638.1	$2,248.0	$2,602.9	$2,622.8	$2,511.2
Total liabilities	$536.8	$603.3	$741.4	$707.9	$664.7
Stockholders’ equity	$1,101.3	$1,644.7	$1,861.5	$1,914.9	$1,846.5
Other Information
Net cash provided by (used for) operating activities	$45.1	$(49.1)	$288.8	$229.7	$133.6
Working capital	$720.1	$1,166.7	$1,249.7	$1,288.7	$1,376.2
Research and development expense	$238.7	$324.1	$299.7	$268.7	$305.2
Return on average stockholders’ equity	(12.5)%	(10.7)%	8.2%	6.0%	(39.1)%
Stock price at year-end	$2.34	$4.04	$6.78	$5.68	$4.20
Number of employees	2,525	3,246	3,413	3,295	3,228
Number of stockholders [2]	4,712	5,723	5,818	6,961	7,088

[1]	Includes a special dividend of $1 per share.

[2]

For 2012, represents the number of stockholders at February 15, 2013. For 2011, represents the number of stockholders at February 17, 2012. For 2010, represents the number of stockholders at February 18, 2011. For 2009, represents the number of stockholders at February 12, 2010. For 2008, represents the number of stockholders at February 20, 2009.

[3]	Includes non-cash goodwill and in-process research and development (IPR&D) impairment charges of $102.7 million.

[4]	Includes a non-cash goodwill impairment charge of $988.3 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Prior to the second quarter of 2012, Tellabs reported results of operations for three reporting segments: Broadband, Transport, and Services. As a result of strategy changes and internal reorganizations at the beginning of the second quarter of 2012, Tellabs is focusing on the Packet Optical (primarily our optical portfolio) and Mobile Backhaul (primarily our data portfolio) markets in addition to the on-going Access and Services businesses. With these strategic adjustments, we changed our reporting segments accordingly. Therefore, beginning with the second quarter of 2012, we have reported in the following four segments: Optical, Data, Access and Services (the Services segment was unchanged).

Optical segment products are primarily used to manage large volumes of telecommunication traffic in metro areas. The Optical segment includes the Tellabs® 5000 Series of Digital Cross-Connect systems, the Tellabs® 6300 Managed Transport System, the Tellabs® 7100 OTS and the Tellabs® 7300 Metro Ethernet Switching Series.

Data segment products are primarily used in mobile backhaul applications, and for business services and various edge routing applications. The Data segment includes the Tellabs® 8100 Managed Access Systems and the Tellabs 8600 and 8800 Smart Routers.

Access segment products are primarily used to enable service providers to bundle Internet, video, and voice over high-speed fiber-based networks and in Optical LAN applications. The Access segment includes the Tellabs® 1000 and 1100 Multi-service Access systems, and the Tellabs® 1600 Optical Network Terminals.

The Services segment delivers deployment, training, support and professional services to Tellabs’ customers. Through these offerings, Tellabs serves its customers through the phases of planning, deploying and operating a network.

As customers migrate to new technologies, revenue from earlier-developed products and services declines and overall corporate profitability suffers. This situation is compounded when customers are slow to adopt our newer products and services. In the face of these market conditions, Tellabs is targeting near-term nominal profitability while streamlining its costs and operating expenses with the goal of managing research and development to enhance Tellabs solutions for future revenue growth.

Results of Operations

Net loss for the year 2012 was $171.7 million, compared with net loss of $188.4 million in 2011 and net earnings of $155.6 million in 2010.

In 2012, revenue was $1,052.6 million, compared with $1,285.7 million in 2011 and $1,642.3 million in 2010. Revenue decreased across all segments in 2012 and 2011.

In 2012, gross margin was 38.7%, compared with 39.5% in 2011 and 48.1% in 2010. The decline in gross margin in 2012 from 2011 was primarily a result of the lower overall level of revenue. The decline in gross margin in 2011 from 2010 was primarily the result of lower revenue from digital cross-connect systems and data products in North America.

Operating expenses in 2012 were $563.6 million, compared with $711.2 million in 2011 and $615.9 million in 2010. For the year 2012, lower research and development, sales and marketing and general and administrative expenses were partially offset by $119.0 million in restructuring and other charges. For the year 2012, restructuring and other charges are due to facility- and asset-related charges ($38.4 million), severance ($32.9 million) and accelerated amortization for abandoned intangible assets ($47.7 million) related to mobile packet-core technology. For the full-year 2011, lower sales and marketing, general and administrative expenses, and intangible asset amortization were more than offset by increased research and development expenses, restructuring and other charges, and the $102.7 million goodwill and in-process research and development (IPR&D) impairments incurred in the third quarter of 2011.

Segment Revenue

In millions	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Optical	$432.0	$482.1	$644.2	(10.4)%	(25.2)%
Data	265.5	413.9	557.7	(35.9)%	(25.8)%
Access	156.5	166.4	198.1	(5.9)%	(16.0)%
Services	198.6	223.3	242.3	(11.1)%	(7.8)%
Total revenue	$1,052.6	$1,285.7	$1,642.3	(18.1)%	(21.7)%

Segment Revenue

Optical revenue was $432.0 million in 2012, compared with $482.1 million in 2011 and $644.2 million in 2010. In 2012, revenue decreased across all products in the segment. In 2011, increased revenue from optical transport systems was offset by lower revenue from digital cross-connect systems.

Data revenue was $265.5 million in 2012, compared with $413.9 million in 2011 and $557.7 million in 2010. In 2012, revenue decreased across all products in the segment. In 2011, increased revenue from managed edge systems was offset by lower revenue from smart routers.

Access revenue was $156.5 million in 2012, compared with $166.4 million in 2011 and $198.1 million in 2010. In 2012, higher revenue from single-family ONTs was more than offset by lower revenue from access systems. In 2011, access revenue declined primarily due to lower revenue from single-family ONTs.

Revenue from Services was $198.6 million 2012, compared with $223.3 million in 2011 and $242.3 million in 2010. In 2012, the decline in Services segment revenue was driven primarily by lower deployment and professional services revenue and the adjustment for business taxes described below under Services Gross Margin. In 2011, the decline in Services segment revenue was driven primarily by lower deployment services revenue, which was partially offset by higher professional and support services revenue.

Geographic Revenue

In millions	2012	%	2011	%	2010	%
North America	$522.9	50%	$649.4	51%	$1,142.6	70%
Outside North America	529.7	50%	636.3	49%	499.7	30%
Total revenue	$1,052.6	100%	$1,285.7	100%	$1,642.3	100%

Geographic Revenue

In 2012, revenue declined in all geographic regions. In 2011, increased revenue from all geographic regions outside North America was offset by lower revenue from wireline and wireless customers in North America.

Gross Profit and Margin

In millions	2012	2011	2010
Gross profit	$406.9	$508.3	$789.6
Gross margin	38.7%	39.5%	48.1%

Product gross profit	$338.6	$435.1	$710.7
Product margin	39.7%	41.0%	50.8%

Services gross profit	$68.3	$73.2	$78.9
Services margin	34.4%	32.8%	32.6%

Gross Margin

Overall gross margin decreased 0.8 percentage points in 2012 after declining 8.6 percentage points in 2011. Product gross margin declined 1.3 percentage points in 2012 after declining 9.8 percentage points in 2011. Services gross margin increased 1.6 percentage points in 2012 after increasing 0.2 percentage points in 2011.

Product Gross Margin

Product gross margins decreased in 2012 from 2011, driven primarily by the lower overall level of product revenue. In addition, we recorded an $8.1 million charge in the fourth quarter of 2012 for inventory and purchase commitments related to the discontinued 9200 product. The decline in product gross margin in 2011 from 2010 is the result of lower revenue from digital cross-connect systems and data products, which carry gross margins higher than the corporate average. Product gross margin in 2010 also included a $16.5 million charge for excess purchase commitments.

Services Gross Margin

Services gross margins increased in 2012, compared with 2011, primarily as a result of lower revenue from deployment services, partially offset by an adjustment for business taxes on sales transactions involving deployment services in a foreign jurisdiction in the second quarter of 2012. The increase in services gross margin in 2011 from 2010 was driven primarily by a mix shift from lower-margin deployment services to higher-margin professional services and improved profitability for professional services.

Gross Margin Trend

Gross margin is different for each product and services category and for each product within a category because the actual margin depends on the specific system configuration sold as well as customer and geographic pricing differences. This variability, which tends to affect gross margin on a quarterly basis, is likely to continue.

Operating Expenses

	Expense			Percent of Revenue
In millions	2012	2011	2010	2012	2011	2010
Research and development	$238.7	$324.1	$299.7	22.7%	25.2%	18.2%
Sales and marketing	126.4	163.0	179.3	12.0%	12.7%	10.9%
General and administrative	74.1	80.9	100.4	7.0%	6.3%	6.1%
Subtotal	439.2	568.0	579.4	41.7%	44.2%	35.3%

Intangible asset amortization	5.4	20.2	27.0
Restructuring and other charges	119.0	20.3	9.5
Goodwill and IPR&D impairment	—	102.7	—
Total operating expenses	$563.6	$711.2	$615.9

Operating Expenses

In 2012, lower research and development, sales and marketing, and general and administrative expenses were partially offset by $119.0 million in restructuring and other charges. The increase in operating expenses in 2011 from 2010 was driven by increased research and development expenses, the goodwill and IPR&D impairment incurred in the third quarter of 2011, and increased restructuring and other charges, which were partially offset by lower general and administrative and sales and marketing expenses.

Intangible Asset Amortization

The decline in intangible asset amortization in 2012 from 2011 was due to the write-down of abandoned intangible assets related to the mobile packet-core technology in the first quarter of 2012. The decline in intangible asset amortization in 2011 from 2010 was due to certain intangibles reaching full amortization.

Restructuring and Other Charges

In 2012, restructuring and other charges are due to facility- and asset-related charges ($38.4 million), severance ($32.9 million) and accelerated amortization for abandoned intangible assets ($47.7 million) related to the mobile packet-core technology. In 2011 and 2010, restructuring and other charges consisted primarily of severance and facility- and asset-related charges.

Goodwill Impairment

In the third quarter of 2011, we performed an interim goodwill impairment review on our Data segment (previously Broadband segment) because we continued to experience a significant decline in business volumes from a major customer that had an adverse impact on the results of the Data segment, and our overall market capitalization continued to fall below carrying value. We determined that the fair value of the identifiable net assets, excluding goodwill, was greater than the fair value of the segment, resulting in no value attributable to goodwill. Consequently, the financial results for the third quarter of 2011 included an impairment charge for the full amount of Data segment goodwill, amounting to $82.7 million. The Services segment did not incur an impairment of its goodwill since its fair value was determined to be greater than its carrying value.

IPR&D Impairment

In conjunction with the interim goodwill impairment review, we assessed the valuation of our indefinite-lived intangible assets, which consisted of IPR&D in the third quarter of 2011. Updated management projections related to the IPR&D from the WiChorus acquisition in 2009 resulted in an impairment charge in the third quarter of 2011 of $20.0 million.

Segment Profit (Loss)*

In millions	2012	2011	2010
Optical	$89.6	$93.3	$218.3
Data	(6.8)	(6.6)	168.4
Access	31.9	34.1	34.5
Services	70.0	75.3	81.2
Total segment profit	$184.7	$196.1	$502.4
*

We define segment profit (loss) as gross profit less research and development expenses. Segment profit (loss) excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, the impact of equity-based compensation, the charge for inventory and purchase commitments related to the discontinued 9200 product, and the goodwill and IPR&D impairment charges.

Segment Profit (Loss)

The decline in Optical segment profitability in 2012 from 2011 was driven primarily by the overall lower level of segment revenue. The decline in Optical segment profit in 2011 from 2010 was driven primarily by lower revenue from digital cross connect systems, which carry gross margins higher than the corporate average.

Increased loss in the Data segment in 2012 from 2011 was driven primarily by the overall lower level of segment revenue, which was partially offset by increased product gross margins. The decline in Data segment profit in 2011 from 2010 was driven primarily by lower revenue from our smart routers and higher research and development expenses.

The decline in Access segment profitability in the three-year period was driven primarily by the lower level of access system revenue.

The decline in Services segment profit in 2012 from 2011 was driven primarily by the overall lower level of segment revenue. The decline in Services segment profit in 2011 from 2010 was driven primarily by lower revenue from deployment services, partially offset by improved profitability from professional services.

Other Income

In millions	2012	2011	2010
Interest income, net	$7.3	$12.1	$12.6
Other income (expense), net	0.8	(4.2)	5.2
Total other income	$8.1	$7.9	$17.8

Interest income, net, decreased over the three-year period due to lower investment balances and lower yields on investments in marketable securities. In 2012, Other income (expense), net increased due to gains on sales of marketable securities and a $3.0 million gain on the sale of a long-term equity investment, compared with losses on sales of marketable securities and a $1.0 million charge for a write-down of a long-term equity investment in 2011. Other income (expense), net decreased in 2011 as a result of losses on fixed income investments, compared with gains taken on fixed income investments during 2010. Other income (expense), net includes a gain on the sale of a long-term equity investment of $3.0 million in 2012, and charges to write down long-term equity investments of $1.0 million in 2011, and $3.8 million in 2010.

Income Taxes

In millions	2012	2011	2010
Income tax (expense) benefit	$(23.1)	$6.6	$(35.9)
Effective tax rate	(15.6)%	3.4%	18.8%

Income tax expense increased in 2012, reflecting tax expense on income from foreign operations and no tax benefit on domestic losses and tax credits. While we were partially able to recognize tax benefits in 2011, we established a valuation allowance in 2011 for the remaining losses. We did not recognize tax benefits on domestic losses in 2012 as it is more likely than not that such deferred tax assets will not be realized.

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

As a result of domestic losses in 2012 and the net cumulative loss generated in the current and prior two years, sufficient negative evidence exists for the Company to determine that a full valuation allowance be maintained against its domestic deferred tax assets. For a more detailed discussion of the valuation allowance maintained on our deferred tax assets, see Note 10, Income Taxes.

On January 2, 2013 the American Taxpayer Relief Act (ATRA) of 2012 was signed into law. Certain provisions of this Act were made retroactive to January 1, 2012, including the exclusion from U.S. federal taxable income of certain interest, dividends, and other income of foreign affiliates, as well as the U.S. research and development tax credit. Our tax provision for 2012 reflects the tax law that was in place as of December 28, 2012. We will record any tax effects of the ATRA in the first quarter of 2013. We expect such impact to be limited to adjustments to our domestic deferred tax assets and valuation allowance on the balance sheet, with minimal impact to tax expense.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity remained cash, cash equivalents and marketable securities of $604.4 million as of December 28, 2012, which decreased by $372.2 million since year-end 2011. Of the total cash, cash equivalents and marketable securities, as of December 28, 2012, $455.1 million was held in subsidiaries outside the United States.

We currently intend to repatriate approximately $367 million of our cash held by non-U.S. subsidiaries during the first quarter of 2013. Except for withholding taxes of approximately $1 million, we expect net operating loss carryforwards and foreign tax credits to offset any remaining cash tax liability. We anticipate that future foreign earnings will be deemed to be permanently reinvested, although we could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount repatriated, and we could be required to accrue and remit applicable U.S. income taxes to the extent a tax liability results after utilization of net operating loss carryforwards and available tax credits.

The decrease in cash, cash equivalents and marketable securities for 2012 is primarily the result of distributions of cash dividends, including the special dividend of $1 per share, and capital expenditures offset by cash generated from operations. In 2012, we generated $45.1 million of cash from operating activities, compared with cash used for operating activities of $49.1 million in 2011, and cash generated from operating activities of $288.8 million in 2010.

During 2012, we distributed a combined total of $396.9 million to our stockholders through quarterly cash dividends and a special dividend of $367.6 million. In 2012, we repurchased 36 thousand shares of common stock at a cost of $0.1 million.

The Tellabs Board of Directors did not authorize a cash dividend for the first quarter of 2013. We provide no assurance as to a future declaration or payment of a cash dividend or do we provide future assurance of a repurchase of common stock.

We believe that our investments are highly liquid instruments. We may rebalance the portfolio from time to time, which may affect the duration, credit structure, liquidity and future income of investments.

Based on historical performance and current forecasts, we believe the company’s cash, cash equivalents and marketable securities will satisfy working capital needs, capital expenditures and other liquidity requirements related to existing operations for the next 12 months. Future available sources of working capital, including cash, cash equivalents, and marketable securities, cash generated from future operations, short-term or long-term financing, equity offerings or any combination of these sources, should allow us to meet our long-term liquidity needs. Current policy is to use cash, cash equivalents and marketable securities to fund business operations, to expand business, potentially through acquisitions, to repurchase common stock and to potentially pay a cash dividend.

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

Non-GAAP gross profit margin in 2012 was 39.7%, compared with 39.8% in 2011. Non-GAAP operating expenses in 2012 were $421.9 million, compared with $546.8 million in 2011, driven primarily by lower research and development, sales and marketing, and general and administrative expenses related to stopping new development of mobile packet-core products. Non-GAAP operating loss in 2012 was $4.1 million, compared with an operating loss of $34.8 million in 2011.

Driven primarily by lower operating expenses and stable gross margins, non-GAAP net earnings were $0.6 million or breakeven earnings per share (basic and diluted) in 2012, compared with non-GAAP net loss of $17.6 million or $0.05 per share (basic and diluted) in 2011, despite the $233.1 million decline in overall annual revenue.

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Twelve Months Ended
In millions, except per-share data	12/28/12	12/30/11
Gross Profit Reconciliation (GAAP / non-GAAP)
GAAP gross profit	$406.9	$508.3
Inventory and purchase commitments adjustment (a)	8.1	—
Equity-based compensation – products (b)	1.1	1.6
Equity-based compensation – services (b)	1.7	2.1
Total adjustments related to gross profit	10.9	3.7
Non-GAAP gross profit	$417.8	$512.0
Non-GAAP gross profit percentage	39.7%	39.8%
Non-GAAP gross profit percentage – products	40.7%	41.1%
Non-GAAP gross profit percentage – services	35.2%	33.7%
Operating Expenses Reconciliation (GAAP / non-GAAP)
GAAP operating expenses	$563.6	$711.2
Equity-based compensation – research and development (b)	5.6	8.2
Equity-based compensation – sales and marketing (b)	3.0	4.3
Equity-based compensation – general and administrative (b)	8.7	8.7
Intangible asset amortization (c)	5.4	20.2
Restructuring and other charges (d), (e)	119.0	20.3
Goodwill and IPR&D impairment (f)	—	102.7
Total adjustments related to operating expenses	141.7	164.4
Non-GAAP operating expenses	$421.9	$546.8
Operating Loss Reconciliation (GAAP / non-GAAP)
GAAP operating loss	$(156.7)	$(202.9)
Total adjustments related to gross profit	10.9	3.7
Total adjustments related to operating expenses	141.7	164.4
Non-GAAP operating loss	$(4.1)	$(34.8)
Non-GAAP operating loss as a percentage of revenue	(0.4)%	(2.7)%
Net Loss Reconciliation (GAAP / non-GAAP)
GAAP net loss	$(171.7)	$(188.4)
Total adjustments related to gross profit	10.9	3.7
Total adjustments related to operating expenses	141.7	164.4
(Gains) write-downs of long-term equity investments (g)	(3.0)	1.0
Income tax effect (h)	22.7	1.7
Non-GAAP net earnings (loss)	$0.6	$(17.6)
Non-GAAP net earnings (loss) per share – basic	$—	$(0.05)
Non-GAAP net earnings (loss) per share – diluted	$—	$(0.05)

(1)	Reconciliation of non-GAAP Adjustments

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

Footnotes to reconciliation of non-GAAP adjustments:

(a)

We excluded $8.1 million from cost of revenue—products in 2012 for a reserve for inventory and purchase commitments related to the decision to discontinue the 9200 product. At the time of the decision we had not sold any 9200 product for commercial installation and we excluded this charge because we believe that it is not related directly to the underlying performance of our ongoing business operations and we excluded this measure when we review financial results and for business planning and performance management. Although this event is reflected in our GAAP financials, this transaction may limit the comparability of our fundamental, ongoing operations with prior and future periods.

(b)

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

(d)

We exclude restructuring and other charges because we believe they occur outside of the ordinary course of and are not related directly to the underlying performance of our fundamental business operations. We exclude these measures when reviewing financial results and for business planning and performance management. Although these events are reflected in our GAAP financials, these transactions may limit the comparability of our fundamental operations with prior and future periods.

(e)

In conjunction with the January 30, 2012 Restructuring Plan, we recorded $47.7 million of accelerated amortization for abandoned intangible assets in the first quarter of 2012 related to the mobile packet core technology. We believe this non-cash GAAP measure is not indicative of our core operating performance.

(f)

We recorded a $82.7 million goodwill impairment charge in 2011, which related to the Broadband segment. In addition, we recorded a $20.0 million other-than-temporary impairment for in-process research and development intangible assets in 2011. We believe these non-cash GAAP measures are not indicative of our core operating performance.

(g)

The $3.0 million adjustment to other income (expense), net in 2012 reflects a gain on the sale of a long-term equity investment. The $1.0 million adjustment to other income (expense), net in 2011 reflects losses on the write-down of long-term equity investments. We exclude write-downs and gains on sales of long-term equity investments because we believe that they are not related directly to the underlying performance of our working capital assets.

(h)

We calculate a separate tax expense and effective tax rate for GAAP and for non-GAAP purposes. For non-GAAP purposes, we use a 32% effective tax rate which represents the projected, long-term effective tax rate on non-GAAP pretax income. Our non-GAAP tax rate assumes full use of loss and credit carryforwards without reduction for valuation allowances.

Contractual Obligations

The following table sets forth an overview of contractual obligations, as of December 28, 2012, that will affect our liquidity and cash flows in future periods:

	Payments Due by Period
In millions	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$40.4	$12.6	$17.9	$8.4	$1.5
Operating lease obligations related to restructuring activities, net	5.5	3.6	1.9	—	—
Purchase commitments to contract manufacturers and suppliers	143.5	143.5	—	—	—
Loan related to other marketable securities [1]	195.1	195.1	—	—	—
Borrowing fees on loan related to other marketable securities [2]	6.8	1.2	2.5	2.5	0.6
Total contractual obligations	$391.3	$356.0	$22.3	$10.9	$2.1

[1]

Our agreement with the lender of the stock has no defined date when we must repay the loan; however, the loan is callable at the discretion of the lender. Our investment in Cisco stock is maintained at a value equal to the market value of the loaned securities. See Note 5, Investments, to the consolidated financial statements included in Item 8 of this Form 10-K for a more complete description of this obligation.

[2]

For purposes of contractual obligations disclosure, we used Cisco’s average share price of $18.65 for the quarter ended December 28, 2012, to determine the hypothetical value of the borrowing fees assuming the loans are settled in 2018.

We use several contract manufacturers and suppliers who provide manufacturing services for our products. During the normal course of business, we enter into agreements with certain contract manufacturers and suppliers that enable them to procure inventory based on criteria defined by us to reduce manufacturing lead times and ensure adequate component supply. Under these agreements, the maximum liability for purchase commitments as of December 28, 2012, was $143.5 million, of which $12.5 million for excess purchase commitments was recorded in Other accrued liabilities on the balance sheet.

The borrowing fees on the loan related to other marketable securities that are recorded in the financial statements each period are affected by Cisco’s average share price at the end of each quarter.

As of December 28, 2012, we had unrecognized tax positions of $14.1 million in long-term income tax liabilities. At this time, we are unable to make a reasonable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Many of our contracts contain customer acceptance provisions. In cases involving sales of new products, for example, we defer revenue until we receive formal customer acceptance. In cases where we can demonstrate that the product or service has met all acceptance criteria prior to formal customer acceptance, or where we have sufficient historical evidence of customer acceptance, we consider acceptance to be perfunctory; and therefore, formal customer acceptance is not required. Judgment about whether acceptance is perfunctory can impact the timing of revenue for contracts containing acceptance provisions.

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

To determine E&O and liabilities related to purchase commitments, we compare piece parts and finished goods on hand and on order to forecasted product demand and usage requirements. We record a valuation allowance for inventory quantities on hand and excess purchase commitments on order in excess of two years’ expected usage. For inventory quantities that fall between one and two years’ demand, we use management’s judgment to determine the appropriate E&O amount. We do not record an allowance if the quantity is less than one year’s forecasted demand.

We believe the accounting estimate related to E&O is a critical accounting estimate because it requires us to make assumptions about future sales volumes and product mix, both of which can be highly uncertain. Changes in these estimates can have a material effect on our financial statements.

Goodwill

Goodwill impairment is reviewed annually and when impairment indicators exist by comparing the segment’s net carrying value to its fair value. If the segment’s fair value is greater than its net carrying value, then further impairment tests are not deemed necessary. If the segment’s fair value is less than its net carrying value, then further tests are performed to determine the segment’s implied fair value of goodwill. The implied fair value is then compared against the carrying value of goodwill to determine the amount of the goodwill impairment.

The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions in determining a segment’s fair value. We estimate the fair value using the best information available to us, including discounted cash flow forecasts and market information. The discounted cash flow method requires us to use estimates and judgments about the future cash flows of the operating segments. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage the underlying operating segments, there is significant judgment in determining the cash flows attributable to these operating segments, including markets and market share, sales volumes and mix, research and development expenses, tax rates, capital spending, discount rate and working capital changes. Cash flow forecasts are based on segment operating plans for the early years and business projections in later years. The market approach is based on a comparison of the Company to comparable publicly traded firms in similar lines of business. The estimates and judgments used to determine comparable companies include such factors as size, growth, profitability, risk and return on investment.

We believe the accounting estimate related to the valuation of goodwill is a critical accounting estimate because it requires us to make assumptions that are highly uncertain about the future cash flows of our segments. Changes in these estimates can have a material impact on our financial statements.

As of December 28, 2012, the goodwill balance was $122.1 million, all in the Services segment. There was no impairment of the Services segment goodwill from our annual reviews in 2012, 2011, or 2010. For the annual impairment review in 2012, the excess of the fair value over the carrying value for the Services segment was over 85%.

Intangible Assets

Intangible assets consist of customer relationships, which arose from an acquisition of a business in 2004.

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

Warranty Costs

We provide warranties for all of our products, with terms and conditions that vary depending on the product sold. We provide a basic limited warranty for periods that range from 90 days to six years. We record warranty expense in cost of revenue on the Consolidated Statements of Operations. We estimate warranty liability by applying historical warranty return rates and costs per claim to the number of units shipped that are still within their warranty period. In addition, when we judge that a particular warranty claim will involve costs that are out of the ordinary, we separately estimate the costs for that claim and record the amount as an additional warranty expense for the period in which we determine we have a liability.

We believe that the accounting estimate related to warranty costs is a critical accounting estimate because it requires us to make assumptions about matters that are highly uncertain, including: future rates of product failure; repair costs, including availability of materials; shipping and handling; and de-installation and re-

installation costs at customers’ sites, among others. Consequently, the changes in warranty reserves could be material to our financial statements.

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

Because we are a large multi-national corporation, the United States Internal Revenue Service (IRS) generally audits each of our federal income tax returns. We are currently under audit by the State of Illinois for the 2007 and 2008 periods; in India for the 2009 period; and in the Philippines for the 2010 period. We are not currently under audit in the United States or in any of our other major jurisdictions for tax periods through 2012. During 2013 we expect the IRS to begin an audit of our 2010 and 2011 tax periods. Although we have recorded tax reserves for potential adjustments to tax liabilities for prior years, we cannot provide assurance that a material adjustment to our financial statements, either positive or negative, will not result when audits are concluded. We adjust tax reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made.

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

Significant judgment is required in determining any valuation allowance against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. We currently believe that the cumulative loss incurred by the Company in the 2010 through 2012 period represents sufficient negative evidence to determine that the establishment of a valuation allowance against domestic deferred tax assets is appropriate. Until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and certain non-U.S. tax benefits. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Equity-Based Compensation

We account for equity-based compensation in accordance with the Financial Accounting Standards Board (FASB) authoritative guidance related to accounting for share-based payments. Under the fair value recognition provisions of this guidance, we measure equity-based compensation cost, at the grant date, based on the fair value of the award, which is recognized as expense over the vesting period. Determining the fair value of equity-based awards at the grant date requires several assumptions, and a change in these assumptions could materially impact equity-based compensation expense and results of operations. These assumptions include our stock’s expected volatility, the risk-free interest rate, expected option term and expected dividend yield. In addition, we estimate the amount of equity-based awards that are expected to be forfeited.

Strategy and Outlook

Over the past few years, wireless service providers, under competitive pressure, have aggressively invested in network infrastructure to deliver 3G and 4G services. As consumers continue to embrace smartphones and tablets for high-bandwidth mobile Internet applications, wireless carriers need to expand the capacity of their networks to keep up with increasing traffic. As the average revenue per mobile user remains relatively flat, the need to invest in additional capacity has constrained the profitability of wireless carriers and limited their willingness to make future investment in products from Tellabs and its competitors.

In the wireline sector, service providers have transformed their access networks with fiber-optic technology to deliver a bundle of voice, data and video services to their residential customers. On the enterprise side, wireline providers also need to invest in next-generation technology to deliver voice, data and video services to their corporate customers. These programs are capital-intensive, and it is unclear if wireline carriers will achieve sufficient return on investment within an acceptable time-frame, thus limiting carriers’ willingness to invest in new technology from Tellabs and its competitors.

To achieve the advantages of scale needed to sustain such major network build-outs, many carriers have consolidated or begun to share network assets. Customer consolidation and shared networks have reduced overall capital spending. In addition, large consolidated carriers have gained increased pricing power over equipment suppliers such as Tellabs. While some equipment suppliers have also consolidated to achieve the scale advantages needed to better address the larger customer base, the overall market is characterized as one in which a relatively small number of customers exerts significant pricing power over a larger number of suppliers. Heightened competition by suppliers has resulted in increased pricing pressure for suppliers on a global basis.

In recent years, Tellabs has acquired technology and invested in research and development for new products to drive profitable, sustainable revenue growth. Despite these efforts, total revenue has not grown since 2010, resulting in losses in each of the last two years. Since July 2011, Tellabs has restructured its operations four times to bring expenses in line with expected revenue and discontinued development of the Tellabs 9100 and 9200 products. Return-on-investment analysis, customer response and overall market conditions indicated that Tellabs would not be able to achieve sufficient returns from the Tellabs 9100 and 9200 products, given the required investment, within an acceptable time-frame.

In 2013, Tellabs will continue to streamline its costs and operating expenses by reducing research and development expenses for Data segment products and modestly increasing spending to enhance products in the Optical and Access segments. At the same time, Tellabs will begin investment in Software-Defined Networking (SDN) and Self-Organizing Networks (SON) enhancements to its existing hardware platforms and network management solutions.

Within the Data segment, Tellabs will continue to evolve and extend the IP and Ethernet capabilities of the Tellabs 8600 and 8800 Smart Routers, while also pursuing enhancements to speed small cell and macro cell deployment. At the same time, stopping development of the Tellabs 9200 product will reduce overall research and development expenses for the segment.

In the Optical segment, Tellabs will modestly increase research and development in the Tellabs 7100 Optical Transport System (OTS) and 7300 Metro Ethernet Switching Series. These enhancements will enable customers to reduce transmission costs, improve the ability of mesh networks to recover from failures and speed up the time needed to deploy new services, while developing a path toward future 100G and 400G services on the 7100 OTS.

In the Access segment, Tellabs will modestly increase research and development in the Tellabs 1100 Multiservice Access Platform and ship the new Tellabs Mini-ONT. These enhancements will increase functionality for delivering residential triple-play services, providing small cell mobile backhaul, and enabling optical LANs for enterprises.

In the Services segment, Tellabs will focus on expanding the customers for its Insight Analytics Services for mobile network analytics. Tellabs will continue emphasis on improving overall customer experience while growing overall Services revenue and profitability.

Tellabs’ goal is to target near-term nominal profitability while managing research and development to enhance Tellabs solutions for future revenue growth. The goal is for operating expenses to decrease and quarterly revenue to improve through the course of 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

During the normal course of business, we invest a portion of our cash and cash equivalents in marketable securities. These investments are sensitive to interest rate movements and their fair value will decline as interest rates rise and increase as interest rates decline. For a discussion of our investments in marketable securities for the fiscal years ended December 28, 2012, and December 30, 2011, see Note 5, Investments, to the consolidated financial statements included in Item 8 of this Form 10-K and is incorporated herein by reference.

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

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency of the Tellabs entity entering into the transaction are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income. The gain or loss from changes in the fair value of the derivative contracts are generally offset by gains or losses of the underlying transactions being hedged. These derivative contracts are not designated as hedges. At December 28, 2012, we held non-designated foreign currency forward contracts in 10 currencies, with a gross notional equivalent of $125.5 million. The maturities of the foreign currency forward contracts held at year-end range from one to six months.

Our net foreign currency exposure is diversified among a broad number of currencies. The notional amounts reflected in the following table represent the U.S. dollar values of the agreed-upon amounts that will be delivered to a third party on the agreed-upon date:

	December 28, 2012
In millions	Notional Amount	Fair Value
Forward Contracts
Purchased	$38.4	$(0.1)
Sold	87.1	—
Total	$125.5	$(0.1)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

The management of Tellabs, Inc., and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2012, as required by Rule 13a-15(c) of the Securities Exchange Act of 1934, as amended. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that internal control over financial reporting was effective as of December 28, 2012. Our internal control over financial reporting as of December 28, 2012 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Daniel P. Kelly
President and Chief Executive Officer

Andrew B. Szafran
Executive Vice President and Chief Financial Officer
February 22, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tellabs, Inc.

We have audited the accompanying consolidated balance sheets of Tellabs, Inc. and subsidiaries (the “Company”) as of December 28, 2012, and December 30, 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2012. Our audits also included the financial statement schedule listed in the Index of Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 28, 2012, and December 30, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013, expressed an unqualified opinion thereon.

Chicago, Illinois

February 22, 2013

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of Tellabs, Inc.

We have audited Tellabs, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 28, 2012, and December 30, 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2012, and our report dated February 22, 2013, expressed an unqualified opinion thereon.

Chicago, Illinois

February 22, 2013

Consolidated Statements of Operations

In millions, except per-share data	Year Ended 12/28/12	Year Ended 12/30/11	Year Ended 12/31/10
Revenue
Products	$854.0	$1,062.4	$1,400.0
Services	198.6	223.3	242.3
Total revenue	1,052.6	1,285.7	1,642.3

Cost of Revenue
Products	515.4	627.3	689.3
Services	130.3	150.1	163.4
Total cost of revenue	645.7	777.4	852.7

Gross Profit	406.9	508.3	789.6

Operating Expenses
Research and development	238.7	324.1	299.7
Sales and marketing	126.4	163.0	179.3
General and administrative	74.1	80.9	100.4
Intangible asset amortization	5.4	20.2	27.0
Restructuring and other charges	119.0	20.3	9.5
Goodwill and IPR&D impairment	—	102.7	—
Total operating expenses	563.6	711.2	615.9

Operating (Loss) Earnings	(156.7)	(202.9)	173.7

Other Income
Interest income, net	7.3	12.1	12.6
Other income (expense), net	0.8	(4.2)	5.2
Total other income	8.1	7.9	17.8

(Loss) Earnings Before Income Tax	(148.6)	(195.0)	191.5
Income tax (expense) benefit	(23.1)	6.6	(35.9)
Net (Loss) Earnings	$(171.7)	$(188.4)	$155.6

Weighted Average Shares Outstanding
Basic	367.0	364.5	378.1
Diluted	367.0	364.5	382.7

Net (Loss) Earnings Per Share
Basic	$(0.47)	$(0.52)	$0.41
Diluted	$(0.47)	$(0.52)	$0.41

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive (Loss) Income

In millions	Year Ended 12/28/12	Year Ended 12/30/11	Year Ended 12/31/10
Net (Loss) Earnings	$(171.7)	$(188.4)	$155.6
Reclassification adjustment for net gain included in net (loss) earnings, net of tax of $0.5, $0.1, $1.8	(1.1)	(0.6)	(2.4)
Unrealized net gain (loss) on available-for-sale securities, net of tax of $(0.6), $(0.5), $0.2	1.6	2.0	(0.4)
Unrealized net (loss) gain on net investment hedges, net of tax of $0.4, $(0.7), $(3.7)	(2.5)	1.9	6.4
Foreign currency translation adjustment, net of tax of $(2.9), $0.0, $0.0	11.3	(20.5)	(35.4)
Unrecognized prior service cost, net of tax of $0.0, $0.0, $0.0	0.1	0.1	0.1
Unrecognized net (loss) gain on retiree medical plan, net of tax of $0.1, $0.8, $(0.2)	(0.2)	(1.7)	0.5
Comprehensive (Loss) Income	$(162.5)	$(207.2)	$124.4

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

In millions, except share data	12/28/12	12/30/11
ASSETS
Current Assets
Cash and cash equivalents	$223.7	$132.7
Investments in marketable securities	380.7	843.9
Total cash, cash equivalents and marketable securities	604.4	976.6
Other marketable securities	195.1	190.9
Accounts receivable, net of allowances of $1.3 and $1.3	246.8	317.6
Inventories
Raw materials	30.2	33.7
Finished goods	70.8	110.3
Total Inventories	101.0	144.0
Income taxes	7.3	27.9
Miscellaneous receivables and other current assets	35.1	39.8
Total Current Assets	1,189.7	1,696.8
Property, Plant and Equipment
Land	20.1	20.0
Buildings and improvements	193.5	197.4
Equipment	406.4	446.9
Total property, plant & equipment	620.0	664.3
Accumulated depreciation	(389.6)	(390.8)
Property, plant and equipment, net	230.4	273.5
Goodwill	122.1	122.0
Intangible Assets, Net of Amortization	4.4	57.1
Other Assets	91.5	98.6
Total Assets	$1,638.1	$2,248.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$57.4	$97.1
Accrued compensation	37.7	46.3
Restructuring and other charges	19.1	13.0
Income taxes	61.5	63.5
Loan related to other marketable securities	195.1	190.9
Deferred revenue	20.3	40.8
Other accrued liabilites	78.5	78.4
Total Current Liabilities	469.6	530.0
Long-Term Restructuring Liabilities	2.8	4.7
Income Taxes	21.9	21.2
Other Long-Term Liabilities	42.5	47.4
Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 508,846,484 and 505,238,503 shares issued	5.1	5.1
Additional paid-in capital	1,592.2	1,572.4
Treasury stock, at cost: 141,284,352 and 140,250,476 shares	(1,231.0)	(1,227.2)
Retained earnings	636.0	1,204.6
Accumulated other comprehensive income	99.0	89.8
Total Stockholders’ Equity	1,101.3	1,644.7
Total Liabilities and Stockholders’ Equity	$1,638.1	$2,248.0

The accompanying notes are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

In millions	Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2010	384.3	$5.0	$1,511.2	$(1,037.9)	$1,296.8	$139.8	$1,914.9

Net earnings	—	—	—	—	155.6	—	155.6

Other comprehensive loss	—	—	—	—		(31.2)	(31.2)
Stock issued for employee stock programs	4.0	—	8.0	—	—	—	8.0
Equity-based compensation expense	—	—	26.8	—	—	—	26.8
Tax effect from equity-based compensation expense	—	—	1.9	—	—	—	1.9
Purchase of treasury stock	(25.8)	—	—	(184.2)	—	—	(184.2)
Cash dividends paid	—	—	—	—	(30.3)	—	(30.3)
Balance, December 31, 2010	362.5	$5.0	$1,547.9	$(1,222.1)	$1,422.1	$108.6	$1,861.5

Net loss	—	—	—	—	(188.4)	—	(188.4)

Other comprehensive loss	—	—	—	—	—	(18.8)	(18.8)
Stock issued for employee stock programs	3.5	0.1	0.5	—	—	—	0.6
Equity-based compensation expense	—	—	24.9	—	—	—	24.9
Tax effect from equity-based compensation expense	—	—	(0.9)	—	—	—	(0.9)
Purchase of treasury stock	(1.0)	—	—	(5.1)	—	—	(5.1)
Cash dividends paid	—	—	—	—	(29.1)	—	(29.1)
Balance, December 30, 2011	365.0	$5.1	$1,572.4	$(1,227.2)	$1,204.6	$89.8	$1,644.7

Net loss	—	—	—	—	(171.7)	—	(171.7)

Other comprehensive income	—	—	—	—	—	9.2	9.2
Stock issued for employee stock programs	3.6	—	—	—	—	—	—
Equity-based compensation expense	—	—	19.8	—	—	—	19.8
Purchase of treasury stock	(1.0)	—	—	(3.8)		—	(3.8)
Cash dividends paid	—	—	—	—	(396.9)	—	(396.9)
Balance, December 28, 2012	367.6	$5.1	$1,592.2	$(1,231.0)	$636.0	$99.0	$1,101.3

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

In millions	Year Ended 12/28/12	Year Ended 12/30/11	Year Ended 12/31/10
Operating Activities
Net (loss) earnings	$(171.7)	$(188.4)	$155.6
Adjustments to reconcile net (loss) earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	50.0	76.2	77.3
Loss on disposal of property, plant and equipment	1.5	0.7	0.3
Equity-based compensation	19.8	24.6	27.0
Deferred income taxes	5.5	(0.8)	18.1
Restructuring and other charges	119.0	20.3	9.5
Net gain on investments in marketable securities	(3.1)	—	(12.2)
Goodwill and IPR&D impairment	—	102.7	—
Other-than-temporary impairment charges on investments	—	2.2	3.8
Excess tax benefits from equity-based compensation	—	(0.2)	(1.6)
Net changes in assets and liabilities:
Accounts receivable	72.9	15.9	(17.9)
Inventories	41.6	16.9	(35.5)
Miscellaneous receivables and other current assets	19.6	(7.6)	10.6
Other assets	4.8	(4.6)	(4.1)
Accounts payable	(40.5)	(23.1)	52.7
Restructuring and other charges	(36.3)	(11.7)	(13.0)
Deferred revenue	(20.2)	(2.1)	11.9
Other accrued liabilities	(9.9)	(59.6)	25.6
Income taxes	(3.7)	(7.4)	(16.8)
Other long-term liabilities	(4.2)	(3.1)	(2.5)
Net Cash Provided by (Used for) Operating Activities	45.1	(49.1)	288.8
Investing Activities
Capital expenditures	(31.4)	(65.2)	(55.6)
Proceeds on disposals of property, plant and equipment	—	0.3	0.1
Payments for purchases of investments	(475.6)	(811.5)	(2,217.7)
Proceeds from sales and maturities of investments	950.0	888.2	2,245.1
Net Cash Provided by (Used for) Investing Activities	443.0	11.8	(28.1)
Financing Activities
Proceeds from short-term borrowings	—	1.3	—
Payments of short-term borrowings	—	(1.3)	—
Proceeds from issuance of common stock under stock plans	0.1	0.6	8.0
Repurchase of common stock	(3.8)	(5.1)	(184.2)
Excess tax benefits from equity-based compensation	—	0.2	1.6
Dividends paid	(396.9)	(29.1)	(30.3)
Net Cash Used for Financing Activities	(400.6)	(33.4)	(204.9)
Effect of Exchange Rate Changes on Cash	3.5	(5.4)	(1.0)
Net Increase (Decrease) in Cash and Cash Equivalents	91.0	(76.1)	54.8
Cash and Cash Equivalents—Beginning of Year	132.7	208.8	154.0
Cash and Cash Equivalents—End of Year	$223.7	$132.7	$208.8
Other Information
Interest paid	$1.2	$1.3	$1.7
Income taxes paid	$4.3	$6.1	$23.3

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

Investments in marketable securities

We account for investments in marketable securities at fair value, with the unrealized gain or loss, less deferred income taxes, included in Other Comprehensive (loss) income and shown as a separate component of stockholders’ equity. We base realized gains and losses on specific identification of the security sold. We review investments held with unrealized losses to determine if the loss is other-than-temporary. We evaluate near-term prospects of the security in relation to the severity and duration of the unrealized loss. We also assess our intent to sell the security, whether it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover its entire amortized cost basis.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, marketable securities and derivatives. The carrying value of the cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value because of their short-term nature. We determine the fair value of marketable securities and derivatives based on observable inputs such as quoted prices in active markets, or other than quoted prices in active markets, that are observable either directly or indirectly. See discussion in Notes 5 and 6 regarding investments and derivatives, respectively.

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

Property, Plant and Equipment

We record property, plant and equipment at cost or fair value if acquired in a business combination, less accumulated depreciation and amortization. We compute depreciation using the straight-line method. Buildings are depreciated over 25 to 40 years; building improvements over 7 years; leasehold improvements over the lesser of the life of the lease or the useful life of the asset, currently 3 to 10 years; and equipment over 3 to 10 years. We evaluate property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable.

Equity-Based Compensation

We recognize compensation expense for employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards over the requisite service period for the respective award.

Income Taxes

Income tax expense is based on pretax financial income and the tax rates applicable to that income in the various jurisdictions in which we operate. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities as well as tax credit and operating loss carry forwards using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Significant judgment is required in determining and evaluating our tax positions. We establish reserves when it is more likely than not that we will not realize the full benefit of such positions. We adjust these reserves in light of changing facts and circumstances.

Goodwill

Goodwill impairment is reviewed annually and when impairment indicators exist. Goodwill impairment reviews are conducted in two steps, the first of which is by comparing the segment’s net carrying value to its estimated fair value. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions. We calculate the fair value of the segment using the discounted cash flow method and the market approach of valuation. The discounted cash flow method requires us to use estimates and judgments about the amounts and timing of future cash flows of the segment. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage the underlying operating segments, there is significant judgment in determining the cash flows attributable to these operating segments, including markets and market share, sales volumes and mix, research and development expenses, tax rates, capital spending, discount rate and working capital changes. The market approach is based on a comparison of the Company to comparable publicly traded firms in similar lines of business. The estimates and judgments used to determine comparable companies include such factors as size, growth, profitability, risk and return on investment.

Intangible Assets

Intangible assets are made up of customer relationships from an acquisition. These assets are amortized over their estimated useful lives and reviewed for impairment when indicators of impairment exist, such as loss of customer relationships, customer non-acceptance of products and underlying technology, and reduced product margins indicating declining operating performance or cash flows. The estimated useful lives of these assets are evaluated to determine if a change in an estimate is required. The remaining carrying value of the asset is amortized prospectively over the remaining adjusted useful life of the asset. The review for potential impairment and change in estimated useful lives requires us to use estimates and judgments of future cash flows, consistent with plans and estimates we use to manage related product cash flows.

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

Arrangement consideration is allocated to all deliverables based on the relative selling price using one of three methods: vendor–specific objective evidence, third-party evidence or estimated selling price. We use vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence or third-party evidence is available.

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

Foreign Currency Transactions

We recognize foreign currency transaction gains and losses resulting from changes in exchange rates due to the settlement of monetary assets and liabilities in a currency other than the subsidiary’s functional currency in Other income (expense), net.

2. Restructuring and Other Charges

On October 24, 2012, management initiated a restructuring plan that is designed to further align expenses with revenue and current market conditions. In order to reduce costs and operating expenses, this plan includes moving certain functions to lower cost geographies. The pretax charges will consist of approximately $9 million for severance-related charges that will affect approximately 200 employees, and $2 million for facility- and asset-related charges. Restructuring expense for this plan for 2012 was $9.4 million, which consists of expense of $9.2 million for severance-related charges and a $0.2 million charge for facility- and asset-related charges. By segment, total charges to date under this plan are $2.6 million for Optical, $3.1 million for Data, $0.9 million for Access, and $2.8 million for Services. Estimated cash payments under this plan are expected to be $9.7 million, of which $0.8 million has been paid through 2012. Other than the cash payments, actions under this plan are expected to be substantially completed by the end of the fourth quarter of 2013.

On January 30, 2012, management initiated a restructuring plan that aligns expenses with revenue. Tellabs stopped new development on the Tellabs® SMARTCORE 9100 series for mobile packet core and consolidated research and development into fewer locations. The pretax charges for this plan will consist of approximately $23 million for severance-related charges of approximately 500 employees, $38 million for facility- and asset-related charges and $48 million for the accelerated amortization for abandoned intangible assets. Restructuring expense for this plan in 2012 was $108.8 million, which consists of expense of $23.2 million for severance-related charges, $36.7 million for facility- and asset-related charges, $47.7 million for the accelerated amortization of abandoned intangible assets, and $1.2 million for other obligations. By segment, total charges to date under this plan are $4.4 million for Optical, $100.7 million for Data, $1.5 million for Access, and $2.2 million for Services. Estimated cash payments under this plan are expected to be $30.6 million, of which $22.9 million has been paid through 2012. Other than the cash payments, actions under this plan are expected to be substantially completed by the end of the first quarter of 2013.

On July 25, 2011, management initiated a restructuring plan to align our cost structure to business conditions at that time. Net restructuring expense for this plan in 2012 was $1.5 million, which consists of a $0.9 million charge for facility- and asset-related charges and $0.6 million for severance-related charges. Cumulative restructuring charges for this plan are $21.3 million, which consists of $15.2 million for severance-related charges, $5.5 million for facility- and asset-related charges, and $0.6 million for other obligations. By segment, total charges to date under this plan are $8.6 million for Optical, $7.2 million for Data, $1.8 million for Access and $3.7 million for Services. Estimated cash payments under this plan are expected to be $18.9 million, of which $16.3 million has been paid through 2012. Other than the cash payments, restructuring actions under this plan were substantially completed in the second quarter of 2012.

On January 25, 2010, management initiated a restructuring plan to enable us to shift investment from TDM (Time Division Multiplexing) to Ethernet and IP products, move our supply chain closer to suppliers, and reduce general and administrative expenses. A restructuring credit for 2012 was $0.1 million for severance-related charges. The cumulative pretax restructuring charges for this plan are $9.7 million, which consists of $7.0 million for workforce reductions and $2.7 million for facility- and asset-related charges. By segment, total charges to date under this plan are $3.6 million for Optical, $5.3 million for Data, $0.5 million for Access and $0.3 million for Services. Total cash payments under this plan are $7.2 million which have been paid through 2012. Other than the cash payments, restructuring actions under this plan were completed in the first quarter of 2011.

Restructuring credit for previous restructuring plans for 2012 was $0.6 million for facility- and asset-related charges. These expenses are due to changes in previous estimates related to certain lease obligations.

The balance for restructuring plans relates to net lease obligations that expire through 2017 and cash severance that we expect to pay through the first quarter of 2015.

The following table summarizes restructuring and other charges recorded for the plans mentioned above, as well as adjustments for prior restructurings:

	2012	2011	2010
Severance and other termination benefits	$32.9	$15.9	$6.9
Facility and other exit costs	37.3	3.8	2.6
Accelerated amortization of intangible assets	47.7	—	—
Other obligations	1.1	0.6	—
Total restructuring and other charges	$119.0	$20.3	$9.5

The following table summarizes our restructuring and other charges activity by segment during 2012 and 2011 and the status at year-end:

	Balance at 12/30/11	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 12/28/12
2012 Restructuring Plans
Optical	$—	$7.0	$(2.2)	$(0.9)	$3.9
Data	—	103.8	(18.6)	(76.6)	8.6
Access	—	2.4	(0.7)	(0.2)	1.5
Services	—	5.0	(2.2)	—	2.8
Subtotal 2012 Restructuring Plans	—	118.2	(23.7)	(77.7)	16.8
2011 Restructuring Plan
Optical	4.4	1.7	(5.1)	(0.6)	0.4
Data	5.5	—	(3.4)	(0.2)	1.9
Access	1.1	0.1	(0.9)	—	0.3
Services	1.6	(0.3)	(1.3)	—	—
Subtotal 2011 Restructuring Plan	12.6	1.5	(10.7)	(0.8)	2.6
Previous Restructuring Plans
Optical	0.4	(0.1)	(0.1)	—	0.2
Data	1.9	—	(0.7)	—	1.2
Access	2.6	(0.6)	(0.9)	—	1.1
Services	0.2	—	(0.2)	—	—
Subtotal Previous Restructuring Plans	5.1	(0.7)	(1.9)	—	2.5
Total All Restructuring Plans	$17.7	$119.0	$(36.3)	$(78.5)	$21.9

	Balance at 12/31/10	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 12/30/11
2011 Restructuring Plan
Optical	$—	$6.8	$(1.5)	$(0.9)	$4.4
Data	—	7.2	(1.3)	(0.4)	5.5
Access	—	1.7	(0.5)	(0.1)	1.1
Services	—	4.0	(2.3)	(0.1)	1.6
Subtotal 2011 Restructuring Plan	—	19.7	(5.6)	(1.5)	12.6
2010 Restructuring Plans
Optical	1.1	0.2	(1.2)	—	0.1
Data	0.8	0.4	(1.1)	—	0.1
Access	0.5	—	(0.4)	—	0.1
Services	—	0.2	(0.2)	—	—
Subtotal 2010 Restructuring Plans	2.4	0.8	(2.9)	—	0.3
Previous Restructuring Plans
Optical	1.8	(1.1)	(0.4)	—	0.3
Data	2.9	(0.4)	(0.6)	(0.1)	1.8
Access	3.2	0.8	(1.4)	(0.1)	2.5
Services	0.5	0.5	(0.8)	—	0.2
Subtotal Previous Restructuring Plans	8.4	(0.2)	(3.2)	(0.2)	4.8
Total All Restructuring Plans	$10.8	$20.3	$(11.7)	$(1.7)	$17.7

[1]

Other activities include accelerated amortization related to abandoned intangible assets, accelerated depreciation of property, plant and equipment to be disposed, the effects of currency translation as well as other changes that do not flow through restructuring expense.

3. Goodwill and Intangible Assets

Goodwill

Prior to the second quarter of 2012, we reported results of operations for three reporting segments: Broadband, Transport, and Services. As a result of strategy changes and internal reorganizations at the beginning of the second quarter of 2012, we are focusing on the Packet Optical (primarily our optical portfolio) and Mobile Backhaul (primarily our data portfolio) markets in addition to the on-going Access and Services businesses. With these strategic adjustments, we changed our reporting segments accordingly. Therefore, beginning with the second quarter of 2012, we have reported in the following four segments: Optical, Data, Access and Services (the Services segment was unchanged).

As of December 28, 2012, only the Services segment had goodwill totaling $122.1 million.

During the fourth quarter of 2012, we tested the Services segment for possible goodwill impairment as part of our annual review. As the Services segment’s estimated fair value was greater than its carrying value and no impairment indicators existed, further impairment tests were not deemed necessary and no impairment loss was recorded.

In the third quarter of 2011, we performed an interim review for the Broadband segment since we continued to experience a significant decline in business volume from a major customer that had an adverse impact on the results of the Broadband segment, and our overall market capitalization continued to fall below carrying value. As a result of our interim review, we recorded a goodwill impairment charge of $82.7 million, the full amount of Broadband segment goodwill. The Services segment did not incur an impairment of its goodwill since the fair value of the segment was determined to be greater than the carrying value.

	12/30/11
	Broadband	Services	Total
Beginning balance	$82.7	$122.2	$204.9
Reductions	(82.7)	—	(82.7)
Currency translation adjustments	—	(0.2)	(0.2)
Ending balance	$—	$122.0	$122.0

Intangible Assets

We amortize intangible assets with finite lives on a straight-line basis over their estimated useful lives. Trade names/trademarks were amortized over 4 to 12 months; customer relationships/backlog over 6 months to 9 years; non-compete agreements from 1.5 to 3 years; and developed technology over 2 to 7.5 years.

We evaluate the carrying value of intangible assets and other long-lived assets for impairment whenever indicators of impairment exist.

In conjunction with the January 30, 2012, restructuring plan, we recorded $47.7 million of accelerated amortization to Restructuring and other charges for abandoned intangible assets in the first quarter of 2012 related to the mobile packet core technology. As a result of the abandonment, we wrote these assets down to zero in the first quarter of 2012. In addition, the decrease in gross assets and accumulated amortization for certain assets in 2012 from 2011 was attributable to the removal of fully amortized and utilized assets.

Intangible assets with indefinite lives, which included IPR&D, were reviewed for impairment annually unless potential interim indicators existed that could have resulted in impairment. In conjunction with the interim goodwill impairment review, we assessed the valuation of the IPR&D in the third quarter of 2011. Updated management projections, related to the IPR&D which reflected a significant decline in anticipated business volumes, resulted in an impairment charge in the third quarter of 2011 of $20.0 million.

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	12/28/12
	Gross Assets	Accumulated Amortization	Net
Developed technology	$126.1	$(125.8)	$0.3
Customer relationships	30.9	(26.8)	4.1
Total	$157.0	$(152.6)	$4.4

	12/30/11
	Gross Assets	Accumulated Amortization	Net
Developed technology	$212.8	$(169.1)	$43.7
Customer relationships/backlog	35.2	(23.7)	11.5
Trade names/trademarks	0.2	(0.2)	—
Leasehold improvements [1]	(2.7)	2.3	(0.4)
Non-compete arrangements	13.1	(10.8)	2.3
Total	$258.6	$(201.5)	$57.1

[1]	Leasehold improvements as of December 30, 2011, reflects a net reclass of $0.5 million to Restructuring and other charges due to the reduction of a facility.

Our intangible assets will be fully amortized by the end of 2015. The estimated amortization expense of intangible assets is $4.2 million for 2013, $0.1 million for 2014, and $0.1 million for 2015.

4. Fair Value Measurements

Our financial instruments consist of cash equivalents, accounts receivable, accounts payable, marketable securities and derivatives. The carrying value of the cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value because of their short-term nature. We determine the fair value of marketable securities and derivatives based on observable inputs such as quoted prices in active markets, or other than quoted prices in active markets, that are observable either directly or indirectly.

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

Marketable Securities

We use a third-party provider to determine fair values of marketable securities. The third-party provider receives market prices for each marketable security from a variety of industry-standard data providers, security master files from large financial institutions and other third-party sources with reasonable levels of price transparency. The third-party provider uses these multiple prices as inputs into a pricing model to determine a weighted average price for each security. Tellabs management compares the third-party pricing with pricing from outside investment managers and other market sources to ensure the third-party pricing is reasonable. We classify U.S. Treasury bills and bonds as Level 1 based upon quoted prices in active markets. All other marketable securities are classified as Level 2 based upon the other than quoted prices with observable market data. The type of instruments valued based upon the observable market data include U.S. government sponsored enterprise (agency) debt obligations, Federal Deposit Insurance Corporation (FDIC)-backed corporate debt obligations, investment grade corporate bonds, state and municipal debt obligations, mortgaged backed debt obligations guaranteed by the Government National Mortgage Association (GNMA), certain FDIC-backed bank certificates of deposit, foreign government debt obligations and foreign corporate debt obligations guaranteed by foreign governments.

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

We have applied a valuation method for financial assets and liabilities consistently during this period and prior periods. The following table sets forth by level within the fair value hierarchy “Financial instruments owned at fair value.” Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis are:

	Fair Value Measurements at December 28, 2012
	Balance at 12/28/12	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$31.1	$31.1	$—	$—
Corporate debt obligations	9.6	—	9.6	—
Mortgaged backed debt obligations guaranteed by GNMA	55.5	—	55.5	—
Certificates of deposit guaranteed by FDIC	1.2	—	1.2	—
Foreign government debt obligations	161.1	—	161.1	—
Foreign corporate debt obligations guaranteed by foreign governments	122.2	—	122.2	—
Subtotal	380.7	31.1	349.6	—
Other marketable securities	195.1	195.1	—	—
Total assets	$575.8	$226.2	$349.6	$—
Liabilities
Loan related to other marketable securities	$195.1	$195.1	$—	$—
Derivative financial instruments	0.1	—	0.1	—
Total liabilities	$195.2	$195.1	$0.1	$—

	Fair Value Measurements at December 30, 2011
	Balance at 12/30/11	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$195.7	$195.7	$—	$—
Corporate debt obligations guaranteed by FDIC	66.8	—	66.8	—
Corporate debt obligations	201.5	—	201.5	—
Mortgaged backed debt obligations guaranteed by GNMA	91.2	—	91.2	—
Certificates of deposit guaranteed by FDIC	1.5	—	1.5	—
Foreign government debt obligations	223.0	—	223.0	—
Foreign corporate debt obligations guaranteed by foreign governments	64.2	—	64.2	—
Subtotal	843.9	195.7	648.2	—
Other marketable securities	190.9	190.9	—	—
Derivative financial instruments	0.2	—	0.2	—
Total assets	$1,035.0	$386.6	$648.4	$—
Liabilities
Loan related to other marketable securities	$190.9	$190.9	$—	$—
Derivative financial instruments	0.2	—	0.2	—
Total liabilities	$191.1	$190.9	$0.2	$—

5. Investments

Investments in marketable securities

At December 28, 2012, and December 30, 2011, available-for-sale marketable securities consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
December 28, 2012
U.S. government debt obligations	$31.1	$—	$—	$31.1
Corporate debt obligations	9.5	0.1	—	9.6
Mortgaged backed debt obligations guaranteed by GNMA	54.9	0.6	—	55.5
Certificates of deposit guaranteed by FDIC	1.2	—	—	1.2
Foreign government debt obligations	159.3	1.8	—	161.1
Foreign corporate debt obligations guaranteed by foreign governments	121.5	0.7	—	122.2
Total	$377.5	$3.2	$—	$380.7
December 30, 2011
U.S. government debt obligations	$195.2	$0.5	$—	$195.7
Corporate debt obligations guaranteed by FDIC	66.6	0.2	—	66.8
Corporate debt obligations	201.4	0.8	(0.7)	201.5
Mortgaged backed debt obligations guaranteed by GNMA	90.9	0.4	(0.1)	91.2
Certificates of deposit guaranteed by FDIC	1.5	—	—	1.5
Foreign government debt obligations	221.5	1.5	—	223.0
Foreign corporate debt obligations guaranteed by foreign governments	64.1	0.2	(0.1)	64.2
Total	$841.2	$3.6	$(0.9)	$843.9

The following table summarizes the maturities of our available-for-sale marketable securities at December 28, 2012:

	Amortized Cost	Fair Value
Less than 12 months	$117.1	$117.4
Due in 1 to 5 years	205.5	207.8
Due after 5 years	54.9	55.5
Total	$377.5	$380.7

Gross unrealized gains and losses related to fixed-income securities were caused by interest rate fluctuations. No other-than-temporary impairments were recorded in 2012. We recognized other-than-temporary impairments of $1.2 million in 2011. No other-than-temporary impairments were recorded in 2010.

Investments in marketable securities with unrealized losses at December 28, 2012, were negligible. Investments in marketable securities with unrealized losses at December 30, 2011, were as follows:

	Unrealized Loss		Unrealized Loss		Fair Value	Total Unrealized Loss
	Less than 12 months		Greater than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 30, 2011
Corporate debt obligations	$81.0	$(0.7)	$—	$—	$81.0	$(0.7)
Mortgaged backed debt obligations guaranteed by GNMA	31.4	(0.1)	—	—	31.4	(0.1)
Foreign government debt obligations guaranteed by foreign governments	24.1	(0.1)	—	—	24.1	(0.1)
Total	$136.5	$(0.9)	$—	$—	$136.5	$(0.9)

The following table presents gross realized gains and losses related to fixed income investments:

	2012	2011	2010
Gross realized gains	$4.4	$3.8	$14.9
Gross realized losses [1]	(1.3)	(4.9)	(2.7)
Total	$3.1	$(1.1)	$12.2

[1]	Includes other-than-temporary impairments of $1.2 million for the year ended December 30, 2011.

Other marketable securities and Loan related to other marketable securities

With the acquisition of Advanced Fibre Communications, Inc. (AFC) in 2004, we acquired 10.6 million shares of Cisco common stock, shown as Other marketable securities in Current Assets in our Consolidated Balance Sheets. Our Cisco common stock is classified as a trading security. In addition, we have a share loan arrangement with a financial institution for the same number of shares of Cisco common stock shown as Loan related to other marketable securities in Current Liabilities in our Consolidated Balance Sheets, which is due on demand.

As a result, we own the same number of Cisco shares as we have borrowed under the share loan arrangement; thereby, eliminating any market risk exposure associated with the share loan arrangement as increases (or decreases) in the value of Cisco stock are off-set equally by increases (or decreases) in the value of the shares of Cisco stock we own. In the event the counter-party financial institution to the share loan arrangement demands return of the borrowed Cisco shares, we will settle the obligation with our Cisco shares or with shares borrowed from another lender.

Other marketable securities and Loan related to other marketable securities was $195.1 million at a market price of $19.45 per share at December 28, 2012, and $190.9 million at a market price of $18.08 per share at December 30, 2011. The fees associated with the stock loan agreement were $1.2 million in 2012, $1.1 million in 2011 and $1.5 million in 2010, included in Interest income, net in the Consolidated Statements of Operations.

Additionally, in connection with our acquisition of AFC, we recorded a tax liability associated with a deferred gain relating to a settled hedging arrangement on the acquired Cisco shares. The deferred tax liability was $184.0 million as of December 28, 2012, and $195.2 million as of December 30, 2011.

The Cisco shares and related loan discussed above are maintained by us in order to defer recognition of the tax gain for income tax purposes. In the fourth quarter of 2012, we settled 0.6 million shares, reducing the number of borrowed shares to 10.0 million. In the future we may settle all or a portion of the remaining borrowed shares to the extent we are able to offset the gain by utilizing net operating loss or tax credit carryforwards. To the extent we cannot offset all or a portion of the gain, we may incur cash tax payments that could significantly reduce our cash and cash equivalents.

Long-term equity investments

In addition to the above investments, we maintain investments in partnerships and start-up technology companies. We include these investments in Other Assets, at cost. These investments totaled $1.8 million at December 28, 2012, and $3.2 million at December 30, 2011. We review each investment quarterly, including historical and projected financial performance, expected cash needs and recent funding events. We recognize other-than-temporary impairments if the market value of the investment is below its cost basis for an extended period of time or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. We did not record other–than-temporary impairments for the year ended December 28, 2012. We recognized a gain of $3.0 million on the sale of a long-term equity investment for the year ended December 28, 2012. Other-than-temporary impairments were $1.0 million for the year ended December 30, 2011, and $3.8 million for the year ended December 31, 2010. Gains on the sale of long-term equity investments and other-than-temporary impairments are included in Other income (expense), net in the Consolidated Statements of Operations.

6. Derivative Financial Instruments

Financial Contracts and Market Risk

We conduct business on a global basis in U.S. and foreign currencies, subjecting us to risks associated with fluctuating foreign exchange rates. To mitigate these risks, we use derivative foreign exchange contracts to address nonfunctional exposures that are expected to be settled in one year or less. The derivative foreign exchange contracts consist of foreign currency forward and option contracts.

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

Cash Flow Hedges

We use foreign currency forward and option contracts, designated as cash flow hedges, to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conduct monthly effectiveness tests of these hedging relationships on a spot-to-spot basis, excluding forward points. Effective gains and losses from derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions occur, at which time they are reclassified to Total cost of revenue. Ineffectiveness is recorded to Other income (expense), net. If it becomes probable that an anticipated transaction that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other income (expense), net. At December 28, 2012, we did not have any cash flow hedges outstanding. We continue to monitor the Company’s overall currency exposure and may elect to add additional cash flow hedges in the future if deemed necessary.

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income. These derivative contracts are not designated as hedges. At December 28, 2012, we held non-designated foreign currency forward contracts in 10 currencies, with a gross notional equivalent of $125.5 million. At December 31, 2011, we held non-designated foreign currency forward contracts in 11 currencies, with a gross notional equivalent of $151.9 million.

Net Investment Hedges

We entered into three-month foreign currency forward contracts and a three-month foreign currency collar contract, designated as net investment hedges, to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts, less applicable deferred income taxes are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment in the foreign subsidiary. We conduct monthly effectiveness tests of net investment hedges on a spot-to-spot basis, excluding forward points, and any measurement of ineffectiveness is recorded in income. As of December 28, 2012, we had a net unrealized gain of $16.1 million in Accumulated other comprehensive income related to settled contracts. At December 28, 2012, we did not have any net investments hedges outstanding. As of December 30, 2011, we had a net unrealized gain of $18.6 million in Accumulated other comprehensive income, which includes a net gain of $18.5 million related to settled contracts and a net gain of $0.1 million related to unsettled contracts.

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 28, 2012, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Balance sheet hedges (Non-designated hedges)	$—	$0.1

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 30, 2011, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Net investment hedges	$0.1	$—
Balance sheet hedges (Non-designated hedges)	0.1	0.2
Total derivatives	$0.2	$0.2

The effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Operations for the years ended December 28, 2012, December 30, 2011, and December 31, 2010, was as follows:

	(Loss) Gain Recognized in Accumulated OCI, net (Effective Portion)
	2012	2011	2010
Cash flow hedges	$—	$—	$1.8
Net investment hedges	$(2.5)	$1.9	$6.5

	Gain Reclassified from Accumulated OCI into Total Cost of Revenue (Effective Portion)
	2012	2011	2010
Cash flow hedges	$—	$—	$0.6

	Gain (Loss) Recognized in Other Income (Expense), net: Excluded from Effectiveness Testing Gain (Loss)
	2012	2011	2010
Net investment hedges	$0.3	$(0.6)	$—

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations for the years ended December 28, 2012, December 30, 2011, and December 31, 2010, was as follows:

	Gain (Loss) Recognized in Other Income (Expense), net [1]
	2012	2011	2010
Foreign currency forward and option contracts	$1.9	$1.0	$(8.7)

[1]	The gains or losses from changes in the fair value of the derivative contracts are generally offset by gains or losses of the underlying transactions being hedged.

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

We classify the portion of warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Product warranty liabilities are as follows:

Product warranty liabilities are as follows:

	12/28/12	12/30/11	12/31/10
Balance – beginning of year	$17.0	$19.4	$31.4
Accruals for product warranties	6.1	7.8	6.1
Settlements	(4.2)	(4.6)	(4.6)
Other adjustments to accruals for product warranties	(3.1)	(5.6)	(13.5)
Balance – end of year	$15.8	$17.0	$19.4
Balance sheet classification at end of year
Other accrued liabilities	$6.8	$7.9	$7.5
Other long-term liabilities	9.0	9.1	11.9
Total product warranty liabilities	$15.8	$17.0	$19.4

8. Equity-Based Compensation

The Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan (2004 Plan) provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units (PSUs). Equity-based grants vest over one to three years, with the majority vesting over a three-year period. We recognize compensation expense for stock options, restricted stock and PSUs over the service period based on the fair value on the grant date. Stock options and SARs granted but unexercised expire 10 years from the grant date. Stockholders previously approved 53,889,977 shares for grant under the 2004 Plan, of which 19,207,529 remain available for grant at December 28, 2012.

Stock Options

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	2012	2011	2010
Expected volatility	43.3%	46.5%	42.0%
Risk-free interest rate	0.9%	2.0%	2.1%
Expected term (in years)	5.3	5.3	5.3
Expected dividend yield	2.0%	1.5%	1.0%

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

The following is a summary of stock option activity during 2012, and status at December 28, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding – beginning of year	20,719,482	$7.68
Granted	2,102,207	$3.95
Exercised	(150,593)	$0.63
Forfeited/expired	(5,957,941)	$7.05
Outstanding – end of year	16,713,155	$7.50	3.6	$—
Exercisable – end of year	14,282,666	$7.96	2.7	$—
Options vested or expected to vest	16,566,555	$7.53	3.6	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of December 28, 2012, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options was $0.5 million in 2012, $1.5 million in 2011 and $4.5 million in 2010.

The weighted average fair value of stock options granted was $1.29 in 2012, $2.00 in 2011 and $2.97 in 2010.

Cash-Settled Stock Appreciation Rights

The 2004 Plan provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the 2004 Plan. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (the market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. There were no cash payments in 2012 and the cash payments were negligible in 2011 and 2010. The following is a summary of cash-settled SARs activity in 2012:

	Shares	Weighted Average Exercise Price
Outstanding – beginning of year	492,131	$6.81
Granted	16,200	$3.98
Forfeited/expired	(52,136)	$7.15
Outstanding – end of year	456,195	$6.67

Restricted Stock

The fair market value of restricted stock vested was $9.2 million in 2012, $11.4 million in 2011 and $16.9 million in 2010. The weighted average grant date fair value of restricted stock was $3.83 per share in 2012, $5.29 per share in 2011 and $8.68 per share in 2010. Restricted stock activity for 2012 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	4,854,587	$6.29
Granted	2,810,166	$3.83
Vested	(2,432,556)	$6.07
Forfeited	(1,332,332)	$6.21
Non-vested – end of year	3,899,865	$4.68

Performance Stock Units

The 2004 Plan provides for the granting of PSUs. We granted 1,963,478 PSUs in 2012, 1,660,290 PSUs in 2011 and 1,145,723 PSUs in 2010. The PSUs granted in 2012 entitle the recipients to receive shares of our common stock commencing in the first quarter of 2013, contingent on the achievement of operating earnings targets and strategic goals for the 2012 fiscal year. Following achievement of these measures and subject to continued employment, one-third of such shares will be issued in annual installments beginning in the first quarter of 2013. At maximum target performance, we will issue two shares for each PSU granted. The weighted average fair value of PSUs granted in 2012 was $3.98 per share. The number of PSUs to be issued in the first quarter of fiscal 2013 for the 2012 fiscal year is anticipated to be 1.0 share for each PSU granted, subject to continued employment.

The PSUs granted in 2011 entitle the recipients to receive shares of our common stock commencing in the first quarter of 2012, contingent on the achievement of strategic goals for 2011. Performance was based upon achieving market share and market penetration gains, product development achievement, and a customer service objective with respect to strategic goals. Under the executive plan, 50% of the PSUs were earned and 0.50 shares for each PSU will be paid out, subject to continued employment. We issued one-third (99,420 shares) of the total shares in the first quarter of 2012 and generally, one-third of such shares will be issued in annual installments in the first quarter of 2013 and the first quarter of 2014. Since 2011 minimum strategic goals were not met for the mobile internet plan, none of the PSUs were earned, no expense was incurred, and no amounts will be paid out with respect to them. The weighted average fair value of PSUs granted in 2011 was $5.39 per share.

The PSUs granted in 2010 entitle the recipients to receive shares of our common stock contingent on the achievement of operating earnings targets and strategic goals or on the achievement of revenue targets and strategic goals for 2010. Based on 2010 operating earnings of $237.0 million and market share and market penetration gains in some of the identified product areas, 125% of the PSUs were earned and 1.25 shares for each PSU (183,737 additional shares) granted will be paid out, subject to continued employment. We issued one-third of the total shares (306,155 shares) in the first quarter of 2011, issued 293,236 shares in 2012 and the remainder will be issued in the first quarter of 2013, subject to continued employment. The weighted average price of PSUs granted in 2010 was $7.72 per share. PSU activity for 2012 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	2,269,410	$5.51
Granted	1,963,478	$3.98
Vested	(847,680)	$5.27
Forfeited	(1,751,342)	$4.94
Non-vested – end of year	1,633,866	$4.40

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, SARs, restricted stock, and PSUs by line item on the income statement:

	2012	2011	2010
Cost of revenue – products	$1.1	$1.6	$2.0
Cost of revenue – services	1.7	2.1	2.3
Research and development	5.5	7.9	8.4
Sales and marketing	2.9	4.3	5.2
General and administrative	8.6	8.7	9.1
Equity-based compensation expense before income taxes	19.8	24.6	27.0
Income tax benefit	(0.4)	(2.8)	(8.6)
Total equity-based compensation expense after income taxes	$19.4	$21.8	$18.4

The following table sets forth the total equity-based compensation expense by type:

	2012	2011	2010
Stock options	$4.1	$4.8	$5.1
Cash-settled SARs	(0.1)	(0.3)	0.2
Restricted stock	11.4	16.9	17.0
Performance stock units	4.4	3.2	4.7
Total	$19.8	$24.6	$27.0

As of December 28, 2012, we had $14.9 million of unrecognized equity-based compensation cost that we expect to recognize over a weighted average period of 1.7 years.

9. Employee Benefit and Retirement Plans

401(k) Plans

Our U.S. based employees may participate in the Tellabs 401(k) Plan. Upon meeting eligibility requirements, we match (dollar-for-dollar) up to the first 4% of the employee’s contribution. Both employee and employer contributions are vested immediately. The plan provides for a discretionary Company contribution, which is subject to Board of Directors approval and is funded entirely by the Company. The amount of the contribution, if approved, is based on a percent of pay for a specific period. All 401(k) eligible employees actively employed on the last business day of the declared period are immediately eligible to receive this fully vested contribution. The investment of these funds follows the participants’ elections on file for the program. The Board of Directors approved a 2% contribution for 2012, 2011 and 2010. We maintain similar plans for the benefit of eligible employees at most subsidiaries outside North America.

Contributions to these programs were $24.0 million in 2012, $27.6 million in 2011 and $27.5 million in 2010.

Deferred Income Plan

We provide a Deferred Income Plan that permits certain officers and management employees to defer portions of their compensation. As of December 28, 2012, the $16.7 million long-term portion of the deferred income obligation is included in Other Long-Term Liabilities and the $2.0 million current portion is included in Other accrued liabilities. Adjustments to reflect changes in the fair value of the amount owed to the employee are made to the applicable liability account with a corresponding charge (or credit) to compensation expense.

Retiree Medical Plan

We maintain a defined-benefit Retiree Medical Plan. Under the plan, we provide qualified retirees with a subsidy to offset their insurance premiums and allow the retirees to participate in the Company-sponsored healthcare plan. We made no contributions in 2012 or 2011. We currently do not anticipate making a contribution to the plan in 2013.

The following table summarizes benefit obligations, plan assets and funded status of the Retiree Medical Plan:

	12/28/12	12/30/11
Change in benefit obligation
Accumulated postretirement benefit obligation – beginning of year	$12.0	$10.3
Service cost	0.7	0.7
Interest cost	0.6	0.6
Actuarial loss	0.5	1.4
Benefits paid	(0.3)	(0.2)
Curtailment	(0.4)	(0.8)
Accumulated postretirement benefit obligation – end of year	$13.1	$12.0
Change in plan assets
Assets at fair value – beginning of year	$9.8	$10.1
Return on plan assets	0.8	(0.1)
Benefits paid	(0.2)	(0.2)
Assets at fair value – end of year	$10.4	$9.8
Funded status (included in Other Long-Term Liabilities)	$(2.7)	$(2.2)

Our investment strategy for the plan’s assets focuses on asset allocation and diversification. As a result, the assets are diversified across asset classes to achieve a conservative risk profile. The plan’s assets were 60% invested in fixed income securities and 40% invested in equity securities at December 28, 2012. The plan’s assets were 37% invested in a guaranteed income fund, 37% invested in equity securities and 26% invested in fixed income securities at December 30, 2011. The actuarial losses in 2012 and 2011 were caused primarily by the changes in the discount rate.

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

The following table presents by level, within the fair value hierarchy, the value of assets of the Retiree Medical Plan at December 28, 2012, and December 30, 2011:

	Fair Value Measurements at December 28, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Equity securities	$4.2	$—	$—	$4.2
Fixed income securities	6.2	—	—	6.2
Total assets	$10.4	$—	$—	$10.4

	Fair Value Measurements at December 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Equity securities	$3.6	$—	$—	$3.6
Fixed income securities	2.6	—	—	2.6
Guaranteed income fund	—	3.6	—	3.6
Total assets	$6.2	$3.6	$—	$9.8

The following table summarizes components of net periodic benefit cost (credit) of the Retiree Medical Plan:

	2012	2011	2010
Components of net periodic postretirement benefit cost
Service cost	$0.7	$0.7	$0.7
Interest cost	0.6	0.6	0.5
Expected return on assets	(0.6)	(0.6)	(0.6)
Amortization of actuarial gain	(0.2)	(0.3)	(0.3)
Amortization of unrecognized prior service cost	0.1	0.1	0.1
Net periodic postretirement benefit cost	$0.6	$0.5	$0.4
Curtailment	(0.3)	(0.7)	—
Total cost (credit) for the year	$0.3	$(0.2)	$0.4

The curtailments of $0.3 million in 2012 and $0.7 million in 2011 were primarily due to the reduction of employees during 2012 and 2011. We amortize the prior service cost using a straight-line method over the average remaining years of service to full eligibility for benefits of the active Retiree Medical Plan participants. We expect to amortize $0.1 million of unrecognized prior service cost and $0.1 million of actuarial gain in 2013.

The following table summarizes the weighted average assumptions used to determine benefit costs and benefit obligations:

	2012	2011	2010
Discount rate used to determine benefit costs	5.00%	5.75%	6.00%
Discount rate used to determine benefit obligation	4.50%	5.00%	5.75%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%

There is no trend rate assumption required for this plan because all liabilities are related to a fixed-dollar subsidy and are not related to medical claims. Therefore, any change in future medical inflation trends or assumptions will not affect the liabilities of this plan.

The discount rates used to determine benefit costs and benefit obligations were based on hypothetical zero coupon corporate bond yield curves that replicate the cash flows of the plan. The discount rate used decreased in 2012 and 2011 due to the decrease in the hypothetical zero coupon corporate bond yield curve.

The long-term historical relationships between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The long-term portfolio return takes into consideration the diversification of our assets. We evaluate current market factors, such as inflation and interest rates, before determining long-term capital return. We also consider the evaluation of external investment advisors.

The following table presents estimated future benefit payments for the Retiree Medical Plan as of December 28, 2012:

2013	$0.3
2014	$0.4
2015	$0.4
2016	$0.5
2017	$0.5
2018 – 2022	$3.8

There is $0.1 million of unrecognized prior service cost, net of tax, and $1.8 million of unrecognized net gain, net of tax, in Accumulated other comprehensive income at December 28, 2012.

10. Income Taxes

Components of (loss) earnings before income taxes are as follows:

	2012	2011	2010
Domestic source	$(209.2)	$(264.3)	$134.9
Foreign source	60.6	69.3	56.6
(Loss) earnings before income tax	$(148.6)	$(195.0)	$191.5

The provision for income tax (expense) benefit consists of the following:

	2012	2011	2010
Current
Federal	$(2.9)	$12.9	$(3.4)
State	(0.7)	(0.1)	(2.9)
Foreign	(13.8)	(20.9)	(13.1)
Subtotal	(17.4)	(8.1)	(19.4)
Deferred
Federal and state	(4.8)	19.5	(10.2)
Foreign	(0.9)	(4.8)	(6.3)
Subtotal	(5.7)	14.7	(16.5)
Total income tax (expense) benefit	$(23.1)	$6.6	$(35.9)

Deferred tax (liabilities) assets for 2012 and 2011 consist of the following:

	12/28/12	12/30/11
Deferred tax assets
Net operating loss and tax credit carryforwards	$229.6	$179.5
Amortizable intangibles	41.8	34.8
Inventory reserves	29.8	30.6
Deferred employee benefit expenses	17.2	22.8
Accrued liabilities	15.3	14.7
Deferred compensation plan	6.1	13.7
Restructuring accruals	5.7	5.7
Deferred revenue and advance payments	5.2	4.8
Fixed assets and depreciation	4.6	—
Other	13.1	11.3
Deferred tax assets	$368.4	$317.9
Deferred tax liabilities
Unrealized gain on marketable securities	$(184.8)	$(196.0)
Unremitted earnings of non-U.S. subsidiaries	(48.0)	—
Fixed assets and depreciation	—	(0.5)
Other	(6.7)	(5.1)
Deferred tax liabilities	(239.5)	(201.6)
Valuation allowance	(134.3)	(113.8)
Net deferred tax (liabilities) assets	$(5.4)	$2.5

The net deferred income tax asset decreased from $2.5 million at December 30, 2011, to a net deferred income tax liability of $5.4 million at December 28, 2012. The $7.9 million change is attributable to an increase in the domestic valuation allowance and in the deferred tax liabilities offset by an increase in the carryforward of net operating losses and credits. The deferred tax liability includes $184.0 million representing taxes that will be due on certain hedge contract gains upon termination of our Loan related to other marketable securities.

A reconciliation of the reported effective income tax rates to the domestic federal income tax rate is as follows:

In percentages	2012	2011	2010
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Valuation allowance on net domestic deferred tax assets	(46.1)	(20.4)	(11.6)
State income tax, net of federal benefits[1]	(0.8)	3.0	(4.9)
Foreign earnings taxed at different rates	2.6	(2.2)	1.8
Research and development credits	0.1	4.2	(1.4)
Nondeductible equity-based compensation expense	(0.4)	(0.4)	0.3
Interest related to prior year tax matters	(0.2)	(0.2)	0.3
Tax exempt interest	—	—	(0.1)
Goodwill impairment	—	(14.8)	—
Other, net	(5.8)	(0.8)	(0.6)
Effective income tax rate	(15.6)%	3.4%	18.8%

[1]

In 2010, state income tax, net of federal benefits, reflects a benefit of $9.4 million, including interest, related to the reversal of reserves no longer required due to a lapse in the statute of limitations.

Deferred Tax Valuation Allowance

A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The net cumulative loss for the current and prior two years represents sufficient negative evidence for the Company to determine that a full valuation allowance be established against its domestic deferred tax assets. This valuation allowance will offset assets associated with future tax deductions and carryforward items. We continue to maintain a valuation allowance against deferred tax assets related to tax benefits from certain non-U.S. net operating losses and tax credit carryforwards. Until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on our net U.S. and certain non-U.S. deferred tax assets.

During 2012, our valuation allowance increased by $20.5 million. Our domestic valuation allowance reflects an increase in deferred tax assets of $23.0 million as a result of our cumulative loss position. The valuation allowance against our foreign deferred tax assets decreased by $2.5 million as the result of a decrease in deferred tax assets.

Summary of Carryforwards

We had the following tax net operating loss (tax effected) and credit carryforwards as of December 28, 2012:

		Years of expiration
	12/28/12	Beginning	Ending
U.S. net operating loss and credit carryforwards	$179.1	2016	2032
U.S. capital loss carryforwards	0.4	2016	2016
State net operating loss and credit carryforwards	20.1	2013	2032
State credit carryforwards	13.8	no expiration
Foreign net operating loss and credit carryforwards	13.2	2013	2031
Foreign net operating loss carryforwards	3.0	no expiration
Total	$229.6

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	12/28/12	12/30/11
Balance – beginning of year	$11.4	$17.2
Additions based on tax positions related to the current year	1.9	2.8
Additions for tax positions of prior years	0.6	—
Reductions for tax positions of prior years as a result of a lapse in the statute of limitations	(0.7)	(4.1)
Reductions for tax positions of prior years relating to settlements with taxing authorities	—	(4.5)
Balance – end of year	$13.2	$11.4

The ending balance at December 28, 2012, includes an accrual of $7.2 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We continue to recognize interest and penalties related to income tax matters as part of income tax expense. Our tax provision included $0.3 million of interest and penalties for 2012, $0.4 million for 2011, and $0.6 million for 2010. The balance of interest and penalties accrued was $0.9 million as of December 28, 2012, and $0.7 million as of December 30, 2011. At December 28, 2012, the noncurrent accrual for taxes and interest was $14.1 million.

It is reasonably possible that unrecognized benefits related to domestic income taxes will decrease up to approximately $1.0 million as a result of the settlement of audits or the expiration of the statute of limitations within the next 12 months.

It is reasonably possible that unrecognized benefits related to foreign income taxes will decrease by approximately $1.0 million to $2.0 million as a result of the settlement of audits or the expiration of the statute of limitations within the next 12 months.

Investment in Foreign Operations

During 2012, we determined that a dividend of approximately $367.0 million would be remitted from our foreign subsidiaries. We recorded deferred U.S. income tax of $48.0 million and foreign withholding taxes of $1.0 million on this dividend. We have not provided deferred U.S. income taxes and foreign withholding taxes on the remaining undistributed cumulative earnings of foreign subsidiaries because we consider such earnings to be permanently reinvested in those operations. The undistributed cumulative earnings of foreign subsidiaries that are considered permanently reinvested outside the United States were $259.3 million at December 28, 2012. Upon repatriation of these earnings, we would be subject to U.S. income tax, net of available foreign tax credits. At December 28, 2012, the estimated amount of this unrecognized deferred tax liability on permanently reinvested foreign earnings, based on current exchange rates and assuming we are able to use foreign tax credits, was $32.5 million.

Audits

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in our major jurisdictions for years before 2007. Our major jurisdictions currently include the United States, California, Illinois, Finland, Mexico, the United Kingdom, Brazil, Argentina, China, India, Japan, Malaysia and the Philippines. We are currently under audit by the State of Illinois for the 2007 and 2008 tax periods, in India for the 2009 tax period and in the Philippines for the 2010 tax period. During 2013, we expect the Internal Revenue Service to begin an audit of our 2010 and 2011 tax periods. Although we have recorded tax reserves for potential adjustments to tax liabilities for prior years, we cannot provide assurance that a material adjustment to our financial statements, either positive or negative, will not result when the audits are concluded.

11. Accumulated Other Comprehensive Income

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

Accumulated other comprehensive income (net of tax) for 2012, 2011 and 2010 consists of the following:

	Unrealized Net Gain (Loss) on Available- for-Sale Securities	Unrealized Net Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Unrecognized Prior Service Cost	Unrecognized Net Gain (Loss) on Retiree Medical Plan	Accumulated Other Comprehensive Income
Balance at January 1, 2010	$4.7	$(1.4)	$133.7	$(0.4)	$3.2	$139.8

Other Comprehensive Loss	(4.2)	1.4	(29.0)	0.1	0.5	(31.2)
Balance at December 31, 2010	$0.5	$—	$104.7	$(0.3)	$3.7	$108.6

Other Comprehensive Loss	1.4	—	(18.6)	0.1	(1.7)	(18.8)
Balance at December 30, 2011	$1.9	$—	$86.1	$(0.2)	$2.0	$89.8

Other Comprehensive Income	0.5	—	8.8	0.1	(0.2)	9.2
Balance at December 28, 2012	$2.4	$—	$94.9	$(0.1)	$1.8	$99.0

12. Segment Information

Prior to the second quarter of 2012, we reported results of operations for three reporting segments: Broadband, Transport, and Services. As a result of strategy changes and internal reorganizations at the beginning of the second quarter of 2012, we are focusing on the Packet Optical (primarily our optical portfolio) and Mobile Backhaul (primarily our data portfolio) markets in addition to the on-going Access and Services businesses. With these strategic adjustments, we changed our reporting segments accordingly. Therefore, beginning with the second quarter of 2012, we have reported in the following four segments: Optical, Data, Access and Services (the Services segment was unchanged).

Optical segment products are primarily used to manage large volumes of telecommunication traffic in metro areas. The Optical segment includes Tellabs® 5000 Series of Digital Cross-Connect systems, the Tellabs® 6300 Managed Transport System, the Tellabs® 7100 OTS and the Tellabs® 7300 Metro Ethernet Switching Series.

Data segment products are primarily used in mobile backhaul applications, and for business services and various edge routing applications. The Data segment includes the Tellabs® 8100 Managed Access Systems and the Tellabs 8600 and 8800 Smart Routers.

Access segment products are primarily used to enable service providers to bundle Internet, video, and voice over high-speed fiber-based networks and in Optical LAN applications. The Access segment includes the Tellabs® 1000 and 1100 Multi-service Access systems, and the Tellabs® 1600 Optical Network Terminals.

The Services segment delivers deployment, training, support and professional services to Tellabs’ customers. Through these offerings, Tellabs serves its customers through the phases of planning, deploying and operating a network.

We define segment profit as gross profit less research and development expenses. Segment profit excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, the impact of equity-based compensation and the goodwill and IPR&D impairment charges.

Consolidated revenue by segment follows:

	2012	2011	2010
Optical	$432.0	$482.1	$644.2
Data	265.5	413.9	557.7
Access	156.5	166.4	198.1
Services	198.6	223.3	242.3
Total revenue	$1,052.6	$1,285.7	$1,642.3

Segment profit and reconciliation to operating (loss) earnings by segment follows:

	2012	2011	2010
Optical	$89.6	$93.3	$218.3
Data	(6.8)	(6.6)	168.4
Access	31.9	34.1	34.5
Services	70.0	75.3	81.2
Total segment profit	$184.7	$196.1	$502.4
Sales and marketing expenses	(126.4)	(163.0)	(179.3)
General and administrative expenses	(74.1)	(80.9)	(100.4)
Inventory and purchase commitments for discontinued 9200 product	(8.1)	—	—
Equity-based compensation	(8.4)	(11.9)	(12.5)
Intangible asset amortization	(5.4)	(20.2)	(27.0)
Restructuring and other charges	(119.0)	(20.3)	(9.5)
Goodwill and IPR&D impairment	—	(102.7)	—
Operating (loss) earnings	$(156.7)	$(202.9)	$173.7

The segments use many of the same assets. For internal reporting purposes, we do not allocate assets by segment and therefore no asset, depreciation and amortization, or capital expenditure by segment information is provided to our chief operating decision maker.

During 2012, revenue from one customer accounted for 24% of consolidated revenue. In 2011, revenue from one customer accounted for 22% of consolidated revenue. In 2010, revenue from two customers accounted for 35% and 20% of consolidated revenue. We attribute revenue to customers based on the effective date of any relevant merger. Revenue from this major customer is earned in each operating segment.

Consolidated revenue by country based on customer location follows:

	2012	2011	2010
United States	$513.4	$642.5	$1,138.2
All other countries	539.2	643.2	504.1
Total	$1,052.6	$1,285.7	$1,642.3

Long-lived assets by country follow:

	12/28/12	12/30/11
United States	$312.3	$407.3
Finland	57.9	55.8
All other countries	20.5	23.6
Total	$390.7	$486.7

13. Operating Lease Commitments

We have a number of operating lease agreements primarily involving office space, buildings and office equipment. These leases are non-cancelable and expire on various dates through 2022. As of December 28, 2012, future minimum lease commitments under non-cancelable leases are as follows:

2013	$12.6
2014	9.9
2015	8.0
2016	6.4
2017	2.0
2018 and thereafter	1.5
Total minimum lease payments	$40.4

Total rental expense was $13.1 million for 2012, $17.4 million for 2011 and $12.7 million for 2010.

14. Contingencies

Legal Proceedings

We are subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims, including the matters described below. We are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any.

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163 (‘163 patent), 5,521,737 (‘737 patent), 5,386,418 (‘418 patent) and 6,487,686 (‘686 patent), and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. The case was thereafter transferred to the United States District Court for the Northern District of Illinois (Case No. 1:09-cv-04530). As to Fujitsu’s ‘686 patent, on November 4, 2010, the Court dismissed with prejudice Fujitsu’s claim for infringement of the patent and Fujitsu signed a covenant not to sue Tellabs for infringement of the patent as to any Tellabs products as they currently exist or existed in the past. As to Fujitsu’s ‘418 patent, on March 31, 2011, the Court denied Tellabs’ motion for summary judgment of invalidity based on indefiniteness and granted Fujitsu’s motion for summary judgment for judicial correction of an error in asserted Claim 1. On September 26, 2012, the Court granted a motion by Tellabs for summary judgment of invalidity of all asserted claims of the ‘418 patent, and judgment was entered in favor of Tellabs on its counterclaim for declaratory judgment of invalidity of the patent. Fujitsu is appealing this order and judgment. As to Fujitsu’s ‘737 patent, on September 27, 2012, the Court denied a motion by Tellabs for summary judgment of invalidity. A trial date of January 14, 2013 had been set by the Court to commence trial of Fujitsu’s ‘163 and ‘737 patents, however on November 1, 2012, the scheduled trial date was struck from the Court’s calendar in favor of an alternative trial date to be later determined. On December 21, 2012, the Court granted a motion by Tellabs for summary judgment on lost profits damages, and as a result Fujitsu Limited is precluded from pursuing the theory of lost profits. Tellabs contests any liability and will continue to vigorously defend itself accordingly.

Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications Inc. On June 11, 2008, Tellabs Operations, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against Fujitsu Limited and Fujitsu Network Communications, Inc. in a case captioned Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications, Inc. Civil Action No. 1:08-cv-3379. The complaint alleged infringement of Tellabs Operations, Inc.’s U.S. Patent No. 7,369,772 (‘772 patent), and sought unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. Fujitsu Limited brought counterclaims alleging infringement of two U.S. patents, namely U.S. Patent Nos. 5,533,006 (‘006 patent) and 7,227,681 (‘681 patent), seeking unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On March 31, 2011, the Court issued an Order granting Tellabs’ motion for summary judgment of invalidity of all claims of Fujitsu’s ’006 patent. As to Tellabs’ ‘772 patent, Fujitsu pursued an inter partes reexamination of the patent in the Patent Office which resulted in a December 12, 2011, decision by the Board of Patent Appeals and Interferences (BPAI) to reverse the Examiner’s decision to not reject the claims of the patent, as well as a January 9, 2013, BPAI decision affirming the Examiner’s rejection of amended claims of the patent. On February 14, 2013, Tellabs moved to dismiss all claims related to the ‘772 patent. As to Fujitsu’s ‘681 patent, in July, 2012, the Court denied a Tellabs’ motion for summary judgment of invalidity and granted Fujitsu’s motion for summary judgment finding no inequitable conduct. Trial on Fujitsu’s ’681 patent commenced on August 27, 2012, and concluded on September 7, 2012, whereupon the jury’s verdict the Court entered judgment in favor of Tellabs on Fujitsu’s claim for infringement of the ‘681 patent and in favor of Fujitsu on Tellabs’ claim for invalidity of the same patent, and the parties’ respective post-trial motions were denied by the Court on January 24, 2013. On February 19, 2013, the Court granted Tellabs’ motion to dismiss claims related to Tellabs’ ‘772 patent and terminated Civil Action No. 1:08-Cv-3379.

Fujitsu Limited v. Tellabs, Inc. On April 30, 2012, Fujitsu Limited filed a complaint in the United States District Court for the Northern District of Illinois against Tellabs in a case captioned Fujitsu Limited v. Tellabs Operations, Inc., Tellabs, Inc., and Tellabs North America, Inc., Civil Action No. 1:12-cv-03229. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 7,227,681, the same patents at issue in pending Civil Action Nos. 1:09-cv-04530 and 1:08-cv-3379, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. The complaint includes allegations of infringement that Fujitsu previously sought unsuccessfully to add to pending Civil Action Nos. 1:09-cv-04530 and 1:08-cv-3379. On June 4, 2012, the Tellabs defendants filed a motion to dismiss the Complaint pursuant to Fed. R. Civ. P. 12(B)(6), which the Court granted in part and denied in part on January 30, 2013. Tellabs has not yet filed a response to the complaint.

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

Cheetah Omni, LLC v. Alcatel-Lucent USA Inc. et al. On July 29, 2011, a complaint was filed in the United States District Court for the Eastern District of Texas, Tyler Division, against Tellabs and several other companies in a case captioned Cheetah Omni LLC v. Alcatel-Lucent USA Inc. et al., Civil Action No. 6:11cv390. The complaint includes allegations of infringement by Tellabs, Inc., Tellabs Operations, Inc., and Tellabs North America, Inc., of U.S. Patent Nos. 6,888,661; 6,847,479; 6,856,459; and 6,940,647, and seeks unspecified damages, as well as interest, costs, disbursements, attorney fees and other remedies including injunctive relief. The accused products include products from the Tellabs 7100 product line. On December 5, 2012, the Court entered an order staying the proceedings with respect to US Patents 6,888,661 and 6,847,479 until such time as an injunction issued by the Court of the Eastern District of Michigan in a separate action involving the two patents is lifted. The parties are in discovery, and a Markman hearing was held on February 14, 2013. A trial date has been set for March 10, 2014.

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

Stockholder Class Action Lawsuits

Beginning on January 23, 2013, several purported stockholder class action lawsuits were filed in the United States District Court for the Northern District of Illinois, against Tellabs, Inc. and certain other of our current or former officers. The lawsuits are similar and purport to bring suit on behalf of those who purchased the Company’s publicly traded securities between October 26, 2010, and April 26, 2011. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend the actions vigorously.

Apart from the matters described above, we are and in the future may be subject to various legal proceedings, claims and litigation arising in the ordinary course of business.

The proceedings described above, including the Fujitsu matters, the Telcordia matter, the Cheetah Omni matter, the Internet Machines matter, and the stockholder class action matters, involve costly litigation and may result in diverting management’s time, attention and resources, delaying or halting product shipments or services delivery, requiring us to pay amounts in any damages and/or settlements, requiring us to enter into royalty-bearing licensing arrangements or to obtain substitute technology of lower quality or higher costs, and otherwise imposing obligations or restrictions on us and our business. We may be unsuccessful in any such litigation, despite the time, money, energy and bases for our assertion and/or defense of the matters. We may also be unable, if necessary, to enter into licensing arrangements or to obtain substitute technology on commercially reasonable terms or any terms. Any such settlements or inability to prevail or mitigate any liability or to obtain such licensing arrangements or substitute technology may adversely affect our business, financial condition and operating results. See Item 1A, Risk Factors, of this Form 10-K.

15. Stock Repurchase Programs

We repurchase outstanding common stock under two plans authorized by our Board of Directors. In addition, we purchase shares to cover withholding taxes on shares issued under employee stock plans.

We intend to continue to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock through the use of a 10b5-1 plan. As of December 28, 2012, we have purchased 8.5 million shares of our common stock under this plan since February 2006, at a total cost of

$101.4 million, including $0.1 million (27 thousand shares) in 2012 and $0.6 million (0.1 million shares) in 2011. On November 29, 2012, our Board of Directors authorized a one-year extension of this plan.

We intend to continue to make repurchases of our outstanding common stock under a previously authorized $600 million repurchase plan. As of December 28, 2012, we have purchased 56.6 million shares of our common stock under the $600 million repurchase plan at a total cost of $375.4 million, leaving $224.6 million available to be purchased under this plan. We purchased $22 thousand (9 thousand shares) in 2012. We did not purchase any shares under this plan in 2011.

We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, during 2012 we purchased 1.0 million shares for $3.7 million to cover minimum withholding taxes on shares issued under employee stock plans. In 2011, we purchased 0.9 million shares for $4.5 million to cover minimum withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

16. Net (Loss) Earnings per Share

The following table sets forth the computation of net (loss) earnings per share:

	2012	2011	2010
Numerator:
Net (loss) earnings	$(171.7)	$(188.4)	$155.6
Denominator:
Denominator for basic net (loss) earnings per share – weighted average shares outstanding	367.0	364.5	378.1
Effect of dilutive securities:
Employee stock options and restricted and performance stock awards	—	—	4.6
Denominator for diluted net (loss) earnings per share – adjusted weighted average shares outstanding and assumed conversions	367.0	364.5	382.7

Net (loss) earnings per share, basic	$(0.47)	$(0.52)	$0.41
Net (loss) earnings per share, diluted [1]	$(0.47)	$(0.52)	$0.41
Anti-dilutive employee equity-based awards, excluded (in shares) [2]	19.3	23.2	18.5

[1]

Dilutive securities are not included in the computation of diluted earnings per share when a company is in a loss position. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for 2012 and 2011 are the same. Diluted weighted average shares outstanding were 368.8 million in 2012 and 367.6 million in 2011.

[2]

We exclude certain employee equity-based awards from the weighted average shares outstanding computation because the exercise price was greater than the average market price of the common shares; therefore, the effect would have been anti-dilutive.

17. Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2012 and 2011 follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Revenue	$257.9	$288.1	$264.4	$242.2
Gross profit	$95.7	$114.2	$103.6	$93.4
Net loss	$(139.8)	$(4.7)	$(3.9)	$(23.3)
Net loss per share [1] – Basic	$(0.38)	$(0.01)	$(0.01)	$(0.06)
Diluted	$(0.38)	$(0.01)	$(0.01)	$(0.06)
Cash dividends per share [2]	$0.02	$0.02	$0.02	$1.02

2011
Revenue	$322.4	$316.7	$329.8	$316.8
Gross profit	$122.3	$115.2	$136.3	$134.5
Net loss	$(24.1)	$(29.3)	$(130.1)	$(4.9)
Net loss per share [1] – Basic	$(0.07)	$(0.08)	$(0.36)	$(0.01)
Diluted	$(0.07)	$(0.08)	$(0.36)	$(0.01)
Cash dividends per share	$0.02	$0.02	$0.02	$0.02

[1]	The per-share computation for the year is a separate, annual calculation. Accordingly, the sum of the quarterly per-share amounts does not necessarily equal the annual per-share amount.

[2]	Includes a special dividend of $1 per share in the fourth quarter of 2012.

18. Subsequent Event

On January 31, 2013, management initiated a restructuring plan that is designed to align expenses with revenue. Tellabs is discontinuing the development of the 9200 product and reducing operating expenses. Actions under this plan are expected to be substantially completed by the end of the second quarter of 2013. We expect to record pretax charges of approximately $38 million, primarily in the first quarter of 2013. The pretax charges will consist of $18 million for workforce reductions of approximately 300 employees, $16 million for facility- and asset-related charges, and $4 million for software license and other contract cancellations. Estimated cash payments under this plan are expected to be $25 million beginning in the first quarter of 2013 and continuing through the end of 2017.

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

The information required is incorporated herein by reference to the sections entitled “Voting Information,” “Proposal 1- Election of Directors,” “Committees of the Board-Audit and Ethics Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 28, 2012. Information related to Tellabs’ executive officers is set forth herein in Item 1, Business of this Form 10-K and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to the sections entitled “Executive Compensation,” “Director Compensation,” and “Corporate Governance,” in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 28, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 28, 2012. Securities authorized for issuance under equity compensation plans is included in the notes to our consolidated financial statements included in Item 8 of this Form 10-K.

Equity Compensation Plan Table

The following table summarizes information as of December 28, 2012, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,959,756	$7.36	28,053,519	[1]
Equity compensation plans not approved by security holders [2]	753,399	$10.49	—

Total	16,713,155	$7.50	28,053,519

[1]

Includes 19,207,529 securities available under the Amended and Restated 2004 Incentive Compensation Plan and 8,845,990 securities available under the 2005 Employee Stock Purchase Plan, which was suspended by the Company in 2007.

[2]

All of these options were issued pursuant to option plans that were assumed in merger transactions. The Company has not made, and will not make, any future grants or awards of equity securities under these plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is incorporated herein by reference to the section entitled “Transactions with Related Persons,” “Policies and Procedures for Review and Approval of Related-Person Transactions” and “Corporate Governance” in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 28, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to the section entitled “Independent Registered Auditor’s Fees and Services” in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 28, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

The following Consolidated Financial Statements of Tellabs, Inc. and Subsidiaries is included herein:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Statements of Operations: Years ended December 28, 2012, December 30, 2011, and December 31, 2010

Consolidated Statements of Comprehensive (Loss) Income: Years ended December 28, 2012, December 30, 2011, and December 31, 2010

Consolidated Balance Sheets: December 28, 2012, and December 30, 2011

Consolidated Statements of Stockholders’ Equity: Years ended December 28, 2012, December 30, 2011, and December 31, 2010

Consolidated Statements of Cash Flows: Years ended December 28, 2012, December 30, 2011, and December 31, 2010

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

The following Consolidated Financial Statement Schedule of Tellabs, Inc. is included herein:

Schedule II. Valuation and Qualifying Accounts and Reserves

Other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger among Tellabs, Inc., Tellabs Willow Corp. and WiChorus, Inc. dated as of October 20, 2009 22/
3.1	Restated Certificate of Incorporation and Amendments 9/
3.2	Fourth Amended and Restated By-Laws dated January 29, 2009 19/
10.1	Tellabs, Inc. Deferred Income Plan 16/
10.2	1986 Non-Qualified Stock Option Plan, as amended and restated 1/
10.3	Amendment to Tellabs, Inc. 1986 Non-Qualified Stock Option Plan (As Amended and Restated June 26, 1992) 4/
10.4	1991 Stock Option Plan, as amended and restated 1/
10.5	Amendment to Tellabs, Inc. 1991 Stock Option Plan (As Amended and Restated June 26, 1992) 4/
10.6	1994 Stock Option Plan 2/
10.7	Amendment to the Tellabs, Inc. 1994 Stock Option Plan 4/
10.8	Tellabs, Inc. 1998 Stock Option Plan 3/
10.9	Amendment to the Tellabs, Inc. 1998 Stock Option Plan 4/
10.10	Tellabs, Inc. 2001 Stock Option Plan 5/
10.11	Ocular Networks, Inc. Amended and Restated 2000 Stock Incentive Plan 6/
10.12	Tellabs Advantage Plan, as amended and restated 8/
10.13	First Amendment to the Tellabs Advantage Plan 8/
10.14	Second Amendment to the Tellabs Advantage Plan 8/
10.15	2004 Amendment to the Tellabs Advantage Plan 10/
10.16	2006 Amendment to the Tellabs Advantage Plan 14/
10.17	Vivace Networks, Inc. 1999 Equity Incentive Plan, as amended 13/
10.18	Tellabs, Inc. 2004 Incentive Compensation Plan 7/
10.19	Forms of Stock Award Statement, Stock Award Agreement and RSU Award Statement pertaining to Tellabs, Inc. 2004 Incentive Compensation Plan 10/
10.20	Advanced Fibre Communication, Inc. 1996 Stock Incentive Plan 10/
10.21	Form of Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.22	Form of Automatic Stock Option Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.23	Form of Notice of Grant of Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.24	Form of Notice of Grant of Non-Employee Director Automatic Stock Option pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.25	Form of Stock Issuance Agreement pertaining to the Advanced Fibre Communication, Inc. 1996 Plan 10/
10.26	2005 Tellabs, Inc. Employee Stock Purchase Plan 11/
10.27	Tellabs, Inc. Executive Continuity and Protection Program 11/
10.28	Form of Executive Performance Stock Units Statement and Award Agreement 12/
10.29	401(k) Plan as Amended and Restated Effective January 1, 2007 15/
10.30	Addendum Incorporating Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) to Tellabs 401(k) Plan 15/
10.31	2008 Form of Executive Performance Stock Units Award Statement 18/
10.32	Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan 17/
10.33	2009 Form of Executive Performance Stock Units Award Statement and Award Agreement 20/
10.34	Amendment to Tellabs 401(k) Plan 21/
10.35	2010 Form of Executive Performance Stock Units Award Statement and Terms 23/
10.36	Tellabs 401(k) Plan as Amended and Restated Effective January 1, 2009 23/

Exhibit Number	Description
10.37	Terms of Stock Awards under the Amended and Restated Tellabs, Inc. Incentive Compensation Plan 24/
10.38	2010 Amendment to Tellabs 401(k) Plan 25/
10.39	2011 Amendment to Tellabs, Inc. 2008 Deferred Income Plan 26/
10.40	2012 Amendment to Tellabs, Inc. Executive Continuity and Protection Plan 27/
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

22/ Incorporated by reference from Tellabs, Inc. Form 8-K Current Report filed October 22, 2009 (File No. 0-9692).

23/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended April 2, 2010 (File No. 0-9692).

24/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended July 2, 2010 (File No. 0-9692).

25/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 31, 2010 (File No. 0-9692).

26/ Incorporated by reference from Tellabs, Inc. Form 10-K Annual Report for the year ended December 30, 2011 (File No. 0-9692).

27/ Incorporated by reference from Tellabs, Inc. Form 10-Q Quarterly Report for the quarter ended June 29, 2012 (File No. 0-9692).

TELLABS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Three Years Ended December 28, 2012, December 30, 2011 and December 31, 2010

Accounts Receivable Allowances

In millions	Balance at Beginning of Year	Net Additions (Reductions) Charged to Costs and Expenses	Deductions	Currency Translation Adjustments	Balance at End of Year
2012	$1.3	$—	$—	$—	$1.3
2011	$1.3	$—	$—	$—	$1.3
2010	$1.4	$—	$—	$(0.1)	$1.3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLABS, INC.
February 22, 2013	/s/ Daniel P. Kelly Daniel P. Kelly
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Kelly Daniel P. Kelly President and Chief Executive Officer (Principal Executive Officer)	February 22, 2013

/s/ Andrew B. Szafran Andrew B. Szafran Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2013

/s/ Thomas P. Minichiello Thomas P. Minichiello Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2013

/s/ Michael J. Birck Michael J. Birck Chairman and Director	February 22, 2013

/s/ Bo Hedfors Bo Hedfors Director	February 22, 2013

/s/ Frank Ianna Frank Ianna Director	February 22, 2013

/s/ Vincent D. Kelly Vincent D. Kelly Director	February 22, 2013

/s/ Michael E. Lavin Michael E. Lavin Director	February 22, 2013

/s/ Stephanie Pace Marshall Stephanie Pace Marshall Director	February 22, 2013

/s/ Gregory J. Rossmann Gregory J. Rossmann Director	February 22, 2013

/s/ Dennis F. Strigl Dennis F. Strigl Director	February 22, 2013

/s/ Jan H. Suwinski Jan H. Suwinski Director	February 22, 2013

/s/ Vincent H. Tobkin Vincent H. Tobkin Director	February 22, 2013

/s/ Mikel H. Williams Mikel H. Williams Director	February 22, 2013

Exhibit Index

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document