Form 10-Q
period 2013-03-29
TELLABS INC
filed 2013-05-01
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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

Common Shares, $0.01 Par Value – 355,581,451 shares outstanding on April 26, 2013.

TELLABS, INC.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarter
	3/29/13	3/30/12
In millions, except per-share data
Revenue
Products	$165.0	$209.7
Services	44.4	48.2

Total revenue	209.4	257.9

Cost of Revenue
Products	106.9	128.7
Services	30.2	33.5

Total cost of revenue	137.1	162.2

Gross Profit	72.3	95.7

Gross profit as a percentage of revenue	34.5%	37.1%

Gross profit as a percentage of revenue - products	35.2%	38.6%
Gross profit as a percentage of revenue - services	32.0%	30.5%

Operating Expenses
Research and development	52.7	66.9
Sales and marketing	27.0	36.4
General and administrative	17.6	21.1
Intangible asset amortization	1.1	2.2
Restructuring and other charges	34.7	106.0

Total operating expenses	133.1	232.6

Operating Loss	(60.8)	(136.9)

Operating loss as a percentage of revenue	-29.0%	-53.1%

Other Income
Interest income, net	0.7	1.8
Other income (expense), net	1.2	(1.0)

Total other income	1.9	0.8

Loss Before Income Tax	(58.9)	(136.1)
Income tax benefit (expense)	3.0	(3.7)

Net Loss	$(55.9)	$(139.8)

Weighted Average Shares Outstanding
Basic	359.4	365.7

Diluted	359.4	365.7

Net Loss Per Share
Basic	$(0.16)	$(0.38)

Diluted	$(0.16)	$(0.38)

Cash Dividends Per Share	$—	$0.02

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	First Quarter
	3/29/13	3/30/12
In millions
Net Loss	$(55.9)	$(139.8)
Reclassification adjustment for net (gain) loss included in net loss, net of tax of $0.6 and $(0.1)	(2.0)	0.2
Unrealized net (loss) gain on available-for-sale securities, net of tax of $(0.1) and $0.1	(0.3)	0.9
Unrealized net loss on net investment hedges	—	(4.1)
Foreign currency translation adjustment	(8.1)	15.7

Comprehensive Loss	$(66.3)	$(127.1)

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	3/29/13	12/28/12
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$370.3	$223.7
Investments in marketable securities	201.3	380.7

Total cash, cash equivalents and marketable securities	571.6	604.4

Other marketable securities	209.6	195.1
Accounts receivable, net of allowances of $1.3 and $1.3	199.6	246.8
Inventories
Raw materials	36.0	30.2
Finished goods	76.6	70.8

Total inventories	112.6	101.0
Income taxes	14.9	7.3
Miscellaneous receivables and other current assets	21.9	35.1

Total Current Assets	1,130.2	1,189.7

Property, Plant and Equipment
Land	19.9	20.1
Buildings and improvements	188.8	193.5
Equipment	387.2	406.4

Total property, plant and equipment	595.9	620.0
Accumulated depreciation	(385.7)	(389.6)

Property, plant and equipment, net	210.2	230.4
Goodwill	122.0	122.1
Intangible Assets, Net of Amortization	3.3	4.4
Other Assets	79.5	91.5

Total Assets	$1,545.2	$1,638.1

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$60.7	$57.4
Accrued compensation	34.1	37.7
Restructuring and other charges	30.6	19.1
Income taxes	45.7	61.5
Loan related to other marketable securities	209.6	195.1
Deferred revenue	26.7	20.3
Other accrued liabilities	60.1	78.5

Total Current Liabilities	467.5	469.6

Long-Term Restructuring Liabilities	4.6	2.8
Income Taxes	22.1	21.9
Other Long-Term Liabilities	39.8	42.5

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 510,921,560 and 508,846,484 shares issued	5.1	5.1
Additional paid-in capital	1,595.4	1,592.2
Treasury stock, at cost: 153,395,726 and 141,284,352 shares	(1,258.0)	(1,231.0)
Retained earnings	580.1	636.0
Accumulated other comprehensive income	88.6	99.0

Total Stockholders’ Equity	1,011.2	1,101.3

Total Liabilities and Stockholders’ Equity	$1,545.2	$1,638.1

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarter
	3/29/13	3/30/12
In millions
Operating Activities
Net loss	$(55.9)	$(139.8)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	10.7	14.4
Loss on disposal of property, plant and equipment	0.1	0.8
Equity-based compensation	3.1	5.5
Deferred income taxes	(0.6)	0.6
Restructuring and other charges	34.7	106.0
Net gain on investments in marketable securities	(1.2)	—
Net changes in assets and liabilities:
Accounts receivable	36.9	21.4
Inventories	(12.7)	12.5
Miscellaneous receivables and other current assets	4.7	2.8
Other assets	(3.4)	(2.3)
Accounts payable	3.7	(43.7)
Restructuring and other charges	(10.2)	(13.9)
Deferred revenue	6.5	8.1
Other accrued liabilities	(20.1)	(7.5)
Income taxes	0.6	(2.2)
Other long-term liabilities	(2.3)	(0.2)

Net Cash Used for Operating Activities	(5.4)	(37.5)

Investing Activities
Capital expenditures	(3.1)	(5.0)
Payments for purchases of investments	(95.5)	(110.7)
Proceeds from sales and maturities of investments	277.7	139.0

Net Cash Provided by Investing Activities	179.1	23.3

Financing Activities
Repurchase of common stock	(27.0)	(1.8)
Dividends paid	—	(7.3)

Net Cash Used for Financing Activities	(27.0)	(9.1)

Effect of Exchange Rate Changes on Cash	(0.1)	3.4

Net Increase (Decrease) in Cash and Cash Equivalents	146.6	(19.9)
Cash and Cash Equivalents - Beginning of Year	223.7	132.7

Cash and Cash Equivalents - End of Period	$370.3	$112.8

The accompanying notes are an integral part of these statements.

TELLABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IN MILLIONS, EXCEPT SHARE AND PER-SHARE DATA

1. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial statements, the requirements of Form 10-Q and applicable rules of the U.S. Securities and Exchange Commission’s Regulation S-X. Therefore, they do not include all disclosures normally required by U.S. generally accepted accounting principles for complete financial statements. Accordingly, the financial statements and notes herein are to be read in conjunction with our Annual Report on Form 10-K for the year ended December 28, 2012.

In our opinion, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of operating results for the full year.

2. Restructuring and Other Charges

On January 31, 2013, management initiated a restructuring plan that is designed to align expenses with revenue. Tellabs is discontinuing the development of the 9200 product and reducing operating expenses. The pretax charges for this plan will consist of approximately $16 million for workforce reductions of approximately 300 employees, $15 million for facility- and asset-related charges, and $4 million for software license and other contract cancellations. During the first quarter of 2013, we incurred restructuring expense for this plan of $32.8 million, which consists of $16.2 million for severance-related charges, $12.4 million for facility- and asset-related charges, and $4.2 million for other obligations. By segment, total charges to date under this plan are $0.9 million for Optical, $31.5 million for Data, and $0.4 million for Services. Estimated cash payments under this plan are expected to be $21.5 million of which $4.8 million has been paid through the first quarter of 2013. Other than the cash payments, actions under this plan are expected to be substantially completed by the end of the fourth quarter of 2013.

On October 24, 2012, management initiated a restructuring plan that is designed to further align expenses with revenue and current market conditions. In order to reduce costs and operating expenses, this plan includes moving certain functions to lower cost geographies. The pretax charges will consist of approximately $9 million for severance-related charges that will affect approximately 200 employees, and $2 million for facility- and asset-related charges. Restructuring expense for this plan for the first quarter of 2013 was $0.1 million, which consists of a credit of $0.2 million for severance-related charges and an expense of $0.3 million for facility- and asset-related charges. Cumulative restructuring charges for this plan are $9.5 million, which consists of $9.0 million for severance-related charges and $0.5 million for facility- and asset-related charges. By segment, total charges to date under this plan are $2.2 million for Optical, $3.8 million for Data, $0.8 million for Access, and $2.7 million for Services. Estimated cash payments under this plan are expected to be $9.3 million, of which $2.7 million has been paid through the first quarter of 2013. Other than the cash payments, actions under this plan are expected to be substantially completed by the end of the fourth quarter of 2013.

On January 30, 2012, management initiated a restructuring plan that aligns expenses with revenue. Tellabs stopped new development on the Tellabs® SMARTCORE 9100 series for mobile packet core and consolidated research and development into fewer locations. Restructuring expense for this plan for the first quarter of 2013 was $1.5 million, which consists of a credit of $0.1 million for workforce adjustments and an expense of $1.6 million for facility- and asset-related charges. Cumulative restructuring charges for this plan are $110.3 million, which consists of $23.1 million for severance-related charges, $38.3 million for facility- and asset-related charges, $47.7 million for the accelerated amortization of abandoned intangible assets, and $1.2 million for other obligations. By segment, total charges to date under this plan are $4.4 million for Optical, $102.2 million for Data, $1.5 million for Access, and $2.2 million for Services. Estimated cash payments under this plan are expected to be $32.9 million, of which $24.6 million has been paid through the first quarter of 2013. Other than the cash payments, actions under this plan were completed in the first quarter of 2013.

Restructuring expense for previous restructuring plans in the first quarter of 2013 was $0.3 million, which consists of a credit of $0.1 million for severance-related adjustments and an expense of $0.4 million for facility- and asset-related charges.

The balance for restructuring plans relates to net lease obligations that expire through 2017 and cash severance that we expect to pay through the first quarter of 2015.

The following table summarizes restructuring and other charges recorded for the plans mentioned above, as well as adjustments to reserves recorded for prior restructurings:

	First Quarter
	3/29/13	3/30/12
Severance and other termination benefits	$15.8	$24.1
Facility and other exit costs	14.7	33.0
Other obligations	4.2	1.2
Accelerated amortization of intangible assets	—	47.7

Total restructuring and other charges	$34.7	$106.0

The following table summarizes restructuring and other charges activity by segment for the first quarter of 2013 and the status of the reserves at March 29, 2013:

	Balance at 12/28/12	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 3/29/13
2013 Restructuring Plan
Optical	$—	$0.9	$(0.3)	$—	$0.6
Data	—	31.5	(4.4)	(11.7)	15.4
Access	—	—	—	—	—
Services	—	0.4	(0.1)	—	0.3

Subtotal 2013 Restructuring Plan	—	32.8	(4.8)	(11.7)	16.3

2012 Restructuring Plans
Optical	3.9	(0.4)	(0.8)	—	2.7
Data	8.6	2.2	(2.3)	0.5	9.0
Access	1.5	(0.1)	(0.3)	—	1.1
Services	2.8	(0.1)	(0.8)	—	1.9

Subtotal 2012 Restructuring Plans	16.8	1.6	(4.2)	0.5	14.7

Previous Restructuring Plans
Optical	0.6	—	(0.3)	—	0.3
Data	3.1	0.3	(0.6)	—	2.8
Access	1.4	—	(0.3)	—	1.1
Services	—	—	—	—	—

Subtotal Previous Restructuring Plans	5.1	0.3	(1.2)	—	4.2

Total All Restructuring Plans	$21.9	$34.7	$(10.2)	$(11.2)	$35.2

1 Other activities include accelerated depreciation of property, plant and equipment to be disposed, the effects of currency translation as well as other changes that do not flow through restructuring expense.

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

Assets and liabilities measured at fair value on a recurring basis are:

	Fair Value Measurements at March 29, 2013
	Balance at 3/29/13	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$18.5	$18.5	$—	$—
Corporate debt obligations	43.0	—	43.0	—
Mortgaged backed debt obligations guaranteed by GNMA	92.9	—	92.9	—
Certificates of deposit guaranteed by FDIC	1.7	—	1.7	—
Foreign government debt obligations	20.5	—	20.5	—
Foreign corporate debt obligations guaranteed by foreign governments	24.7	—	24.7	—

Subtotal	201.3	18.5	182.8	—
Other marketable securities	209.6	209.6	—	—
Derivative financial instruments	0.2	—	0.2	—

Total assets	$411.1	$228.1	$183.0	$—

Liabilities
Loan related to other marketable securities	$209.6	$209.6	$—	$—
Derivative financial instruments	0.2	—	0.2	—

Total liabilities	$209.8	$209.6	$0.2	$—

	Fair Value Measurements at December 28, 2012
	Balance at 12/28/12	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$31.1	$31.1	$—	$—
Corporate debt obligations	9.6	—	9.6	—
Mortgaged backed debt obligations guaranteed by GNMA	55.5	—	55.5	—
Certificates of deposit guaranteed by FDIC	1.2	—	1.2	—
Foreign government debt obligations	161.1	—	161.1	—
Foreign corporate debt obligations guaranteed by foreign governments	122.2	—	122.2	—

Subtotal	380.7	31.1	349.6	—
Other marketable securities	195.1	195.1	—	—

Total assets	$575.8	$226.2	$349.6	$—

Liabilities
Loan related to other marketable securities	$195.1	$195.1	$—	$—
Derivative financial instruments	0.1	—	0.1	—

Total liabilities	$195.2	$195.1	$0.1	$—

4. Investments

Investments in marketable securities

At March 29, 2013, and December 28, 2012, available-for-sale marketable securities consisted of the following:

March 29, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government debt obligations	$18.5	$—	$—	$18.5
Corporate debt obligations	43.0	0.1	(0.1)	43.0
Mortgaged backed debt obligations guaranteed by GNMA	92.6	0.5	(0.2)	92.9
Certificates of deposit guaranteed by FDIC	1.7	—	—	1.7
Foreign government debt obligations	20.4	0.1	—	20.5
Foreign corporate debt obligations guaranteed by foreign governments	24.6	0.1	—	24.7

Total	$200.8	$0.8	$(0.3)	$201.3

December 28, 2012
U.S. government debt obligations	$31.1	$—	$—	$31.1
Corporate debt obligations	9.5	0.1	—	9.6
Mortgaged backed debt obligations guaranteed by GNMA	54.9	0.6	—	55.5
Certificates of deposit guaranteed by FDIC	1.2	—	—	1.2
Foreign government debt obligations	159.3	1.8	—	161.1
Foreign corporate debt obligations guaranteed by foreign governments	121.5	0.7	—	122.2

Total	$377.5	$3.2	$—	$380.7

The following table summarizes the maturities of our available-for-sale marketable securities at March 29, 2013:

	Amortized Cost	Fair Value
Less than 12 months	$64.9	$65.1
Due in 1 to 5 years	43.3	43.3
Due after 5 years	92.6	92.9

Total	$200.8	$201.3

Gross unrealized gains and losses related to fixed-income securities were caused by interest rate fluctuations. No other-than-temporary impairments were recorded in the first quarter of 2013 and 2012.

Investments in marketable securities with unrealized losses at March 29, 2013, were as follows:

	Unrealized Loss Less than 12 months		Unrealized Loss Greater than 12 months		Total
March 29, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt obligations	$28.8	$(0.1)	$—	$—	$28.8	$(0.1)
Mortgaged backed debt obligations guaranteed by GNMA	42.9	(0.2)	—	—	42.9	(0.2)

Total	$71.7	$(0.3)	$—	$—	$71.7	$(0.3)

Investments in marketable securities with unrealized losses at December 28, 2012, were negligible.

The following table presents gross realized gains and losses related to fixed income investments:

	First Quarter
	3/29/13	3/30/12
Gross realized gains	$1.6	$0.3
Gross realized losses	(0.4)	(0.3)

Total	$1.2	$—

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

Other marketable securities and Loan related to other marketable securities was $209.6 million at a market price of $20.90 per share at March 29, 2013, and $195.1 million at a market price of $19.45 per share at December 28, 2012. The fees associated with the stock loan agreement were $0.3 million in the first quarter of 2013 and the first quarter of 2012, are included in Interest income, net in the Consolidated Statements of Operations.

Additionally, in connection with our acquisition of AFC, we recorded a tax liability associated with a deferred gain relating to a settled hedging arrangement on the acquired Cisco shares. The deferred tax liability was $184.0 million as of March 29, 2013, and as of December 28, 2012.

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

Long-term equity investments

In addition to the above investments, we maintain investments in partnerships and start-up technology companies. We include these investments in Other Assets, at cost. These investments totaled $1.7 million at March 29, 2013, and $1.8 million at December 28, 2012. We review each investment quarterly, including historical and projected financial performance, expected cash needs and recent funding events. We recognize other-than-temporary impairments if the market value of the investment is below its cost basis for an extended period of time or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. We did not record other–than-temporary impairments for the first quarters ended March 29, 2013 and March 30, 2012. Gains on the sale of long-term equity investments and other-than-temporary impairments are included in Other income (expense), net in the Consolidated Statements of Operations.

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

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income. These derivative contracts are not designated as hedges. At March 29, 2013, we held non-designated foreign currency forward contracts in 13 currencies, with a gross notional equivalent of $102.6 million. At March 30, 2012, we held non-designated foreign currency forward contracts in 12 currencies, with a gross notional equivalent of $167.7 million.

Net Investment Hedges

We did not enter into a net investment hedge in the first quarter of 2013. In the first quarter of 2012, we entered into three-month foreign currency forward contracts and a three-month foreign currency collar contract, designated as net investment hedges, to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts, less applicable deferred income taxes are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment in the foreign subsidiary. We conduct monthly effectiveness tests of net investment hedges on a spot-to-spot basis, excluding forward points, and any measurement of ineffectiveness is recorded in income. As of March 29, 2013, we had a net unrealized gain of $12.8 million in Accumulated other comprehensive income related to settled contracts. At March 29, 2013, we did not have any net investments hedges outstanding. As of March 30, 2012, we had a net unrealized gain of $14.5 million in Accumulated other comprehensive income, which includes a net gain of $14.2 million related to settled contracts and a net gain of $0.3 million related to unsettled contracts.

The fair value of derivative instruments in the Consolidated Balance Sheet as of March 29, 2013, was as follows:

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

The effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Operations for the three months ended March 29, 2013, and March 30, 2012, was as follows:

	Loss Recognized in Accumulated OCI, net (Effective Portion)		Gain Recognized in Other Income (Expense), net: Excluded from Effectiveness testing
	3/29/13	3/30/12	3/29/13	3/30/12
Net investment hedges	$—	$(4.2)	$—	$0.1

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations for the three months ended March 29, 2013, and March 30, 2012, was as follows:

	(Loss) Gain Recognized in Other Income Expense, net [1]
	3/29/13	3/30/12
Foreign currency forward and option contracts	$(7.7)	$1.4

[1]	The gains or losses from changes in the fair value of the derivative contracts are generally offset by gains or losses of the underlying transactions being hedged.

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

We classify the portion of warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Product warranty liabilities are as follows:

	First Quarter
	3/29/13	3/30/12
Balance – beginning of period	$15.8	$17.0
Accruals for product warranties	1.2	1.9
Settlements	(1.2)	(0.9)
Other adjustments to accruals for product warranties	—	(0.7)

Balance – end of period	$15.8	$17.3

Balance sheet classification – end of period	Balance at 3/29/13	Balance at 3/30/12
Other accrued liabilities	$6.4	$8.2
Other long-term liabilities	9.4	9.1

Total product warranty liabilities	$15.8	$17.3

7. Equity-Based Compensation

The Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan (2004 Plan) provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units (PSUs). Equity-based grants vest over one to three years, with the majority vesting over a three-year period. We recognize compensation expense for stock options, restricted stock and PSUs over the service period based on the fair value on the grant date. Stock options and SARs granted but unexercised expire 10 years from the grant date. Stockholders previously approved 53,889,977 shares for grant under the 2004 Plan, of which 14,583,738 remain available for grant at March 29, 2013.

Stock Options

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. There were no stock options granted during the first quarter of 2013.

The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

3/30/12
Expected volatility	43.3%
Risk-free interest rate	0.9%
Expected term (in years)	5.3
Expected dividend yield	2.0%

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

The following is a summary of stock option activity during 2013 as of March 29, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding – beginning of year	16,713,155	$7.50
Exercised	(320)	$0.16
Forfeited/expired	(367,125)	$7.34

Outstanding – end of period	16,345,710	$7.51	3.3	$—

Exercisable – end of period	14,623,423	$7.82	2.7	$—
Shares vested or expected to vest	16,239,399	$7.53	3.3	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of March 29, 2013, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the first quarter of 2013 was negligible.

Cash-Settled Stock Appreciation Rights

The 2004 Plan provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the 2004 Plan. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (the market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. There were no SARs granted during the first quarter of 2013. There were no cash payments during the first quarters of 2013 and 2012.

The following is a summary of cash-settled SARs activity during 2013 as of March 29, 2013:

	Shares	Weighted Average Exercise Price
Outstanding – beginning of year	456,195	$6.67
Forfeited/expired	(10,500)	$5.83

Outstanding – end of period	445,695	$6.69

Restricted Stock

The fair market value of restricted stock vested was $2.1 million in the first quarter of 2013. The weighted average grant date fair value of restricted stock was $2.09 per share in the first quarter of 2013, and $3.99 per share in the first quarter of 2012.

The following is a summary of restricted stock activity during 2013 as of March 29, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	3,899,865	$4.68
Granted	202,278	$2.09
Vested	(1,011,590)	$4.68
Forfeited	(162,642)	$4.71

Non-vested – end of period	2,927,911	$4.49

Performance Stock Units

The 2004 Plan provides for the granting of PSUs. We granted 5,282,045 PSUs in the first quarter of 2013 and 1,877,064 PSUs in the first quarter of 2012. The PSUs granted in the first quarter of 2013 entitle the recipients to receive shares of our common stock commencing in the first quarter of 2014, contingent on the achievement of operating earnings, performance related to revenue and attainment of strategic objectives for the 2013 fiscal year. Following achievement of these measures and subject to continued employment, one-third of such shares will be issued in annual installments beginning in the first quarter of 2014. At maximum target performance, we will issue one share for each PSU granted. The weighted average price of PSUs granted in the first quarter of 2013 was $2.20 per share and the weighted average price of PSUs granted in the first quarter of 2012 was $3.99 per share.

The PSUs granted in 2012 entitle the recipients to receive shares of our common stock commencing in the first quarter of 2013, contingent on the achievement of operating earnings targets and strategic goals for the 2012 fiscal year. Under the executive plan, 100% of the PSUs were earned and one share for each PSU will be paid out, subject to continued employment. We issued one-third (255,573 shares) of the total shares in the first quarter of 2013 and generally, one-third of such shares will be issued in annual installments in the first quarter of 2014 and the first quarter of 2015.

The following is a summary of PSU activity during 2013 as of March 29, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	1,633,866	$4.40
Granted	5,282,045	$2.20
Vested	(941,843)	$4.60
Forfeited	(131,839)	$4.26

Non-vested – end of period	5,842,229	$2.38

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, SARs, restricted stock, and PSUs by line item on the Statements of Operations:

	First Quarter
	3/29/13	3/30/12
Cost of revenue – products	$0.2	$0.4
Cost of revenue – services	0.4	0.5
Research and development	0.6	1.8
Sales and marketing	0.5	0.9
General and administrative	1.4	2.0

Equity-based compensation expense before income taxes	3.1	5.6
Income tax benefit	(0.1)	(0.1)

Total equity-based compensation expense after income taxes	$3.0	$5.5

The following table sets forth the total equity-based compensation expense by type:

	First Quarter
	3/29/13	3/30/12
Stock options	$0.6	$1.1
Cash-settled SARs	—	0.1
Restricted stock	2.1	3.4
Performance stock units	0.4	1.0

Total	$3.1	$5.6

As of March 29, 2013, we had $10.9 million of unrecognized equity-based compensation cost that we expect to recognize over a weighted average period of 1.6 years.

8. Income Taxes

We recorded a tax benefit of $3.0 million in the first quarter of 2013, compared with a tax provision of $3.7 million in the first quarter of 2012. The effective rate for the quarter is below the federal statutory rate of 35% due to limitations on our ability to record a tax benefit on losses from domestic operations combined with a tax benefit on losses from foreign operations.

9. Accumulated Other Comprehensive Income

Accumulated other comprehensive income has no impact on our net loss but is reflected in our consolidated balance sheet through adjustments to stockholders’ equity. Accumulated other comprehensive income derives from unrealized gains (losses) and related adjustments on available-for-sale securities, foreign currency translation adjustments, unrecognized prior service costs and unrecognized net gains (losses) on our retiree medical plan.

Accumulated other comprehensive income (net of tax) for the first three months of 2013 consists of the following:

	Unrealized Net Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Unrecognized Prior Service Cost	Unrecognized Net Gain on Retiree Medical Plan	Accumulated Other Comprehensive Income
Balance at December 28, 2012	$2.4	$94.9	$(0.1)	$1.8	$99.0
Amounts reclassified from other comprehensive income	(2.0)	—	—	—	(2.0)
Other comprehensive loss	(0.3)	(8.1)	—	—	(8.4)

Net other comprehensive loss	(2.3)	(8.1)	—	—	(10.4)

Balance at March 29, 2013	$0.1	$86.8	$(0.1)	$1.8	$88.6

Amounts reclassified from accumulated other comprehensive income to net loss in the Consolidated Statements of Operations were as follows:

	First Quarter		Affected Line Item in the Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Income Components	3/29/13	3/30/12
Unrealized net gain (loss) on available-for-sale securities	$2.6	$(0.3)	Other income (expense), net
	(0.6)	—	Income tax expense

	$2.0	$(0.3)	Net of tax

10. Segment Information

We report in four segments: Optical, Data, Access and Services.

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

Consolidated revenue by segment follows:

	First Quarter
	3/29/13	3/30/12
Optical	$93.1	$104.4
Data	32.9	69.4
Access	39.0	35.9
Services	44.4	48.2

Total revenue	$209.4	$257.9

Segment profit (loss) and reconciliation to operating loss by segment follows:

	First Quarter
	3/29/13	3/30/12
Optical	$12.8	$14.8
Data	(14.8)	(5.0)
Access	8.2	6.4
Services	14.6	15.2

Total segment profit	$20.8	$31.4
Sales and marketing expenses	(27.0)	(36.4)
General and administrative expenses	(17.6)	(21.1)
Equity-based compensation	(1.2)	(2.6)
Intangible asset amortization	(1.1)	(2.2)
Restructuring and other charges	(34.7)	(106.0)

Operating loss	$(60.8)	$(136.9)

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

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163 (‘163 patent), 5,521,737 (‘737 patent), 5,386,418 (‘418 patent) and 6,487,686 (‘686 patent), and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. The case was thereafter transferred to the United States District Court for the Northern District of Illinois (Case No. 1:09-cv-04530). As to Fujitsu’s ‘686 patent, on November 4, 2010, the Court dismissed with prejudice Fujitsu’s claim for infringement of the patent and Fujitsu signed a covenant not to sue Tellabs for infringement of the patent as to any Tellabs products as they currently exist or existed in the past. As to Fujitsu’s ‘418 patent, on March 31, 2011, the Court denied Tellabs’ motion for summary judgment of invalidity based on indefiniteness and granted Fujitsu’s motion for summary judgment for judicial correction of an error in asserted Claim 1. On September 26, 2012, the Court granted a motion by Tellabs for summary judgment of invalidity of all asserted claims of the ‘418 patent, and judgment was entered in favor of Tellabs on its counterclaim for declaratory judgment of invalidity of the patent. Fujitsu’s appeal of this order and judgment was withdrawn and the appeal dismissed. As to Fujitsu’s ‘737 patent, on September 27, 2012, the Court denied a motion by Tellabs for summary judgment of invalidity. A trial date of January 14, 2013 had been set by the Court to commence trial of Fujitsu’s ‘163 and ‘737 patents, however on November 1, 2012, the scheduled trial date was struck from the Court’s calendar in favor of an alternative trial date to be later determined. On December 21, 2012, the Court granted a motion by Tellabs for summary judgment on lost profits damages, and as a result Fujitsu Limited is precluded from pursuing the theory of lost profits. Tellabs contests any liability and will continue to vigorously defend itself accordingly.

Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications Inc. On June 11, 2008, Tellabs Operations, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against Fujitsu Limited and Fujitsu Network Communications, Inc. in a case captioned Tellabs Operations, Inc. v. Fujitsu Limited and Fujitsu Network Communications, Inc. Civil Action No. 1:08-cv-3379. The complaint alleged infringement of Tellabs Operations, Inc.’s U.S. Patent No. 7,369,772 (‘772 patent), and sought unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. Fujitsu Limited brought counterclaims alleging infringement of two U.S. patents, namely U.S. Patent Nos. 5,533,006 (‘006 patent) and 7,227,681 (‘681 patent), seeking unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On March 31, 2011, the Court issued an Order granting Tellabs’ motion for summary judgment of invalidity of all claims of Fujitsu’s ’006 patent. As to Tellabs’ ‘772 patent, Fujitsu pursued an inter partes reexamination of the patent in the Patent Office which resulted in a December 12, 2011, decision by the Board of Patent Appeals and Interferences (BPAI) to reverse the Examiner’s decision to not reject the claims of the patent, as well as a January 9, 2013, BPAI decision affirming the Examiner’s rejection of amended claims of the patent. On February 14, 2013, Tellabs moved to dismiss all claims related to the ‘772 patent. As to Fujitsu’s ‘681 patent, in July, 2012, the Court denied a Tellabs’ motion for summary judgment of invalidity and granted Fujitsu’s motion for summary judgment finding no inequitable conduct. Trial on Fujitsu’s ’681 patent commenced on August 27, 2012, and concluded on September 7, 2012, whereupon the jury’s verdict the Court entered judgment in favor of Tellabs on Fujitsu’s claim for infringement of the ‘681 patent and in favor of Fujitsu on Tellabs’ claim for invalidity of the same patent, and the parties’ respective post-trial motions were denied by the Court on January 24, 2013. Both Tellabs and Fujitsu are appealing the denial of post-trial motions related to the ‘681 patent. On February 19, 2013, the Court granted Tellabs’ motion to dismiss claims related to Tellabs’ ‘772 patent and terminated Civil Action No. 1:08-cv-3379.

Fujitsu Limited v. Tellabs, Inc. On April 30, 2012, Fujitsu Limited filed a complaint in the United States District Court for the Northern District of Illinois against Tellabs in a case captioned Fujitsu Limited v. Tellabs Operations, Inc., Tellabs, Inc., and Tellabs North America, Inc., Civil Action No. 1:12-cv-03229. The complaint alleges infringement of U.S. Patent Nos. 5,526,163, 5,521,737, 5,386,418 and 7,227,681, the same patents at issue in pending Civil Action Nos. 1:09-cv-04530 and 1:08-cv-3379, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. The complaint includes allegations of infringement that Fujitsu previously sought unsuccessfully to add to pending Civil Action Nos. 1:09-cv-04530 and 1:08-cv-3379. On June 4, 2012, the Tellabs defendants filed a motion to dismiss the Complaint pursuant to Fed. R. Civ. P. 12(B)(6), which the Court granted in part and denied in part on January 30, 2013. Tellabs’ response to the complaint is currently due May 1, 2013.

Telcordia Technologies Inc. v. Tellabs, Inc. On May 4, 2009, Telcordia Technologies, Inc. filed a complaint against Tellabs in the United States District Court for the District of New Jersey in a case captioned Telcordia Technologies Inc. v. Tellabs, Inc., Civil Action No. 2:09-cv-02089. The complaint alleges infringement of U.S. Patent Nos. 4,893,306, 4,835,763 and Re. 36,633, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. On July 27, 2009, Telcordia filed a first amended complaint adding Tellabs Operations, Inc. and Tellabs North America, Inc. as additional defendants. On December 15, 2009, the Court granted Tellabs’ motion to transfer, which resulted in a transfer of the action to the United States District Court for the District of Delaware (Case No. 1:2009cv00978). On April 12, 2013, after a period of inactivity in the case, the Court closed the case with a Docket Text that reads: “Case Closed.”

Cheetah Omni, LLC v. Alcatel-Lucent USA Inc. et al. On July 29, 2011, a complaint was filed in the United States District Court for the Eastern District of Texas, Tyler Division, against Tellabs and several other companies in a case captioned Cheetah Omni LLC v. Alcatel-Lucent USA Inc. et al., Civil Action No. 6:11cv390. The complaint includes allegations of infringement by Tellabs, Inc., Tellabs Operations, Inc., and Tellabs North America, Inc., of U.S. Patent Nos. 6,888,661; 6,847,479; 6,856,459; and 6,940,647, and seeks unspecified damages, as well as interest, costs, disbursements, attorney fees and other remedies including injunctive relief. The accused products include products from the Tellabs 7100 product line. On December 5, 2012, the Court entered an order staying the proceedings with respect to US Patents 6,888,661 and 6,847,479 until such time as an injunction issued by the Court of the Eastern District of Michigan in a separate action involving the two patents is lifted. The parties are in discovery, and a Markman hearing was held on February 14, 2013, and on April 11, 2013, the Court issued an order that construes disputed claim language of various patents in suit. A trial date has been set for March 10, 2014.

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

Mahmood Alizadeh v. Tellabs, Inc., et al. and Lawrence Sasala v. Tellabs, Inc., et al. Beginning on January 23, 2013, two purported stockholder class action lawsuits were filed in the United States District Court for the Northern District of Illinois, against Tellabs, Inc. and certain of our current or former officers alleging violations of the federal securities laws. The two stockholder class action lawsuits, which have been consolidated, purport to bring claims on behalf of those who purchased the Company’s publicly traded securities between October 26, 2010, and April 26, 2011. Plaintiffs allege that defendants made false and misleading statements regarding the Company’s revenues and prospects, and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend the actions vigorously.

John Nicholas v. Michael J. Birck, et al. On March 19, 2013, a shareholder derivative complaint was filed in the United States District Court for the Northern District of Illinois against current and former officers and directors of the Company alleging breaches of fiduciary duties, insider trading and unjust enrichment between October 26, 2010 and July 27, 2012. The Company is named as a nominal defendant. The Plaintiff seeks to recover unspecified damages on behalf of the Company and other relief. The Company intends to bring a motion to dismiss on the ground that the complaint fails to allege facts establishing that a demand on the Tellabs Board of Directors is excused under Delaware law.

Apart from the matters described above, we are and in the future may be subject to various legal proceedings, claims and litigation arising in the ordinary course of business.

The proceedings described above, including the Fujitsu matters, the Telcordia matter, the Cheetah Omni matter, the Internet Machines matter, the stockholder class action matters and the shareholder derivative complaint, involve costly litigation and may result in diverting management’s time, attention and resources, delaying or halting product shipments or services delivery, requiring us to pay amounts in any damages and/or settlements, requiring us to enter into royalty-bearing licensing arrangements or to obtain substitute technology of lower quality or higher costs, and otherwise imposing obligations or restrictions on us and our business. We may be unsuccessful in any such litigation, despite the time, money, energy and bases for our assertion and/or defense of the matters. We may also be unable, if necessary, to enter into licensing arrangements or to obtain substitute technology on commercially reasonable terms or any terms. Any such settlements or inability to prevail or mitigate any liability or to obtain such licensing arrangements or substitute technology may adversely affect our business, financial condition and operating results.

12. Stock Repurchase Programs

We repurchase outstanding common stock under two plans authorized by our Board of Directors. In addition, we purchase shares to cover withholding taxes on shares issued under employee stock plans.

We intend to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock through the use of a 10b5-1 plan. There were no purchases in the first quarter of 2013 under this plan.

We intend to continue to make repurchases of our outstanding common stock under a previously authorized $600 million repurchase plan. As of March 29, 2013, we have purchased 68.1 million shares of our common stock under the $600 million repurchase plan at a total cost of $401.2 million, leaving $198.8 million available to be purchased under this plan. We purchased 11.5 million shares for $25.7 million in the first quarter of 2013 under this plan.

We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 0.6 million shares for $1.3 million in the first quarter of 2013 to cover minimum withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

13. Net Loss Per Share

The following table sets forth the computation of net loss per share:

	First Quarter
	3/29/13	3/30/12
Numerator:
Net loss	$(55.9)	$(139.8)

Denominator:
Denominator for basic net loss per share – weighted average shares outstanding	359.4	365.7

Effect of dilutive securities:

Employee stock options and restricted and performance stock awards	—	—

Denominator for diluted net loss per share – adjusted weighted average shares outstanding and assumed conversions	359.4	365.7

Net loss per share, basic	$(0.16)	$(0.38)

Net loss per share, diluted [1]	$(0.16)	$(0.38)

[1]

Dilutive securities are not included in the computation of diluted earnings per share when a company is in a loss position. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the first quarter of 2013 and the first quarter of 2012 are the same. Diluted weighted average shares outstanding were 360.9 million in the first quarter of 2013, and 367.9 million in the first quarter of 2012.

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

We report in four segments: Optical, Data, Access and Services.

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

RESULTS OF OPERATIONS

First-quarter 2013 revenue was $209.4 million. Our business outside North America was challenged, with continuing weakness in Western Europe and regulatory uncertainty in Mexico. As customers migrate to new technologies, revenue from earlier-developed products and services declines and overall corporate profitability suffers. This situation is compounded when customers are slow to adopt our new products and services. In the face of these market conditions, Tellabs is streamlining its costs and operating expenses with the goal of enhancing Tellabs solutions for future revenue growth while achieving nominal profitability.

Net loss in the first quarter of 2013 was $55.9 million or $0.16 per share (basic and diluted), compared with net loss of $139.8 million or $0.38 per share (basic and diluted) in the first quarter of 2012. Operating expenses during the first quarter of 2013 included $34.7 million of restructuring and other charges primarily related to the restructuring plan announced in January 2013. Operating expenses during the first quarter of 2012 included $106.0 million of restructuring and other charges primarily related to the restructuring plan announced in January 2012. Excluding these charges and other non-GAAP items, net loss in the first quarter of 2013 was $13.6 million or $0.04 per share (basic and diluted) compared with net loss of $15.3 million or $0.04 per share (basic and diluted) in the first quarter of 2012.

Revenue (in millions)

	First Quarter
	2013	2012	Change
Products	$165.0	$209.7	(21.3)%
Services	44.4	48.2	(7.9)%

Total revenue	$209.4	$257.9	(18.8)%

First quarter 2013 compared with first quarter 2012

Total revenue was $209.4 million, compared with $257.9 million, as higher revenue in the Access segment was more than offset by lower revenue in the Data, Optical and Services segments. On a geographic basis, revenue from customers in North America (United States and Canada) was $122.8 million (or 59% of total revenue), compared with $126.6 million (or 49% of total revenue). Revenue from customers outside North America was $86.6 million (or 41% of total revenue), compared with $131.3 million (or 51% of total revenue), as we saw lower revenue across all geographic regions outside North America.

Gross Margin

	First Quarter
	2013	2012	% Point Change
Products	35.2%	38.6%	(3.4)
Services	32.0%	30.5%	1.5
Consolidated	34.5%	37.1%	(2.6)

In the first quarter of 2013, products gross margins declined compared with the year-ago period, primarily as a result of the lower overall level of product revenue, including higher-margin Tellabs® 5000 and 8100 systems. Services gross margins increased in the first quarter of 2013, compared with the year-ago period. The increase was driven primarily by reduced services costs.

Operating Expenses (in millions)

	First Quarter			Percent of Revenue
	2013	2012	Change	2013	2012
Research and development	$52.7	$66.9	$(14.2)	25.2%	25.9%
Sales and marketing	27.0	36.4	(9.4)	12.9%	14.1%
General and administrative	17.6	21.1	(3.5)	8.4%	8.2%

Subtotal	97.3	124.4	(27.1)	46.5%	48.2%

Intangible asset amortization	1.1	2.2	(1.1)
Restructuring and other charges	34.7	106.0	(71.3)

Total operating expenses	$133.1	$232.6	$(99.5)

Operating expenses decreased in the first quarter of 2013, compared with the year ago period, primarily due to lower restructuring and other charges in the first quarter of 2013, compared with the first quarter of 2012. Excluding intangible asset amortization and restructuring and other charges, operating expenses in the first quarter of 2013 were $97.3 million, down $27.1 million from $124.4 million in the first quarter of 2012. Restructuring and other charges are due to severance ($15.8 million) and facility- and asset-related charges ($18.9 million).

Other Income (in millions)

	First Quarter
	2013	2012	Change
Interest income, net	$0.7	$1.8	$(1.1)
Other income (expense), net	1.2	(1.0)	2.2

Total other income	$1.9	$0.8	$1.1

Interest income was down in the first quarter of 2013, compared with the first quarter of 2012, due to lower interest rates and lower investment balances. Other income (expense), net, was higher in the first quarter of 2013, compared with the first quarter of 2012, primarily due to gains on sales of marketable securities in the first quarter of 2013.

Income Taxes

In the first quarter of 2013, we reported a tax benefit of $3.0 million, compared with tax expense of $3.7 million in the first quarter of 2012. Tax expense decreased due to a loss incurred from foreign operations in the first quarter of 2013, compared to income in the first quarter of 2012. Because we continue to maintain a valuation allowance against our domestic deferred tax assets, no tax benefit was recorded on losses from domestic operations. During the first quarter of 2013, we increased our deferred tax asset by $1.5 million to record the effects of the American Taxpayer Relief Act (ATRA) for the 2012 tax year. This increase, which primarily represents an increase in U.S. research and development credits, was offset by an increase in our valuation allowance and had no impact on the tax benefit recorded in the first quarter of 2013.

Segment Revenue (in millions)

	First Quarter
	2013	2012	Change
Optical	$93.1	$104.4	(10.8)%
Data	32.9	69.4	(52.6)%
Access	39.0	35.9	8.6%
Services	44.4	48.2	(7.9)%

Total revenue	$209.4	$257.9	(18.8)%

Segment Profit (Loss)* (in millions)

	First Quarter
	2013	2012	Change
Optical	$12.8	$14.8	(13.5)%
Data	(14.8)	(5.0)	N/M
Access	8.2	6.4	28.1%
Services	14.6	15.2	(3.9)%

Total segment profit	$20.8	$31.4	(33.8)%

*	We define segment profit (loss) as gross profit less research and development expenses. Segment profit (loss) excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, and the impact of equity-based compensation.

First quarter 2013 compared with first quarter 2012

Optical

Revenue from the Optical segment was $93.1 million, compared with $104.4 million. Within this segment, increased revenue from the Tellabs® 7100 optical transport systems was more than offset by lower revenue from the Tellabs® 6300 managed transport systems and the Tellabs® 5000 digital cross-connect systems. Optical segment profit was $12.8 million, compared with $14.8 million. The decline in optical segment profitability was primarily driven by the lower overall revenue level and higher research and development expenses, which more than offset improved product gross margins.

Data

Revenue from the Data segment was $32.9 million, compared with $69.4 million, primarily on lower revenue from the Tellabs® 8600 and 8800 smart routers and the Tellabs® 8100 managed access systems. Data segment loss, driven primarily by the lower revenue level and lower gross margins, was $14.8 million, compared with segment loss of $5.0 million.

Access

Revenue from the Access segment was $39.0 million, compared with $35.9 million. Within this segment, we saw increased revenue from the Tellabs® 1600 single-family Optical Network Terminals (ONTs) and the Tellabs® 1000 access systems and flat revenue from the Tellabs® 1100 access systems. Access segment profit, driven primarily by the higher level of revenue and improved product gross margins, grew to $8.2 million, up 28.1% from $6.4 million.

Services Segment

Revenue from the Services segment was $44.4 million, compared with $48.2 million. The decline in segment revenue was driven primarily by lower deployment, support agreement and professional services revenue. Services segment profit was $14.6 million, compared with $15.2 million. The decrease in segment profit was driven primarily by the lower level of Services revenue, which more than offset improved services gross margins.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity consists of cash, cash equivalents and marketable securities of $571.6 million as of March 29, 2013, which decreased by $32.8 million since year-end 2012. We used $5.4 million in cash from operations, of which $10.2 million was related to cash restructuring payments. During the quarter, we repurchased 11.5 million shares of common stock at a cost of $25.7 million. Of the total cash, cash equivalents and marketable securities, as of March 29, 2013, $91.4 million was held by subsidiaries outside the United States.

We repatriated $375.5 million of our cash held by non-U.S. subsidiaries during the first quarter of 2013. Except for withholding taxes of $1.1 million, we expect net operating loss carry-forwards and foreign tax credits to offset any remaining cash tax liability related to the repatriation. We anticipate that future foreign earnings will be deemed to be permanently reinvested, although we could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount of any future repatriation, and we could be required to accrue and remit applicable U.S. income taxes to the extent a tax liability results after utilization of net operating loss carryforwards and available tax credits.

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

First quarter 2013 compared with fourth quarter 2012

Total revenue, was $209.4 million, compared with $242.2 million as revenue declined across each operating segment. Revenue from customers in North America was $122.8 million (or 59% of total revenue), compared with $132.1 million (or 55% of total revenue). Revenue from customers outside North America was $86.6 million, (or 41% of total revenue), compared with $110.1 million (or 45% of total revenue) as flat revenue in the Asia Pacific region was offset by lower revenue in the Latin American Caribbean region and the Europe, Middle East and Africa region.

Optical

Revenue from the Optical segment was $93.1 million, compared with $97.2 million. Within this segment, increased revenue from the Tellabs® 7100 optical transport systems was more than offset by lower revenue from the Tellabs® 5000 digital cross-connect systems and the Tellabs® 6300 managed transport systems. Optical segment profit, driven by the lower level of revenue and reduced product gross margins, was $12.8 million, compared with $22.3 million.

Data

Revenue from the Data segment was $32.9 million, compared with $52.2 million, primarily on lower revenue from the Tellabs® 8600 and 8800 smart routers and the Tellabs® 8100 managed access systems. Data segment loss, driven by the lower revenue level and lower product gross margins, was $14.8 million compared with segment loss of $8.6 million.

Access

Revenue from the Access segment was $39.0 million, compared with $41.0 million. Within this segment, increased revenue from the Tellabs® 1600 single-family Optical Network Terminals (ONTs) was more than offset by lower revenue from the Tellabs® 1100 access systems and the Tellabs® 1000 access systems. Access segment profit was $8.2 million, compared with $8.4 million. The decline in Access segment profit was driven primarily by lower revenue and increased research and development expenses, which more than offset improved product gross margins.

Services

Revenue from the Services segment was $44.4 million, compared with $51.8 million. The decrease in segment revenue was driven primarily by the lower level of deployment, support agreement and professional services revenue. Services segment profit, driven primarily by the overall lower level of revenue, was $14.6 million, compared with $22.0 million.

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

First quarter 2013 compared with fourth quarter 2012

Non-GAAP gross profit margin was 34.8%, compared with 42.2%. The decrease in non-GAAP gross profit margin was driven primarily by the lower overall level of product revenue, including higher-margin Tellabs® 5000 and 8100 systems, and lower services gross margins.

Non-GAAP operating expenses were $94.8 million, compared with $99.4 million, as we continued to see the impact of restructuring and other cost-reduction activities.

Non-GAAP operating loss was $21.9 million, compared with operating earnings of $2.7 million, as lower revenue and gross margins more than offset reduced operating expenses.

Driven primarily by the lower overall revenue level, non-GAAP net loss was $13.6 million or $0.04 per share (basic and diluted), compared with net earnings of $3.2 million or $0.01 per share (basic and diluted).

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Quarter Ended
In millions, except per-share data	3/29/13	3/30/12

Gross Profit Reconciliation (GAAP/non-GAAP)
GAAP gross profit	$72.3	$95.7

Equity-based compensation - products (b)	0.2	0.3
Equity-based compensation - services (b)	0.4	0.5

Total adjustments related to gross profit	0.6	0.8

Non-GAAP gross profit	$72.9	$96.5

Non-GAAP gross profit percentage	34.8%	37.4%

Non-GAAP gross profit percentage - products	35.3%	38.8%
Non-GAAP gross profit percentage - services	32.9%	31.5%

Operating Expenses Reconciliation (GAAP/non-GAAP)
GAAP operating expenses	$133.1	$232.6

Equity-based compensation - research and development (b)	0.6	1.8
Equity-based compensation - sales and marketing (b)	0.5	0.9
Equity-based compensation - general and administrative (b)	1.4	2.0
Intangible asset amortization (c)	1.1	2.2
Restructuring and other charges (d), (e)	34.7	106.0

Total adjustments related to operating expenses	38.3	112.9

Non-GAAP operating expenses	$94.8	$119.7

Operating Loss Reconciliation (GAAP/non-GAAP)
GAAP operating loss	$(60.8)	$(136.9)

Total adjustments related to gross profit	0.6	0.8
Total adjustments related to operating expenses	38.3	112.9

Non-GAAP operating loss	$(21.9)	$(23.2)

Non-GAAP operating loss as a percentage of revenue	-10.5%	-9.0%

Net Loss Reconciliation (GAAP/non-GAAP)
GAAP net loss	$(55.9)	$(139.8)

Total adjustments related to gross profit	0.6	0.8
Total adjustments related to operating expenses	38.3	112.9
Income tax effect (g)	3.4	10.8

Non-GAAP net loss	$(13.6)	$(15.3)

Non-GAAP net loss per share - basic	$(0.04)	$(0.04)

Non-GAAP net loss per share - diluted	$(0.04)	$(0.04)

(1)	Reconciliation of non-GAAP Adjustments

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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Quarter Ended
In millions, except per-share data	3/29/13	12/28/12

Gross Profit Reconciliation (GAAP/non-GAAP)
GAAP gross profit	$72.3	$93.4

Inventory and purchase commitments adjustment (a)	—	8.1
Equity-based compensation - products (b)	0.2	0.2
Equity-based compensation - services (b)	0.4	0.4

Total adjustments related to gross profit	0.6	8.7

Non-GAAP gross profit	$72.9	$102.1

Non-GAAP gross profit percentage	34.8%	42.2%

Non-GAAP gross profit percentage - products	35.3%	42.1%
Non-GAAP gross profit percentage - services	32.9%	42.4%

Operating Expenses Reconciliation (GAAP/non-GAAP)
GAAP operating expenses	$133.1	$112.7

Equity-based compensation - research and development (b)	0.6	1.3
Equity-based compensation - sales and marketing (b)	0.5	0.6
Equity-based compensation - general and administrative (b)	1.4	1.5
Intangible asset amortization (c)	1.1	1.1
Restructuring and other charges (d)	34.7	8.8

Total adjustments related to operating expenses	38.3	13.3

Non-GAAP operating expenses	$94.8	$99.4

Operating Loss Reconciliation (GAAP/non-GAAP)
GAAP operating loss	$(60.8)	$(19.3)

Total adjustments related to gross profit	0.6	8.7
Total adjustments related to operating expenses	38.3	13.3

Non-GAAP operating (loss) earnings	$(21.9)	$2.7

Non-GAAP operating (loss) earnings as a percentage of revenue	-10.5%	1.1%

Net Loss Reconciliation (GAAP/non-GAAP)
GAAP net loss	$(55.9)	$(23.3)

Total adjustments related to gross profit	0.6	8.7
Total adjustments related to operating expenses	38.3	13.3
Gain on sale of long-term equity investment (f)	—	(3.0)
Income tax effect (g)	3.4	7.5

Non-GAAP net (loss) earnings	$(13.6)	$3.2

Non-GAAP net (loss) earnings per share - basic	$(0.04)	$0.01

Non-GAAP net (loss) earnings per share - diluted	$(0.04)	$0.01

(1)	Reconciliation of non-GAAP Adjustments

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

Footnotes to reconciliation of non-GAAP adjustments:

(a) We excluded $8.1 million from cost of revenue - products in the fourth quarter of 2012 for a reserve for inventory and purchase commitments related to the decision to discontinue the 9200 product. At the time of the decision we had not sold any 9200 product for commercial installation and we excluded this charge because we believe that it is not related directly to the underlying performance of our ongoing business operations and we excluded this measure when we review financial results and for business planning and performance management. Although this event is reflected in our GAAP financials, this transaction may limit the comparability of our fundamental, ongoing operations with prior and future periods.

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

(d) We exclude restructuring and other charges because we believe that they are not related directly to the ongoing performance of our fundamental business operations. We exclude these measures when reviewing financial results and for business planning and performance management. Although these events are reflected in our GAAP financials, these transactions may limit the comparability of our fundamental operations with prior and future periods.

(e) In conjunction with the January 30, 2012 Restructuring Plan, we recorded $47.7 million of accelerated amortization for abandoned intangible assets in the first quarter of 2012 related to the mobile packet core technology. We believe this non-cash GAAP measure is not indicative of our core operating performance.

(f) The $3.0 million adjustment to other income (expense), net in the fourth quarter of 2012 reflects a gain on the sale of a long-term equity investment. We exclude gains on sales of long-term equity investments because we believe that they are not related directly to the underlying performance of our working capital assets.

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

Outlook

We expect second-quarter 2013 revenue to be in a range from $200 million to $220 million. We expect non-GAAP gross margin to be 36%, plus or minus a point or two, depending on product mix. We expect second-quarter non-GAAP operating expense to be in the mid $80 millions.

Forward-Looking Statements

This Management’s Discussion and Analysis and other sections of this Form 10-Q, including the statements under the caption “Outlook”, contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates and assumptions, based on current and available information at the time the document was prepared. These forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “target,” “expect,” “predict,” “plan,” “possible,” “project,” “intend,” “likely,” “will,” “should,” “could,” “may,” “foreseeable,” “would” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. Important factors that could cause our actual results to differ materially from those in forward-looking statements include, but are not limited to: successful expansion into adjacent markets with new and existing products and platforms; product acceptance and profitability; our ability to compete with larger suppliers that can provide end to end solutions; customer concentration; the impact of customer and vendor consolidation; overall negative economic conditions generally and disruptions in credit and capital markets, including specific impacts of these conditions on the telecommunications industry; foreign economic conditions, including currency rate fluctuations; financial condition of telecommunications service providers, equipment vendors and contract manufacturers, including the impact of any bankruptcies; availability of components and critical manufacturing equipment and capacity; product demand and industry capacity; competitive products and pricing; competitive pressures from new entrants to the telecommunications industry; initiatives to improve profitability that may have financial consequences, including further restructuring charges and the ability to realize anticipated savings under such cost-reduction initiatives; exiting businesses and product areas; impairment charges and other cost cutting initiatives and related charges and costs; manufacturing efficiencies; research and new product development; protection of and access to intellectual property, patents and technology; ability to attract and retain highly qualified personnel; the regulatory and trade environment; the impact of new or revised accounting rules or interpretations, including revenue recognition requirements; availability and terms of future acquisitions; divestitures and investments; uncertainties relating to synergies; charges and expenses associated with business combinations and other transactions; and other risks and future factors that may be detailed from time to time in the Company’s filings with the SEC. For a further description of such risks and future factors, see Item 1A of our most recently filed Form 10-K. Our actual future results could differ materially from those predicted in such forward-looking statements. In light of the foregoing risks, uncertainties and other factors, investors are advised not to rely on these forward-looking statements when making investment decisions. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. The foregoing discussion should be read in conjunction with the risk factors, financial statements and related notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 28, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 29, 2013, there were no material changes to the market risks disclosure, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2012.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as of March 29, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 11, Contingencies – Legal Proceedings, to the consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 28, 2012. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no other material changes to the risk factors included in our Annual Report for the year ended December 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) [1]
12/29/12 through 2/1/13	9,573,739	$ 2.26	9,573,739	$ 202.9
2/2/13 through 3/1/13	1,927,239	$ 2.13	1,927,239	$ 198.8
3/2/13 through 3/29/13	—	$ —	—	$ 198.8

Total	11,500,978	$ 2.24	11,500,978

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

We intend to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock through the use of a 10b5-1 plan. There were no purchases in the first quarter of 2013 under this plan.

We intend to continue to make repurchases of our outstanding common stock under a previously authorized $600 million repurchase plan. As of March 29, 2013, we have purchased 68.1 million shares of our common stock under the $600 million repurchase plan at a total cost of $401.2 million, leaving $198.8 million available to be purchased under this plan. We purchased 11.5 million shares for $25.7 million in the first quarter of 2013 under this plan.

We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 0.6 million shares for $1.3 million in the first quarter of 2013 to cover minimum withholding taxes on shares issued under employee stock plans.

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

May 1, 2013
(Date)