Form 10-Q
period 2013-06-28
TELLABS INC
filed 2013-08-01
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

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

Common Shares, $0.01 Par Value – 355,656,364 shares outstanding on July 26, 2013.

TELLABS, INC.

PART I . FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarter		Six Months
	6/28/13	6/29/12	6/28/13	6/29/12
In millions, except per-share data
Revenue
Products	$167.9	$237.4	$332.9	$447.1
Services	44.2	50.7	88.6	98.9

Total revenue	212.1	288.1	421.5	546.0

Cost of Revenue
Products	102.3	140.0	209.2	268.7
Services	29.6	33.9	59.8	67.4

Total cost of revenue	131.9	173.9	269.0	336.1

Gross Profit	80.2	114.2	152.5	209.9

Gross profit as a percentage of revenue	37.8%	39.6%	36.2%	38.4%

Gross profit as a percentage of revenue - products	39.1%	41.0%	37.2%	39.9%
Gross profit as a percentage of revenue - services	33.0%	33.1%	32.5%	31.9%

Operating Expenses
Research and development	41.9	58.8	94.6	125.7
Sales and marketing	23.2	32.2	50.2	68.6
General and administrative	17.7	19.7	35.3	40.8
Intangible asset amortization	1.0	1.0	2.1	3.2
Restructuring and other charges	0.5	0.9	35.2	106.9

Total operating expenses	84.3	112.6	217.4	345.2

Operating (Loss) Earnings	(4.1)	1.6	(64.9)	(135.3)

Operating (loss) earnings as a percentage of revenue	-1.9%	0.6%	-15.4%	-24.8%

Other Income
Interest income, net	0.5	1.6	1.2	3.4
Other expense, net	(1.2)	(1.1)	—	(2.1)

Total other (expense) income	(0.7)	0.5	1.2	1.3

(Loss) Earnings Before Income Tax	(4.8)	2.1	(63.7)	(134.0)
Income tax expense	(3.0)	(6.8)	—	(10.5)

Net Loss	$(7.8)	$(4.7)	$(63.7)	$(144.5)

Weighted Average Shares Outstanding
Basic	356.1	367.1	357.7	366.4

Diluted	356.1	367.1	357.7	366.4

Net Loss Per Share
Basic	$(0.02)	$(0.01)	$(0.18)	$(0.39)

Diluted	$(0.02)	$(0.01)	$(0.18)	$(0.39)

Cash Dividends Per Share	$—	$0.02	$—	$0.04

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Second Quarter		Six Months
	6/28/13	6/29/12	6/28/13	6/29/12
In millions
Net Loss	$(7.8)	$(4.7)	$(63.7)	$(144.5)
Reclassification adjustment for net loss (gain) included in net loss, net of tax of $0.0, $0.1, $0.6 and $0.1	0.1	(0.2)	(2.0)	(0.2)
Unrealized net (loss) gain on available-for-sale securities, net of tax of $0.0, $(0.4), $0.0 and $(0.5)	(3.1)	—	(3.3)	1.1
Unrealized net gain on net investment hedges	—	6.7	—	2.6
Unrealized net gain on cash flow hedges	0.7	—	0.7	—
Foreign currency translation adjustment	0.9	(37.6)	(7.2)	(21.9)

Comprehensive Loss	$(9.2)	$(35.8)	$(75.5)	$(162.9)

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	6/28/13	12/28/12
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$267.2	$223.7
Investments in marketable securities	274.5	380.7

Total cash, cash equivalents and marketable securities	541.7	604.4

Other marketable securities	244.1	195.1
Accounts receivable, net of allowances of $1.0 and $1.3	200.2	246.8
Inventories
Raw materials	32.6	30.2
Finished goods	81.1	70.8

Total inventories	113.7	101.0
Income taxes	14.5	7.3
Miscellaneous receivables and other current assets	25.3	35.1

Total Current Assets	1,139.5	1,189.7

Property, Plant and Equipment
Land	20.0	20.1
Buildings and improvements	189.1	193.5
Equipment	384.6	406.4

Total property, plant and equipment	593.7	620.0
Accumulated depreciation	(389.0)	(389.6)

Property, plant and equipment, net	204.7	230.4
Goodwill	122.1	122.1
Intangible Assets, Net of Amortization	2.3	4.4
Other Assets	70.5	91.5

Total Assets	$1,539.1	$1,638.1

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$57.3	$57.4
Accrued compensation	29.1	37.7
Restructuring and other charges	16.5	19.1
Income taxes	40.6	61.5
Loan related to other marketable securities	244.1	195.1
Deferred revenue	25.5	20.3
Other accrued liabilities	62.7	78.5

Total Current Liabilities	475.8	469.6

Long-Term Restructuring Liabilities	2.7	2.8
Income Taxes	21.8	21.9
Other Long-Term Liabilities	39.6	42.5

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 511,434,268 and 508,846,484 shares issued	5.1	5.1
Additional paid-in capital	1,597.4	1,592.2
Treasury stock, at cost: 155,790,325 and 141,284,352 shares	(1,262.8)	(1,231.0)
Retained earnings	572.3	636.0
Accumulated other comprehensive income	87.2	99.0

Total Stockholders’ Equity	999.2	1,101.3

Total Liabilities and Stockholders’ Equity	$1,539.1	$1,638.1

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	6/28/13	6/29/12
In millions
Operating Activities
Net loss	$(63.7)	$(144.5)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	19.5	26.6
Loss on disposal of property, plant and equipment	0.5	0.8
Equity-based compensation	5.1	10.4
Deferred income taxes	(7.9)	(0.1)
Restructuring and other charges	35.2	106.9
Net gain on investments in marketable securities	(1.0)	—
Net changes in assets and liabilities:
Accounts receivable	36.8	33.8
Inventories	(14.3)	18.3
Miscellaneous receivables and other current assets	9.0	6.4
Other assets	0.3	(0.8)
Accounts payable	0.5	(22.8)
Restructuring and other charges	(23.5)	(26.6)
Deferred revenue	5.4	(6.1)
Other accrued liabilities	(22.8)	(6.1)
Income taxes	0.3	(1.2)
Other long-term liabilities	(1.6)	(0.6)

Net Cash Used for Operating Activities	(22.2)	(5.6)

Investing Activities
Capital expenditures	(7.8)	(9.9)
Disposals of property, plant and equipment	0.2	—
Payments for purchases of investments	(211.0)	(232.0)
Proceeds from sales and maturities of investments	318.3	303.2

Net Cash Provided by Investing Activities	99.7	61.3

Financing Activities
Repurchase of common stock	(31.8)	(3.0)
Dividends paid	—	(14.6)

Net Cash Used for Financing Activities	(31.8)	(17.6)

Effect of Exchange Rate Changes on Cash	(2.2)	(4.3)

Net Increase in Cash and Cash Equivalents	43.5	33.8
Cash and Cash Equivalents - Beginning of Year	223.7	132.7

Cash and Cash Equivalents - End of Period	$267.2	$166.5

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

2. Restructuring and Other Charges

On January 31, 2013, management initiated a restructuring plan that is designed to align expenses with revenue. Tellabs is discontinuing the development of the 9200 product and reducing operating expenses. The pretax charges for this plan will consist of approximately $16 million for workforce reductions of approximately 300 employees, $15 million for facility- and asset-related charges, and $5 million for software license and other contract cancellations. Restructuring expense for this plan for the second quarter of 2013 was $3.5 million, which consists of a reduction of expense of $0.1 million for severance-related charges and charges of $3.6 million for facility- and asset-related charges. Restructuring expense for this plan for the first six months of 2013 was $36.3 million, which consists of $16.1 million for severance-related charges, $16.0 million for facility- and asset-related charges, and $4.2 million for other obligations. By segment, total charges to date under this plan are $1.0 million for Optical, $34.9 million for Data, and $0.4 million for Services. Estimated cash payments under this plan are expected to be $20.2 million, of which $12.9 million has been paid through the second quarter of 2013. Other than the cash payments, actions under this plan are expected to be substantially completed by the end of the fourth quarter of 2013.

On October 24, 2012, management initiated a restructuring plan that is designed to further align expenses with revenue and current market conditions. In order to reduce costs and operating expenses, this plan includes moving certain functions to lower cost geographies. The pretax charges will consist of approximately $10 million for severance-related charges that will affect approximately 200 employees, and $1 million for facility- and asset-related charges. Restructuring expense for this plan for the second quarter of 2013 was $0.7 million, for severance-related charges. Restructuring expense for this plan for the first six months of 2013 was $0.8 million, which consists of $0.5 million for severance-related charges and $0.3 million for facility- and asset-related charges. Cumulative restructuring charges for this plan are $10.2 million, which consists of $9.7 million for severance-related charges and $0.5 million for facility- and asset-related charges. By segment, total charges to date under this plan are $2.3 million for Optical, $3.8 million for Data, $0.8 million for Access, and $3.3 million for Services. Estimated cash payments under this plan are expected to be $8.6 million, of which $5.3 million has been paid through the second quarter of 2013. Other than the cash payments, actions under this plan are expected to be substantially completed by the end of the fourth quarter of 2013.

On January 30, 2012, management initiated a restructuring plan that aligns expenses with revenue. Tellabs stopped new development on the Tellabs® SMARTCORE 9100 series for mobile packet core and consolidated research and development into fewer locations. A net reduction in expense for this plan for the second quarter of 2013 was $4.0 million, which consists of reductions of $0.1 million for workforce adjustments and $3.9 million for facility- and asset-related charges related to a change in sub-tenant leases. A net reduction in expense for this plan for the first six months of 2013 was $2.5 million, which consists of reductions of $0.2 million for workforce adjustments and $2.3 million for facility- and asset-related charges. Cumulative restructuring charges for this plan are $106.3 million, which consists of $23.0 million for severance-related charges, $34.4 million for facility- and asset-related charges, $47.7 million for the accelerated amortization of abandoned intangible assets, and $1.2 million for other obligations. By segment, total charges to date under this plan are $4.4 million for Optical, $98.2 million for Data, $1.5 million for Access, and $2.2 million for Services. Estimated cash payments under this plan are expected to be $28.5 million, of which $26.9 million has been paid through the second quarter of 2013. Other than the cash payments, actions under this plan were completed in the first quarter of 2013.

Restructuring expense for previous restructuring plans for the second quarter of 2013 was $0.3 million, which consists of a reduction of expense of $0.1 million for severance-related charges, charges of $0.3 million for facility- and asset-related charges and $0.1 million of other obligations. Restructuring expense for the first six months of 2013 was $0.6 million, which consists of a reduction of expense of $0.2 million for severance-related charges, charges of $0.7 million for facility- and asset-related charges and $0.1 million of other obligations.

The balance for restructuring plans relates to net lease obligations that expire through 2017 and cash severance that we expect to pay through the first quarter of 2014.

The following table summarizes restructuring and other charges recorded for the plans mentioned above, as well as adjustments to reserves recorded for prior restructurings:

	Second Quarter		Six Months
	6/28/13	6/29/12	6/28/13	6/29/12
Severance and other termination benefits	$0.4	$(2.0)	$16.2	$22.1
Facility and other exit costs	—	2.9	14.7	35.9
Other obligations	0.1	—	4.3	1.2
Accelerated amortization of intangible assets	—	—	—	47.7

Total restructuring and other charges	$0.5	$0.9	$35.2	$106.9

The following table summarizes restructuring and other charges activity by segment for the second quarter and the first six months of 2013 and the status of the reserves at June 28, 2013:

		Second Quarter Activity
	Balance at 3/29/13	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 6/28/13
2013 Restructuring Plan
Optical	$0.6	$0.1	$(0.4)	$—	$0.3
Data	15.4	3.4	(7.4)	(2.4)	9.0
Access	—	—	—	—	—
Services	0.3	—	(0.3)	—	—

Subtotal 2013 Restructuring Plan	16.3	3.5	(8.1)	(2.4)	9.3

2012 Restructuring Plans
Optical	2.7	—	(1.3)	—	1.4
Data	9.0	(3.9)	(1.6)	(0.8)	2.7
Access	1.1	—	(0.4)	—	0.7
Services	1.9	0.6	(1.2)	—	1.3

Subtotal 2012 Restructuring Plans	14.7	(3.3)	(4.5)	(0.8)	6.1

Previous Restructuring Plans
Optical	0.3	0.3	0.1	—	0.7
Data	2.8	—	(0.4)	—	2.4
Access	1.1	—	(0.4)	—	0.7
Services	—	—	—	—	—

Subtotal Previous Restructuring Plans	4.2	0.3	(0.7)	—	3.8

Total All Restructuring Plans	$35.2	$0.5	$(13.3)	$(3.2)	$19.2

		Six Months Activity
	Balance at 12/28/12	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 6/28/13
2013 Restructuring Plan
Optical	$—	$1.0	$(0.7)	$—	$0.3
Data	—	34.9	(11.8)	(14.1)	9.0
Access	—	—	—	—	—
Services	—	0.4	(0.4)	—	—

Subtotal 2013 Restructuring Plan	—	36.3	(12.9)	(14.1)	9.3

2012 Restructuring Plans
Optical	3.9	(0.4)	(2.1)	—	1.4
Data	8.6	(1.7)	(3.9)	(0.3)	2.7
Access	1.5	(0.1)	(0.7)	—	0.7
Services	2.8	0.5	(2.0)	—	1.3

Subtotal 2012 Restructuring Plans	16.8	(1.7)	(8.7)	(0.3)	6.1

Previous Restructuring Plans
Optical	0.6	0.3	(0.2)	—	0.7
Data	3.1	0.3	(1.0)	—	2.4
Access	1.4	—	(0.7)	—	0.7
Services	—	—	—	—	—

Subtotal Previous Restructuring Plans	5.1	0.6	(1.9)	—	3.8

Total All Restructuring Plans	$21.9	$35.2	$(23.5)	$(14.4)	$19.2

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

Assets and liabilities measured at fair value on a recurring basis are:

		Fair Value Measurements at June 28, 2013
	Balance at 6/28/13	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$52.0	$52.0	$—	$—
Corporate debt obligations	57.7	—	57.7	—
Mortgaged backed debt obligations guaranteed by GNMA	104.1	—	104.1	—
Certificates of deposit guaranteed by FDIC	1.2	—	1.2	—
Foreign government debt obligations	26.4	—	26.4	—
Foreign corporate debt obligations guaranteed by foreign governments	33.1	—	33.1	—

Subtotal	274.5	52.0	222.5	—
Other marketable securities	244.1	244.1	—	—
Derivative financial instruments	0.7	—	0.7	—

Total assets	$519.3	$296.1	$223.2	$—

Liabilities
Loan related to other marketable securities	$244.1	$244.1	$—	$—
Derivative financial instruments	0.2	—	0.2	—

Total liabilities	$244.3	$244.1	$0.2	$—

		Fair Value Measurements at December 28, 2012
	Balance at 12/28/12	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$31.1	$31.1	$—	$—
Corporate debt obligations	9.6	—	9.6	—
Mortgaged backed debt obligations guaranteed by GNMA	55.5	—	55.5	—
Certificates of deposit guaranteed by FDIC	1.2	—	1.2	—
Foreign government debt obligations	161.1	—	161.1	—
Foreign corporate debt obligations guaranteed by foreign governments	122.2	—	122.2	—

Subtotal	380.7	31.1	349.6	—
Other marketable securities	195.1	195.1	—	—

Total assets	$575.8	$226.2	$349.6	$—

Liabilities
Loan related to other marketable securities	$195.1	$195.1	$—	$—
Derivative financial instruments	0.1	—	0.1	—

Total liabilities	$195.2	$195.1	$0.1	$—

4. Investments

Investments in marketable securities

At June 28, 2013, and December 28, 2012, available-for-sale marketable securities consisted of the following:

June 28, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government debt obligations	$52.8	$—	$(0.8)	$52.0
Corporate debt obligations	58.2	—	(0.5)	57.7
Mortgaged backed debt obligations guaranteed by GNMA	105.4	0.2	(1.5)	104.1
Certificates of deposit guaranteed by FDIC	1.2	—	—	1.2
Foreign government debt obligations	26.4	—	—	26.4
Foreign corporate debt obligations guaranteed by foreign governments	33.0	0.1	—	33.1

Total	$277.0	$0.3	$(2.8)	$274.5

December 28, 2012
U.S. government debt obligations	$31.1	$—	$—	$31.1
Corporate debt obligations	9.5	0.1	—	9.6
Mortgaged backed debt obligations guaranteed by GNMA	54.9	0.6	—	55.5
Certificates of deposit guaranteed by FDIC	1.2	—	—	1.2
Foreign government debt obligations	159.3	1.8	—	161.1
Foreign corporate debt obligations guaranteed by foreign governments	121.5	0.7	—	122.2

Total	$377.5	$3.2	$—	$380.7

The following table summarizes the maturities of our available-for-sale marketable securities at June 28, 2013:

	Amortized Cost	Fair Value
Less than 12 months	$65.3	$65.4
Due in 1 to 5 years	106.4	105.0
Due after 5 years	105.3	104.1

Total	$277.0	$274.5

Gross unrealized gains and losses related to fixed-income securities were caused by interest rate fluctuations. We review investments held with unrealized losses to determine if the loss is other-than-temporary. We evaluated near-term prospects of the security in relation to the severity and duration of the unrealized loss. We also assessed our intent to sell the security, whether it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover its entire amortized cost basis. Based on our review, we do not intend to sell these securities and believe that they will recover their entire amortized cost basis; therefore, we do not consider these investments to be other-than-temporarily impaired at June 28, 2013. No other-than-temporary impairments were recorded in the second quarter or first six months of 2013 and 2012.

Gross unrealized gains and losses related to fixed-income securities were caused by interest rate fluctuations. No other-than-temporary impairments were recorded in the second quarter or first six months of 2013 and 2012.

Investments in marketable securities with unrealized losses at June 28, 2013, were as follows:

	Unrealized Loss Less than 12 months		Unrealized Loss Greater than 12 months		Total
June 28, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government debt obligations	$41.0	$(0.8)	$—	$—	$41.0	$(0.8)
Corporate debt obligations	51.6	(0.5)	—	—	51.6	(0.5)
Mortgaged backed debt obligations guaranteed by GNMA	82.1	(1.5)	—	—	82.1	(1.5)

Total	$174.7	$(2.8)	$—	$—	$174.7	$(2.8)

Investments in marketable securities with unrealized losses at December 28, 2012, were negligible.

The following table presents gross realized gains and losses related to fixed income investments:

	Second Quarter		Six Months
	6/28/13	6/29/12	6/28/13	6/29/12
Gross realized gains	$0.1	$0.2	$1.7	$0.5
Gross realized losses	(0.3)	(0.2)	(0.7)	(0.5)

Total	$(0.2)	$—	$1.0	$—

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

Other marketable securities and Loan related to other marketable securities was $244.1 million at a market price of $24.34 per share at June 28, 2013, and $195.1 million at a market price of $19.45 per share at December 28, 2012. The fees associated with the stock loan agreement of $0.3 million in the second quarter of 2013 and 2012, and $0.6 million in the first six months of 2013 and 2012, are included in Interest income, net in the Consolidated Statements of Operations.

Additionally, in connection with our acquisition of AFC, we recorded a tax liability associated with a deferred gain relating to a settled hedging arrangement on the acquired Cisco shares. The deferred tax liability was $184.0 million as of June 28, 2013, and as of December 28, 2012.

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

Long-term equity investments

In addition to the above investments, we maintain investments in partnerships and start-up technology companies. We include these investments in Other Assets, at cost. These investments totaled $1.6 million at June 28, 2013, and $1.8 million at December 28, 2012. We review each investment quarterly, including historical and projected financial performance, expected cash needs and recent funding events. We recognize other-than-temporary impairments if the market value of the investment is below its cost basis for an extended period of time or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. We did not record other–than-temporary impairments for the second quarters and six months ended June 28, 2013, and June 29, 2012. Gains on the sale of long-term equity investments and other-than-temporary impairments are included in Other expense, net in the Consolidated Statements of Operations.

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

Cash Flow Hedges

We use foreign currency forward and option contracts, designated as cash flow hedges, to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conduct monthly effectiveness tests of these hedging relationships on a spot-to-spot basis, excluding forward points. Effective gains and losses from derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions occur, at which time they are reclassified to Total Revenue. Ineffectiveness is recorded to Other expense, net. If it becomes probable that an anticipated transaction that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other expense, net. We continue to monitor the Company’s overall currency exposure and may elect to add additional cash flow hedges in the future if deemed necessary. At June 28, 2013, we had a net unrealized gain of $0.7 million in Accumulated other comprehensive income, which is expected to be reclassified to income within the next 12 months. At June 28, 2013, we held derivatives designated as cash flow hedges in one currency, with a gross notional equivalent of $14.1 million. We did not hold any derivatives designated as cash flow hedges at June 29, 2012.

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income. These derivative contracts are not designated as hedges. At June 28, 2013, we held non-designated foreign currency forward contracts in 13 currencies, with a gross notional equivalent of $110.1 million. At June 29, 2012, we held non-designated foreign currency forward contracts in 14 currencies, with a gross notional equivalent of $212.3 million.

Net Investment Hedges

Periodically we may enter into foreign currency contracts designated as net investment hedges to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts, less applicable deferred income taxes are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment in the foreign subsidiary. We conduct monthly effectiveness tests of net investment hedges on a spot-to-spot basis, excluding forward points, and any measurement of ineffectiveness is recorded in income. As of June 28, 2013, we had a net unrealized gain of $16.1 million in Accumulated other comprehensive income related to settled contracts. At June 28, 2013, we did not have any net investment hedges outstanding. As of June 29, 2012, we had a net unrealized gain of $21.2 million in Accumulated other comprehensive income related to settled contracts.

The fair value of derivative instruments in the Consolidated Balance Sheet as of June 28, 2013, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Cash flow hedges	$0.6	$—
Balance sheet hedges (Non-designated hedges)	0.1	0.2

Total derivatives	$0.7	$0.2

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 28, 2012, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Balance sheet hedges (Non-designated hedges)	$—	$0.1

The effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Operations follows:

	Three Months Ended
	Gain Recognized in Accumulated OCI, net (Effective Portion)		Gain Recognized in Revenue		(Loss) Gain Recognized in Other Expense net: Excluded from Effectiveness Testing Gain (Loss)
	6/28/13	6/29/12	6/28/13	6/29/12	6/28/13	6/29/12
Cash flow hedges	$0.7	$—	$0.3	$—	$(0.1)	$—
Net investment hedges	$—	$6.7	N/A	N/A	$—	$0.1

	Six Months Ended
	Gain Recognized in Accumulated OCI, net (Effective Portion)		Gain Recognized in Revenue		(Loss) Gain Recognized in Other Expense, net: Excluded from Effectiveness Testing Gain (Loss)
	6/28/13	6/29/12	6/28/13	6/29/12	6/28/13	6/29/12
Cash flow hedges	$0.7	$—	$0.3	$—	$(0.1)	$—
Net investment hedges	$—	$2.5	N/A	N/A	$—	$0.2

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations follows:

	Second Quarter		Six Months
	Gain (Loss) Recognized in Other Expense, net [1]		Loss Recognized in Other Expense, net [1]
	6/28/13	6/29/12	6/28/13	6/29/12
Foreign currency forward and option contracts	$3.2	$(2.0)	$(4.5)	$(0.6)

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

We classify the portion of warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Product warranty liabilities are as follows:

	Second Quarter		Six Months
	6/28/13	6/29/12	6/28/13	6/29/12
Balance – beginning of period	$15.8	$17.3	$15.8	$17.0
Accruals for product warranties	1.6	1.0	2.8	2.9
Settlements	(0.6)	(1.3)	(1.8)	(2.2)
Other adjustments to accruals for product warranties	(0.4)	(0.7)	(0.4)	(1.4)

Balance – end of period	$16.4	$16.3	$16.4	$16.3

Balance sheet classification - end of period	Balance at 6/28/13	Balance at 6/29/12
Other accrued liabilities	$6.6	$7.4
Other long-term liabilities	9.8	8.9

Total product warranty liabilities	$16.4	$16.3

7. Equity-Based Compensation

The Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan (2004 Plan) provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units (PSUs). Equity-based grants vest over one to three years, with the majority vesting over a three-year period. We recognize compensation expense for stock options, restricted stock and PSUs over the service period based on the fair value on the grant date. Stock options and SARs granted but unexercised expire 10 years from the grant date. Stockholders previously approved 53,889,977 shares for grant under the 2004 Plan, of which 15,255,440 remain available for grant at June 28, 2013.

Stock Options

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. There were no stock options granted during the second quarter and first six months of 2013.

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

The following is a summary of stock option activity during 2013 as of June 28, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding – beginning of year	16,713,155	$7.50
Exercised	(470)	$0.16
Forfeited/expired	(1,037,933)	$7.26

Outstanding – end of period	15,674,752	$7.52	2.9	$—

Exercisable – end of period	14,547,270	$7.75	2.5	$—
Shares vested or expected to vest	15,603,508	$7.53	2.9	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of June 28, 2013, that the option holders would have received had all holders exercised their options as of that date. The aggregate intrinsic value of exercised stock options during the second quarter of 2013 was negligible.

Cash-Settled Stock Appreciation Rights

The 2004 Plan provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the 2004 Plan. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (the market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. There were no SARs granted during the first six months of 2013. There were no cash payments during the first six months of 2013 and 2012.

The following is a summary of cash-settled SARs activity during 2013 as of June 28, 2013:

	Shares	Weighted Average Exercise Price
Outstanding – beginning of year	456,195	$6.67
Forfeited/expired	(20,667)	$5.58

Outstanding – end of period	435,528	$6.72

Restricted Stock

The fair market value of restricted stock vested was $3.2 million in the first six months of 2013. The weighted average grant date fair value of restricted stock was $2.07 per share in the first six months of 2013 and $3.95 per share in the first six months of 2012.

The following is a summary of restricted stock activity during 2013 as of June 28, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	3,899,865	$4.68
Granted	881,372	$2.07
Vested	(1,511,388)	$5.33
Forfeited	(507,478)	$4.54

Non-vested – end of period	2,762,371	$3.51

Performance Stock Units

The 2004 Plan provides for the granting of PSUs. We granted 5,282,045 PSUs in the first six months of 2013 and 1,962,549 PSUs in the first six months of 2012. The PSUs granted in the first six months of 2013 entitle the recipients to receive shares of our common stock commencing in the first quarter of 2014, contingent on the achievement of operating earnings, performance related to revenue and attainment of strategic objectives for the 2013 fiscal year. Following achievement of these measures and subject to continued employment, one-third of such shares will be issued in annual installments beginning in the first quarter of 2014. At maximum target performance, we will issue one share for each PSU granted. The weighted average price of PSUs granted in the first six months of 2013 was $2.20 per share and the weighted average price of PSUs granted in the first six months of 2012 was $3.98 per share.

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

The following is a summary of PSU activity during 2013 as of June 28, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	1,633,866	$4.40
Granted	5,282,045	$2.20
Vested	(949,901)	$4.61
Forfeited	(661,038)	$2.77

Non-vested – end of period	5,304,972	$2.38

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, SARs, restricted stock, and PSUs by line item on the Statements of Operations:

	Second Quarter		Six Months
	6/28/13	6/29/12	6/28/13	6/29/12
Cost of revenue – products	$0.2	$0.2	$0.4	$0.6
Cost of revenue – services	0.2	0.4	0.6	0.9
Research and development	0.3	1.4	0.9	3.2
Sales and marketing	0.3	0.8	0.8	1.7
General and administrative	1.0	2.0	2.4	4.0

Equity-based compensation expense before income taxes	2.0	4.8	5.1	10.4
Income tax benefit	—	(0.1)	(0.1)	(0.2)

Total equity-based compensation expense after income taxes	$2.0	$4.7	$5.0	$10.2

The following table sets forth the total equity-based compensation expense by type:

	Second Quarter		Six Months
	6/28/13	6/29/12	6/28/13	6/29/12
Stock options	$0.3	$0.9	$0.9	$2.0
Cash-settled SARs	—	(0.2)	—	(0.1)
Restricted stock	1.4	2.4	3.5	5.8
Performance stock units	0.3	1.7	0.7	2.7

Total	$2.0	$4.8	$5.1	$10.4

As of June 28, 2013, we had $9.1 million of unrecognized equity-based compensation cost that we expect to recognize over a weighted average period of 1.4 years.

8. Income Taxes

We recorded tax expense of $3.0 million in the second quarter and zero for the first six months of 2013. Our tax expense results in an effective tax rate that differs from the federal statutory rate of 35% due to limitations on our ability to record a tax benefit on losses from domestic operations, combined with tax expense on income from foreign operations.

9. Accumulated Other Comprehensive Income

Accumulated other comprehensive income has no impact on our net loss but is reflected in our consolidated balance sheet through adjustments to stockholders’ equity. Accumulated other comprehensive income derives from unrealized gains (losses) and related adjustments on available-for-sale securities, unrealized gains (losses) on cash flow hedges, foreign currency translation adjustments, unrecognized prior service costs and unrecognized net gains (losses) on our retiree medical plan.

Accumulated other comprehensive income (net of tax) for the first six months of 2013 consists of the following:

	Unrealized Net Gain (Loss) on Available-for- Sale Securities	Unrealized net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustments	Unrecognized Prior Service Cost	Unrecognized Net Gain on Retiree Medical Plan	Accumulated Other Comprehensive Income
Balance at December 28, 2012	$2.4	$—	$94.9	$(0.1)	$1.8	$99.0
Amounts reclassified from other comprehensive income	(2.0)	—	—	—	—	(2.0)
Other comprehensive (loss) gain	(3.3)	0.7	(7.2)	—	—	(9.8)

Net other comprehensive loss	(5.3)	0.7	(7.2)	—	—	(11.8)

Balance at June 28, 2013	$(2.9)	$0.7	$87.7	$(0.1)	$1.8	$87.2

Amounts reclassified from accumulated other comprehensive income to net loss in the Consolidated Statements of Operations were as follows:

	Second Quarter
Details about Accumulated Other Comprehensive Income Components	6/28/13	6/29/12	Affected Line Item in the Consolidated Statements of Operations
Unrealized net (loss) gain on available-for-sale securities	$(0.1)	$0.3	Other expense, net
	—	(0.1)	Income tax expense

	$(0.1)	$0.2	Net of tax

	Six Months
Details about Accumulated Other Comprehensive Income Components	6/28/13	6/29/12	Affected Line Item in the Consolidated Statements of Operations
Unrealized net gain on available-for-sale securities	$2.6	$0.3	Other expense, net
	(0.6)	—	Income tax expense

	$2.0	$0.3	Net of tax

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

Access segment products are primarily used to enable service providers to bundle Internet, video, and voice over high-speed fiber-based networks and in Optical LAN applications. The Access segment includes the Tellabs® 1000 and 1100 Multi-service Access systems, and the Tellabs® 1600 Optical Network Terminals (ONTs).

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

Consolidated revenue by segment follows:

	Second Quarter		Six Months
	6/28/13	6/29/12	6/28/13	6/29/12
Optical	$112.7	$122.4	$205.8	$226.8
Data	35.8	77.7	68.7	147.1
Access	19.4	37.3	58.4	73.2
Services	44.2	50.7	88.6	98.9

Total revenue	$212.1	$288.1	$421.5	$546.0

Segment profit (loss) and reconciliation to operating loss (earnings) by segment follows:

	Second Quarter		Six Months
	6/28/13	6/29/12	6/28/13	6/29/12
Optical	$25.4	$29.0	$38.2	$43.8
Data	(2.5)	5.4	(17.3)	0.4
Access	1.3	6.0	9.5	12.4
Services	14.8	17.2	29.4	32.4

Total segment profit	$39.0	$57.6	$59.8	$89.0
Sales and marketing expenses	(23.2)	(32.2)	(50.2)	(68.6)
General and administrative expenses	(17.7)	(19.7)	(35.3)	(40.8)
Equity-based compensation	(0.7)	(2.2)	(1.9)	(4.8)
Intangible asset amortization	(1.0)	(1.0)	(2.1)	(3.2)
Restructuring and other charges	(0.5)	(0.9)	(35.2)	(106.9)

Operating (loss) earnings	$(4.1)	$1.6	$(64.9)	$(135.3)

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

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163 (‘163 patent), 5,521,737 (‘737 patent), 5,386,418 (‘418 patent) and 6,487,686 (‘686 patent), and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. The case was thereafter transferred to the United States District Court for the Northern District of Illinois (Case No. 1:09-cv-04530). As to Fujitsu’s ‘686 patent, on November 4, 2010, the Court dismissed with prejudice Fujitsu’s claim for infringement of the patent and Fujitsu signed a covenant not to sue Tellabs for infringement of the patent as to any Tellabs products as they currently exist or existed in the past. As to Fujitsu’s ‘418 patent, on March 31, 2011, the Court denied Tellabs’ motion for summary judgment of invalidity based on indefiniteness and granted Fujitsu’s motion for summary judgment for judicial correction of an error in asserted Claim 1. On September 26, 2012, the Court granted a motion by Tellabs for summary judgment of invalidity of all asserted claims of the ‘418 patent, and judgment was entered in favor of Tellabs on its counterclaim for declaratory judgment of invalidity of the patent. Fujitsu’s appeal of this order and judgment was withdrawn and the appeal dismissed. As to Fujitsu’s ‘737 patent, on September 27, 2012, the Court denied a motion by Tellabs for summary judgment of invalidity. A trial date of January 14, 2013 had been set by the Court to commence trial of Fujitsu’s ‘163 and ‘737 patents, however on November 1, 2012, the scheduled trial date was struck from the Court’s calendar in favor of an alternative trial date to be later determined. On December 21, 2012, the Court granted a motion by Tellabs for summary judgment on lost profits damages, and as a result Fujitsu Limited is precluded from pursuing the theory of lost profits. Tellabs contests any liability and will continue to vigorously defend itself accordingly. On May 14, 2013, the Court set a jury trial on Fujitsu’s ‘163 and ‘737 patents for February 24, 2014, and on May 15, 2013, the Court consolidated Civil Action Nos. 1:09-cv-04530 and 1:12-cv-03229 for purposes of trial of Fujitsu’s ‘163 and ‘737 patents. On May 23, 2013, the Court issued an Amended Memorandum Opinion and Order granting Tellabs’ motion for summary judgment on lost profits damages, which Fujitsu is appealing to the U.S. Court of Appeals for the Federal Circuit (docketed June 4, 2013, as Fujitsu Limited v. Tellabs, Inc., Misc. No. 154).

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

Fujitsu Limited v. Tellabs, Inc. On April 30, 2012, Fujitsu Limited filed a complaint in the United States District Court for the Northern District of Illinois against Tellabs in a case captioned Fujitsu Limited v. Tellabs Operations, Inc., Tellabs, Inc., and Tellabs North America, Inc., Civil Action No. 1:12-cv-03229. The complaint alleges infringement of U.S. Patent Nos. 5,526,163 (‘163 patent), 5,521,737 (‘737 patent), 5,386,418 (‘418 patent) and 7,227,681 (‘681 patent), the same patents at issue in Civil Action Nos. 1:09-cv-04530 and 1:08-cv-3379, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. The complaint includes allegations of infringement that Fujitsu previously sought unsuccessfully to add to Civil Action Nos. 1:09-cv-04530 and 1:08-cv-3379. On June 4, 2012, the Tellabs defendants filed a motion to dismiss the Complaint pursuant to Fed. R. Civ. P. 12(B)(6), which the Court granted in part and denied in part on January 30, 2013. On May 1, 2013, the Tellabs defendants answered Fujitsu’s complaint, and asserted counterclaims against Fujitsu Limited and Fujitsu Network Communications, Inc. On May 14, 2013, the Court set a jury trial on Fujitsu’s ‘163 and ‘737 patents for February 24, 2014, and on May 15, 2013, the Court consolidated Civil Action Nos. 1:09-cv-04530 and 1:12-cv-03229 for purposes of trial of Fujitsu’s ‘163 and ‘737 patents. On Tellabs’ motion the Court, on June 25, 2013, dismissed with prejudice Fujitsu’s claims of infringement of Fujitsu’s ‘418 patent.

Fujitsu Limited v. Tellabs, Inc. On July 12, 2013, Fujitsu Limited filed a complaint in the United States District Court for the Northern District of Illinois against Tellabs in a case captioned Fujitsu Limited v. Tellabs Operations, Inc., Tellabs, Inc., and Tellabs North America, Inc., Civil Action No. 1:13-cv-04991. The complaint alleges infringement of U.S. Patent Nos. 5,526,163 ( ‘163 patent) and 5,521,737 (‘737 patent), two of the same patents at issue in Civil Action Nos. 1:09-cv-04530 and 1:12-cv-03229, and seeks unspecified damages including enhanced damages, as well as interests, costs and other remedies including injunctive relief. The complaint includes allegations of infringement that Fujitsu previously sought unsuccessfully to add to Civil Action Nos. 1:09-cv-04530 and 1:12-cv-03229. The Tellabs defendants’ response to the complaint is currently due August 2, 2013. On July 24, 2013, Fujitsu filed a first amended complaint that removes allegations of continuing infringement as well as Fujitsu’s prior request for injunctive relief relative to the expired ‘163 and ‘737 patents. The Tellabs defendants’ response to the first amended complaint is currently due no earlier than August 14, 2013.

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

Cirrex Sys., LLC v. Verizon Communications Inc., et al. On May 22, 2013, a complaint was filed in the United States District Court for the District of Delaware, naming Tellabs, Inc., Tellabs Operations, Inc., and Tellabs North America, Inc., among several defendants in a case captioned Cirrex Sys., LLC v. Verizon Communications Inc., et al., Civil Action No. 1:13-cv-00921-UNA. The complaint alleges infringement of U.S. Patent No. 6,404,953, and seeks unspecified damages including supplemental damages, as well as interest and other remedies including injunctive relief. On July 19, 2013, plaintiff filed a first amended complaint that contains additional allegations of infringement directed to co-defendant Verizon Communications Inc. under U.S. Patent Nos. 6,208,783 and 6,222,970. The Tellabs defendants’ response to the complaint is currently due August 19, 2013.

Mahmood Alizadeh v. Tellabs, Inc., et al. and Lawrence Sasala v. Tellabs, Inc., et al. Beginning on January 23, 2013, two purported stockholder class action lawsuits were filed in the United States District Court for the Northern District of Illinois, against Tellabs, Inc. and certain of our former officers alleging violations of the federal securities laws. The lawsuits were consolidated and the court appointed co-lead plaintiffs and co-lead counsel. Plaintiffs filed an amended complaint on June 3, 2013, which purports to bring claims on behalf of those who purchased the Company’s publicly traded securities between June 9, 2010, and April 26, 2011. Plaintiffs allege that defendants made false and misleading statements regarding the Company’s revenues and prospects, and seek unspecified compensatory damages and other relief. The Company filed a motion to dismiss on July 24, 2013. The Company believes these claims are without merit and intends to defend the actions vigorously.

John Nicholas v. Michael J. Birck, et al. On March 19, 2013, a shareholder derivative complaint was filed in the United States District Court for the Northern District of Illinois against current and former officers and directors of the Company alleging breaches of fiduciary duties, insider trading and unjust enrichment between October 26, 2010, and July 27, 2012. The Company is named as a nominal defendant. The Plaintiff seeks to recover unspecified damages on behalf of the Company and other relief. The lawsuit has been stayed by the court pending the outcome of the motion to dismiss in the consolidated Alizadeh stockholder class action lawsuit.

Apart from the matters described above, we are and in the future may be subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Such claims may include indemnification and/or other obligations on the part of Tellabs relative to infringement assertions brought by third parties against our customers or partners, and relative to commercial assertions brought by our customers or partners.

The proceedings described above, including the Fujitsu matters, the Telcordia matter, the Cheetah Omni matter, the Internet Machines matter, the Cirrex Systems matter, the stockholder class action matters and the shareholder derivative complaint, involve costly litigation and may result in diverting management’s time, attention and resources, delaying or halting product shipments or services delivery, requiring us to pay amounts in any damages and/or settlements, requiring us to enter into royalty-bearing licensing arrangements or to obtain substitute technology of lower quality or higher costs, and otherwise imposing obligations or restrictions on us and our business. We may be unsuccessful in any such litigation, despite the time, money, energy and bases for our assertion and/or defense of the matters. We may also be unable, if necessary, to enter into licensing arrangements or to obtain substitute technology on commercially reasonable terms or any terms. Any such settlements or inability to prevail or mitigate any liability or to obtain such licensing arrangements or substitute technology may adversely affect our business, financial condition and operating results.

12. Stock Repurchase Programs

We repurchase outstanding common stock under two plans authorized by our Board of Directors. In addition, we purchase shares to cover withholding taxes on shares issued under employee stock plans.

We intend to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock through the use of a 10b5-1 plan. These purchases were negligible in the second quarter and first six months of 2013 under this plan.

As of June 28, 2013, we have purchased 70.4 million shares of our common stock under the $600 million repurchase plan at a total cost of $405.7 million, leaving $194.3 million available to be purchased under this plan. We purchased 2.3 million shares for $4.6 million in the second quarter of 2013, and 13.8 million shares for $30.3 million in the first six months of 2013 under this plan.

We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 0.1 million shares for $0.2 million in the second quarter of 2013 and 0.7 million shares for $1.5 million in the first six months of 2013 to cover minimum withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

13. Net Loss Per Share

The following table sets forth the computation of net loss per share:

	Second Quarter		Six Months
	6/28/13	6/29/12	6/28/13	6/29/12
Numerator:
Net loss	$(7.8)	$(4.7)	$(63.7)	$(144.5)

Denominator:
Denominator for basic net loss per share – weighted average shares outstanding	356.1	367.1	357.7	366.4
Effect of dilutive securities:
Employee stock options and restricted and performance stock awards	—	—	—	—

Denominator for diluted net loss per share – adjusted weighted average shares outstanding and assumed conversions	356.1	367.1	357.7	366.4

Net loss per share, basic	$(0.02)	$(0.01)	$(0.18)	$(0.39)

Net loss per share, diluted[1]	$(0.02)	$(0.01)	$(0.18)	$(0.39)

[1]

Dilutive securities are not included in the computation of diluted earnings per share when a company is in a loss position. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the second quarter and first six months of 2013 and the second quarter and first six months of 2012 are the same. Diluted weighted average shares outstanding were 356.4 million in the second quarter of 2013, 358.9 million in the first six months of 2013, and 368.1 million in the second quarter of 2012 and 368.2 million in the first six months of 2012.

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

Access segment products are primarily used to enable service providers to bundle Internet, video, and voice over high-speed fiber-based networks and in Optical LAN applications. The Access segment includes the Tellabs® 1000 and 1100 Multi-service Access systems, and the Tellabs® 1600 Optical Network Terminals (ONTs).

The Services segment delivers deployment, training, support and professional services to Tellabs’ customers. Through these offerings, Tellabs serves its customers through the phases of planning, deploying and operating a network.

RESULTS OF OPERATIONS

Revenue in the second quarter of 2013 was $212.1 million, compared with $288.1 million in the second quarter of 2012. Our business outside North America continues to be challenged by weakness in Western Europe and regulatory uncertainty in Mexico. As customers migrate to new technologies, revenue from earlier-developed products and services declines and overall corporate profitability suffers. This situation is compounded when customers are slow to adopt our new products and services. In the face of these market conditions, Tellabs is streamlining its costs and operating expenses with the goal of enhancing Tellabs solutions for future revenue growth while achieving nominal profitability.

Net loss in the second quarter of 2013 was $7.8 million or $0.02 per share (basic and diluted), compared with net loss of $4.7 million or $0.01 per share (basic and diluted) in the second quarter of 2012. In the second quarter of 2013, operating expenses included $0.5 million of restructuring and other charges primarily related to the restructuring plan announced in January 2013. Operating expenses during the second quarter of 2012 included $0.9 million of restructuring and other charges primarily related to the restructuring plan announced in January 2012.

Revenue in the first six months of 2013 was $421.5 million, compared with $546.0 million in the first six months of 2012. Net loss in the first six months of 2013 was $63.7 million or $0.18 per share (basic and diluted), compared with net loss of $144.5 million or $0.39 per share (basic and diluted) in the first six months of 2012. Operating expenses during the first six months of 2013 included $35.2 million of restructuring and other charges primarily related to the restructuring plan announced in January 2013. Operating expenses during the first six months of 2012 included $106.9 million of restructuring and other charges primarily related to the restructuring plan announced in January 2012.

Revenue (in millions)

	Second Quarter			Six Months
	2013	2012	Change	2013	2012	Change
Products	$167.9	$237.4	(29.3)%	$332.9	$447.1	(25.5)%
Services	44.2	50.7	(12.8)%	88.6	98.9	(10.4)%

Total revenue	$212.1	$288.1	(26.4)%	$421.5	$546.0	(22.8)%

Second quarter 2013 compared with second quarter 2012

Total revenue decreased as revenue declined across each reporting segment. On a geographic basis, revenue from customers in North America (United States and Canada) was $123.4 million (or 58% of total revenue), compared with $137.9 million (or 48% of total revenue). Revenue from customers outside North America was $88.7 million (or 42% of total revenue), compared with $150.2 million (or 52% of total revenue), as we saw lower revenue across all geographic regions outside North America.

First six months 2013 compared with first six months 2012

Total revenue decreased as revenue declined across each reporting segment. On a geographic basis, revenue from customers in North America (United States and Canada) was $246.2 million (or 58% of total revenue), compared with $264.5 million (or 48% of total revenue). Revenue from customers outside North America was $175.3 million (or 42% of total revenue), compared with $281.5 million (or 52% of total revenue), as we saw lower revenue across all geographic regions outside North America.

Gross Margin

	Second Quarter			Six Months
	2013	2012	% Point Change	2013	2012	% Point Change
Products	39.1%	41.0%	(1.9)	37.2%	39.9%	(2.7)
Services	33.0%	33.1%	(0.1)	32.5%	31.9%	0.6
Consolidated	37.8%	39.6%	(1.8)	36.2%	38.4%	(2.2)

In the second quarter and first six months of 2013, products gross margins declined compared with the year-ago periods, primarily as a result of the lower level of Data and Optical segment revenue. Services gross margins in the second quarter of 2013 were basically consistent with the year-ago period. Services gross margins improved in the first six months of 2013, compared with the year-ago period. The increase was driven primarily by reduced services costs.

Operating Expenses (in millions)

	Second Quarter			Percent of Revenue
	2013	2012	Change	2013	2012
Research and development	$41.9	$58.8	$(16.9)	19.8%	20.4%
Sales and marketing	23.2	32.2	(9.0)	10.9%	11.2%
General and administrative	17.7	19.7	(2.0)	8.3%	6.8%

Subtotal	82.8	110.7	(27.9)	39.0%	38.4%

Intangible asset amortization	1.0	1.0	—
Restructuring and other charges	0.5	0.9	(0.4)

Total operating expenses	$84.3	$112.6	$(28.3)

	Six Months			Percent of Revenue
	2013	2012	Change	2013	2012
Research and development	$94.6	$125.7	$(31.1)	22.4%	23.0%
Sales and marketing	50.2	68.6	(18.4)	11.9%	12.6%
General and administrative	35.3	40.8	(5.5)	8.4%	7.5%

Subtotal	180.1	235.1	(55.0)	42.7%	43.1%

Intangible asset amortization	2.1	3.2	(1.1)
Restructuring and other charges	35.2	106.9	(71.7)

Total operating expenses	$217.4	$345.2	$(127.8)

Operating expenses decreased in the second quarter of 2013, compared with the year ago period, primarily due to lower research and development, sales and marketing, and general and administrative expenses as we continue to see the benefit of restructuring and other cost-reduction activities. Excluding intangible asset amortization and restructuring and other charges, operating expenses in the second quarter of 2013 were $82.8 million, down $27.9 million from $110.7 million in the second quarter of 2012. Restructuring and other charges are due to severance ($0.4 million) and facility-and asset-related charges ($0.1 million).

Operating expenses decreased in the first six months of 2013, compared with the year ago period, primarily due to lower restructuring and other charges and lower research and development, sales and marketing, and general and administrative expenses as we continue to see the benefit of restructuring and other cost-reduction activities. Excluding intangible asset amortization and restructuring and other charges, operating expenses in the first six months of 2013 were $180.1 million, down $55.0 million from $235.1 million in the first six months of 2012. Restructuring and other charges are due to severance ($16.2 million) and facility-and asset-related charges ($19.0 million).

Other Income (in millions)

	Second Quarter			Six Months
	2013	2012	Change	2013	2012	Change
Interest income, net	$0.5	$1.6	$(1.1)	$1.2	$3.4	$(2.2)
Other expense, net	(1.2)	(1.1)	(0.1)	—	(2.1)	2.1

Total other (expense) income	$(0.7)	$0.5	$(1.2)	$1.2	$1.3	$(0.1)

Interest income was down in the second quarter and first six months of 2013, compared with same periods in 2012, due to lower interest rates and lower investment balances. In the second quarter of 2013, other expense, net primarily consisted of costs related to hedging foreign currency exposures and losses on sales of marketable securities. For the first six months of 2013 and 2012, other expense, net primarily consisted of costs related to hedging foreign currency exposures.

Income Taxes

In the second quarter of 2013, we reported tax expense of $3.0 million, compared with $6.8 million in the second quarter of 2012. For the first six months of 2013, we reported zero tax expense, compared with tax expense of $10.5 million in the first six months of 2012. Lower earnings from foreign operations drove the decline in tax expense in the second quarter of 2013 and the first six months of 2013, compared with the year-ago periods. Because we continue to maintain a valuation allowance against our domestic deferred tax assets, no tax benefit was recorded on losses from domestic operations. Tax expense in the second quarter of 2013 includes $0.7 million resulting from an increase in our domestic valuation allowance.

Segment Revenue (in millions)

	Second Quarter			Six Months
	2013	2012	Change	2013	2012	Change
Optical	$112.7	$122.4	(7.9)%	$205.8	$226.8	(9.3)%
Data	35.8	77.7	(53.9)%	68.7	147.1	(53.3)%
Access	19.4	37.3	(48.0)%	58.4	73.2	(20.2)%
Services	44.2	50.7	(12.8)%	88.6	98.9	(10.4)%

Total revenue	$212.1	$288.1	(26.4)%	$421.5	$546.0	(22.8)%

Segment Profit (Loss)* (in millions)

	Second Quarter			Six Months
	2013	2012	Change	2013	2012	Change
Optical	$25.4	$29.0	(12.4)%	$38.2	$43.8	(12.8)%
Data	(2.5)	5.4	NM	(17.3)	0.4	NM
Access	1.3	6.0	(78.3)%	9.5	12.4	(23.4)%
Services	14.8	17.2	(14.0)%	29.4	32.4	(9.3)%

Total segment profit	$39.0	$57.6	(32.3)%	$59.8	$89.0	(32.8)%

*	We define segment profit (loss) as gross profit less research and development expenses. Segment profit (loss) excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, and the impact of equity-based compensation.

Second quarter 2013 compared with second quarter 2012

Optical

Revenue from the Optical segment was $112.7 million, compared with $122.4 million. Within this segment, increased revenue from the Tellabs® 7100 optical transport systems was more than offset by lower revenue from the Tellabs® 6300 managed transport systems and the Tellabs® 5000 digital cross-connect systems. Optical segment profit was $25.4 million, compared with $29.0 million. The decline in Optical segment profitability was primarily driven by the lower level of revenue from the Tellabs® 6300 managed transport systems and the Tellabs® 5000 digital cross-connect systems.

Data

Revenue from the Data segment was $35.8 million, compared with $77.7 million, primarily on lower revenue from the Tellabs® 8600 and 8800 smart routers and the Tellabs® 8100 managed access systems. Data segment loss, driven primarily by the lower revenue level and lower gross margins, was $2.5 million, compared with segment profit of $5.4 million.

Access

Revenue from the Access segment was $19.4 million, compared with $37.3 million. The decrease in segment revenue was driven primarily by lower revenue from the Tellabs® 1600 single-family ONTs. Access segment profit, driven primarily by the lower level of revenue and lower product gross margins, was $1.3 million, compared with $6.0 million.

Services Segment

Revenue from the Services segment was $44.2 million, compared with $50.7 million. The decline in segment revenue was driven primarily by lower deployment, support agreement and professional services revenue. Services segment profit was $14.8 million, compared with $17.2 million. The decrease in segment profit was driven primarily by the lower level of revenue from support agreements and professional services.

First six months 2013 compared with first six months 2012

Optical

Revenue from the Optical segment was $205.8 million, compared with $226.8 million. Within this segment, increased revenue from the Tellabs® 7100 optical transport systems was more than offset by lower revenue from the Tellabs® 6300 managed transport systems and the Tellabs® 5000 digital cross-connect systems. Optical segment profit was $38.2 million, compared with $43.8 million. The decline in optical segment profitability was primarily driven by the lower level of revenue from the Tellabs® 6300 managed transport systems and the Tellabs® 5000 digital cross-connect systems, which more than offset increased product gross margins.

Data

Revenue from the Data segment was $68.7 million, compared with $147.1 million, primarily on lower revenue from the Tellabs® 8100 managed access systems and the Tellabs® 8600 and 8800 smart routers. Data segment loss, driven primarily by the lower overall revenue level and lower gross margins, was $17.3 million, compared with segment profit of $0.4 million.

Access

Revenue from the Access segment was $58.4 million, compared with $73.2 million. The decrease in segment revenue was driven primarily by lower revenue from the Tellabs® 1600 single-family ONTs. Access segment profit, driven primarily by the lower level of revenue that more than offset improved product gross margins, was $9.5 million, compared with $12.4 million.

Services Segment

Revenue from the Services segment was $88.6 million, compared with $98.9 million. The decline in segment revenue was driven primarily by lower deployment, support agreement and professional services revenue. Services segment profit was $29.4 million, compared with $32.4 million. The decrease in segment profit was driven primarily by the lower level of revenue from support agreements and professional services.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity consists of cash, cash equivalents and marketable securities of $541.7 million as of June 28, 2013, which decreased by $62.7 million since year-end 2012. We used $22.2 million in cash from operations during the first six months of 2013, of which $23.5 million was related to cash restructuring payments. We repurchased 2.3 million shares of common stock at a cost of $4.6 million during the second quarter of 2013, and 13.8 million shares of common stock at a cost of $30.3 million during the first six months of 2013. Of the total cash, cash equivalents and marketable securities, as of June 28, 2013, $126.2 million was held by subsidiaries outside the United States.

We repatriated $376.8 million of our cash held by non-U.S. subsidiaries during the first six months of 2013. Except for withholding taxes of $1.1 million, we expect net operating loss carryforwards and foreign tax credits to offset any remaining cash tax liability related to the repatriation. We anticipate that future foreign earnings will be deemed to be permanently reinvested, although we could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount of any future repatriation, and we could be required to accrue and remit applicable U.S. income taxes to the extent a tax liability results after utilization of net operating loss carryforwards and available tax credits.

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

Second quarter 2013 compared with first quarter 2013

Total revenue was $212.1 million, up 1.3% from $209.4 million, as increased revenue in the Optical and Data segments more than offset flat revenue in the Services segment and lower revenue in the Access segment. Revenue from customers in North America was $123.4 million (or 58% of total revenue), compared with $122.8 million (or 59% of total revenue). Revenue from customers outside North America was $88.7 million, (or 42% of total revenue), compared with $86.6 million (or 41% of total revenue) as increased revenue in the Europe, Middle East and Africa region and the Latin American Caribbean region more than offset lower revenue in the Asia Pacific region.

Optical

Revenue from the Optical segment was $112.7 million, up 21.1% from $93.1 million. The increase in segment revenue was driven primarily by the Tellabs® 7100 optical transport systems. Optical segment profit, driven by the higher level of product revenue and gross margins, was $25.4 million, up 98.4% from $12.8 million.

Data

Revenue from the Data segment was $35.8 million, up 8.8% from $32.9 million, primarily on increased revenue from the Tellabs® 8600 and 8800 smart routers and the Tellabs® 8100 managed access systems. Data segment loss, driven primarily by the lower level of research and development expense and lower manufacturing costs, decreased to $2.5 million compared with segment loss of $14.8 million.

Access

Revenue from the Access segment was $19.4 million, compared with $39.0 million. The decrease in segment revenue was driven primarily by lower revenue from the Tellabs® 1600 single-family ONTs. Access segment profit was $1.3 million, compared with $8.2 million. The decline in Access segment profit was driven primarily by lower revenue and product gross margins.

Services

Revenue from the Services segment was $44.2 million, compared with $44.4 million. The decrease in segment revenue was driven primarily by the lower level of deployment services revenue. Services segment profit, driven primarily by the lower level of deployment services revenue, which is less profitable than other services offerings, was $14.8 million, up from $14.6 million.

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

Second quarter 2013 compared with first quarter 2013

Non-GAAP gross profit margin was 38.0%, up from 34.8%. The increase in non-GAAP gross profit margin was driven primarily by improved product mix and lower manufacturing costs.

Non-GAAP operating expenses were $81.2 million, down from $94.8 million, as we continued to see the impact of restructuring and other cost-reduction activities.

Non-GAAP operating loss, driven by lower operating expenses, higher gross margins and revenue decreased to $0.6 million, compared with operating loss of $21.9 million.

Driven primarily by lower operating expenses, higher gross margins and revenue, non-GAAP net loss was reduced to $0.9 million or zero earnings per share per share (basic and diluted), compared with net loss of $13.6 million or $0.04 per share (basic and diluted).

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Quarter Ended		Six Months Ended
	6/28/13	6/29/12	6/28/13	6/29/12
In millions, except per-share data

Gross Profit Reconciliation (GAAP / non-GAAP)
GAAP gross profit	$80.2	$114.2	$152.5	$209.9

Equity-based compensation - products (a)	0.2	0.3	0.4	0.6
Equity-based compensation - services (a)	0.2	0.4	0.6	0.9

Total adjustments related to gross profit	0.4	0.7	1.0	1.5

Non-GAAP gross profit	$80.6	$114.9	$153.5	$211.4

Non-GAAP gross profit percentage	38.0%	39.9%	36.4%	38.7%

Non-GAAP gross profit percentage - products	39.2%	41.2%	37.3%	40.0%
Non-GAAP gross profit percentage - services	33.5%	33.9%	33.2%	32.8%

Operating Expenses Reconciliation (GAAP / non-GAAP)
GAAP operating expenses	$84.3	$112.6	$217.4	$345.2

Equity-based compensation - research and development (a)	0.3	1.5	0.9	3.3
Equity-based compensation - sales and marketing (a)	0.3	0.8	0.8	1.7
Equity-based compensation - general and administrative (a)	1.0	2.0	2.4	4.0
Intangible asset amortization (b)	1.0	1.0	2.1	3.2
Restructuring and other charges (c), (d)	0.5	0.9	35.2	106.9

Total adjustments related to operating expenses	3.1	6.2	41.4	119.1

Non-GAAP operating expenses	$81.2	$106.4	$176.0	$226.1

Operating Loss Reconciliation (GAAP / non-GAAP)
GAAP operating loss	$(4.1)	$1.6	$(64.9)	$(135.3)

Total adjustments related to gross profit	0.4	0.7	1.0	1.5
Total adjustments related to operating expenses	3.1	6.2	41.4	119.1

Non-GAAP operating loss	$(0.6)	$8.5	$(22.5)	$(14.7)

Non-GAAP operating loss as a percentage of revenue	-0.3%	3.0%	-5.3%	-2.7%

Net Loss Reconciliation (GAAP / non-GAAP)
GAAP net loss	$(7.8)	$(4.7)	$(63.7)	$(144.5)

Total adjustments related to gross profit	0.4	0.7	1.0	1.5
Total adjustments related to operating expenses	3.1	6.2	41.4	119.1
Income tax effect (e)	3.4	4.0	6.8	14.8

Non-GAAP net loss	$(0.9)	$6.2	$(14.5)	$(9.1)

Non-GAAP net loss per share - basic	$—	$0.02	$(0.04)	$(0.02)

Non-GAAP net loss per share - diluted	$—	$0.02	$(0.04)	$(0.02)

(1)	Reconciliation of non-GAAP Adjustments

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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Quarter Ended
	6/28/13	3/29/13
In millions, except per-share data

Gross Profit Reconciliation (GAAP / non-GAAP)
GAAP gross profit	$80.2	$72.3

Equity-based compensation - products (a)	0.2	0.2
Equity-based compensation - services (a)	0.2	0.4

Total adjustments related to gross profit	0.4	0.6

Non-GAAP gross profit	$80.6	$72.9

Non-GAAP gross profit percentage	38.0%	34.8%

Non-GAAP gross profit percentage - products	39.2%	35.3%
Non-GAAP gross profit percentage - services	33.5%	32.9%

Operating Expenses Reconciliation (GAAP / non-GAAP)
GAAP operating expenses	$84.3	$133.1

Equity-based compensation - research and development (a)	0.3	0.6
Equity-based compensation - sales and marketing (a)	0.3	0.5
Equity-based compensation - general and administrative (a)	1.0	1.4
Intangible asset amortization (b)	1.0	1.1
Restructuring and other charges (c)	0.5	34.7

Total adjustments related to operating expenses	3.1	38.3

Non-GAAP operating expenses	$81.2	$94.8

Operating Loss Reconciliation (GAAP / non-GAAP)
GAAP operating loss	$(4.1)	$(60.8)

Total adjustments related to gross profit	0.4	0.6
Total adjustments related to operating expenses	3.1	38.3

Non-GAAP operating (loss) earnings	$(0.6)	$(21.9)

Non-GAAP operating (loss) earnings as a percentage of revenue	-0.3%	-10.5%

Net Loss Reconciliation (GAAP / non-GAAP)
GAAP net loss	$(7.8)	$(55.9)

Total adjustments related to gross profit	0.4	0.6
Total adjustments related to operating expenses	3.1	38.3
Income tax effect (e)	3.4	3.4

Non-GAAP net (loss) earnings	$(0.9)	$(13.6)

Non-GAAP net (loss) earnings per share - basic	$—	$(0.04)

Non-GAAP net (loss) earnings per share - diluted	$—	$(0.04)

(1)	Reconciliation of non-GAAP Adjustments

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

(c) We exclude restructuring and other charges because we believe that they are not related directly to the ongoing performance of our fundamental business operations. We exclude these measures when reviewing financial results and for business planning and performance management. Although these events are reflected in our GAAP financials, these transactions may limit the comparability of our fundamental operations with prior and future periods.

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

Outlook

We expect third-quarter 2013 revenue to be in a range from $200 million to $220 million. We expect non-GAAP gross margin to be 37%, plus or minus a point or two. We expect third-quarter non-GAAP operating expense to be in the mid $70 million range.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 28, 2013, there were no material changes to the market risks disclosure, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2012.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as of June 28, 2013. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

Period of Purchases	Total Number of Shares Purchased	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares Available to be Purchased Under the Programs (In millions) [1]
3/30/13 through 5/3/13	2,251,057	$1.98	2,251,057	$194.4
5/4/13 through 5/31/13	9,510	$2.02	9,510	$194.3
6/1/13 through 6/28/13	41,825	$2.02	41,825	$194.3

Total	2,302,392	$1.98	2,302,392

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

We intend to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock through the use of a 10b5-1 plan. These purchases were negligible in the second quarter and first six months of 2013 under this plan.

As of June 28, 2013, we have purchased 70.4 million shares of our common stock under the $600 million repurchase plan at a total cost of $405.7 million, leaving $194.3 million available to be purchased under this plan. We purchased 2.3 million shares for $4.6 million in the second quarter of 2013, and 13.8 million shares for $30.3 million in the first six months of 2013 under this plan.

We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 0.1 million shares for $0.2 million in the second quarter of 2013 and 0.7 million shares for $1.5 million in the first six months of 2013 to cover minimum withholding taxes on shares issued under employee stock plans.

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

/s/ Michael J. Miles
Michael J. Miles
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer and duly authorized officer)

August 1, 2013
(Date)