Form 10-Q
period 2013-09-27
TELLABS INC
filed 2013-10-31
CIK 317771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

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

Common Shares, $0.01 Par Value – 355,740,338 shares outstanding on October 25, 2013.

TELLABS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TELLABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarter		Nine Months
	9/27/13	9/28/12	9/27/13	9/28/12
In millions, except per-share data
Revenue
Products	$153.2	$216.5	$486.1	$663.6
Services	45.3	47.9	133.9	146.8

Total revenue	198.5	264.4	620.0	810.4

Cost of Revenue
Products	95.7	128.1	304.9	396.8
Services	29.0	32.7	88.8	100.1

Total cost of revenue	124.7	160.8	393.7	496.9

Gross Profit	73.8	103.6	226.3	313.5

Gross profit as a percentage of revenue	37.2%	39.2%	36.5%	38.7%

Gross profit as a percentage of revenue – products	37.5%	40.8%	37.3%	40.2%
Gross profit as a percentage of revenue – services	36.0%	31.7%	33.7%	31.8%

Operating Expenses
Research and development	40.0	53.7	134.6	179.4
Sales and marketing	21.7	29.7	71.9	98.3
General and administrative	17.1	17.9	52.4	58.7
Intangible asset amortization	1.1	1.1	3.2	4.3
Restructuring and other charges	0.1	3.3	35.3	110.2

Total operating expenses	80.0	105.7	297.4	450.9

Operating (Loss) Earnings	(6.2)	(2.1)	(71.1)	(137.4)

Operating (loss) earnings as a percentage of revenue	-3.1%	-0.8%	-11.5%	-17.0%

Other Income
Interest income, net	0.6	2.1	1.8	5.5
Other expense, net	(1.3)	(0.2)	(1.3)	(2.3)

Total other (expense) income	(0.7)	1.9	0.5	3.2

(Loss) Earnings Before Income Tax	(6.9)	(0.2)	(70.6)	(134.2)
Income tax expense	(2.9)	(3.7)	(2.9)	(14.2)

Net Loss	$(9.8)	$(3.9)	$(73.5)	$(148.4)

Weighted Average Shares Outstanding
Basic	355.7	367.7	357.1	366.8

Diluted	355.7	367.7	357.1	366.8

Net Loss Per Share
Basic	$(0.03)	$(0.01)	$(0.21)	$(0.40)

Diluted	$(0.03)	$(0.01)	$(0.21)	$(0.40)

Cash Dividends Per Share	$—	$0.02	$—	$0.06

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Third Quarter		Nine Months
	9/27/13	9/28/12	9/27/13	9/28/12
In millions
Net Loss	$(9.8)	$(3.9)	$(73.5)	$(148.4)
Available-for-sale securities:
Net loss (gain) reclassified into net loss, net of tax of $0.0, $0.2, $0.7 and $0.2	0.1	(0.5)	(1.9)	(0.7)
Unrealized net gain (loss), net of tax of $(0.1), $(1.2), $(0.1), and $(1.7)	—	1.7	(3.3)	2.8

	0.1	1.2	(5.2)	2.1

Unrealized net loss on net investment hedges	(0.9)	(3.8)	(0.9)	(1.3)
Unrealized net (loss) gain on cash flow hedges	(0.1)	—	0.6	—
Foreign currency translation adjustment	5.3	19.9	(1.9)	(1.9)

Comprehensive (Loss) Income	$(5.4)	$13.4	$(80.9)	$(149.5)

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED BALANCE SHEETS

	9/27/13	12/28/12
In millions, except share data	Unaudited
Assets
Current Assets
Cash and cash equivalents	$316.5	$223.7
Investments in marketable securities	234.6	380.7

Total cash, cash equivalents and marketable securities	551.1	604.4

Other marketable securities	234.0	195.1
Accounts receivable, net of allowances of $1.0 and $1.0	187.1	246.8
Inventories
Raw materials	30.1	30.2
Finished goods	86.2	70.8

Total inventories	116.3	101.0
Income taxes	10.8	7.3
Miscellaneous receivables and other current assets	22.6	35.1

Total Current Assets	1,121.9	1,189.7

Property, Plant and Equipment
Land	20.2	20.1
Buildings and improvements	188.7	193.5
Equipment	383.0	406.4

Total property, plant and equipment	591.9	620.0
Accumulated depreciation	(390.4)	(389.6)

Property, plant and equipment, net	201.5	230.4
Goodwill	122.2	122.1
Intangible Assets, Net of Amortization	1.2	4.4
Other Assets	71.8	91.5

Total Assets	$1,518.6	$1,638.1

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$54.8	$57.4
Accrued compensation	29.9	37.7
Restructuring and other charges	9.6	19.1
Income taxes	42.7	61.5
Loan related to other marketable securities	234.0	195.1
Deferred revenue	21.4	20.3
Other accrued liabilities	66.7	78.5

Total Current Liabilities	459.1	469.6

Long-Term Restructuring Liabilities	1.1	2.8
Income Taxes	21.4	21.9
Other Long-Term Liabilities	41.6	42.5

Stockholders’ Equity
Preferred stock: authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock: authorized 1,000,000,000 shares of $0.01 par value; 511,538,057 and 508,846,484 shares issued	5.1	5.1
Additional paid-in capital	1,599.1	1,592.2
Treasury stock, at cost: 155,815,832 and 141,284,352 shares	(1,262.9)	(1,231.0)
Retained earnings	562.5	636.0
Accumulated other comprehensive income	91.6	99.0

Total Stockholders’ Equity	995.4	1,101.3

Total Liabilities and Stockholders’ Equity	$1,518.6	$1,638.1

The accompanying notes are an integral part of these statements.

TELLABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	9/27/13	9/28/12
In millions
Operating Activities
Net loss	$(73.5)	$(148.4)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	29.2	38.2
Loss on disposal of property, plant and equipment	0.5	1.1
Equity-based compensation	6.8	15.8
Deferred income taxes	(3.7)	0.3
Restructuring and other charges	35.3	110.2
Net gain on investments in marketable securities	(0.8)	(0.8)
Net changes in assets and liabilities:
Accounts receivable	53.2	31.4
Inventories	(16.6)	41.2
Miscellaneous receivables and other current assets	9.8	14.8
Other assets	(1.0)	(0.4)
Accounts payable	(2.1)	(38.5)
Restructuring and other charges	(30.8)	(31.2)
Deferred revenue	1.2	(18.9)
Other accrued liabilities	(18.4)	(4.2)
Income taxes	1.9	(2.9)
Other long-term liabilities	1.4	(3.2)

Net Cash (Used for) Provided by Operating Activities	(7.6)	4.5

Investing Activities
Capital expenditures	(13.0)	(16.8)
Disposals of property, plant and equipment	0.2	—
Payments for purchases of investments	(241.9)	(401.6)
Proceeds from sales and maturities of investments	388.7	442.9

Net Cash Provided by Investing Activities	134.0	24.5

Financing Activities
Proceeds from issuance of common stock under stock plans	—	0.1
Repurchase of common stock	(31.9)	(3.7)
Dividends paid	—	(22.0)

Net Cash Used for Financing Activities	(31.9)	(25.6)

Effect of Exchange Rate Changes on Cash	(1.7)	(1.2)

Net Increase in Cash and Cash Equivalents	92.8	2.2
Cash and Cash Equivalents – Beginning of Year	223.7	132.7

Cash and Cash Equivalents – End of Period	$316.5	$134.9

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

2. New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued an update to its accounting guidance which requires unrecognized tax benefits to be netted with net operating loss or tax credit carryforwards in the consolidated balance sheet if specific criteria are met. The standard is effective for the interim and annual periods beginning after December 15, 2013. Early adoption is permitted. We will adopt this standard for the interim period ending March 28, 2014. Adoption of this standard is not expected to have a material effect on our consolidated financial statements.

3. Restructuring and Other Charges

On January 31, 2013, management initiated a restructuring plan that is designed to align expenses with revenue. Tellabs discontinued the development of the 9200 product and reducing operating expenses. The pretax charges for this plan will consist of approximately $15 million for workforce reductions of approximately 255 employees, $18 million for facility- and asset-related charges, and $4 million for software license and other contract cancellations. Restructuring expense for this plan for the third quarter of 2013 was $0.8 million, which consists of a reduction of expense of $0.5 million for severance-related charges and charges of $1.3 million for facility- and asset-related charges. Restructuring expense for this plan for the first nine months of 2013 was $37.1 million, which consists of $15.6 million for severance-related charges, $17.3 million for facility- and asset-related charges, and $4.2 million for other obligations. By segment, total charges to date under this plan are $0.9 million for Optical, $35.8 million for Data, and $0.4 million for Services. Estimated cash payments under this plan are expected to be $22.1 million, of which $16.0 million has been paid through the third quarter of 2013. Other than the cash payments, actions under this plan are expected to be substantially completed by the end of the fourth quarter of 2013.

On October 24, 2012, management initiated a restructuring plan that is designed to further align expenses with revenue and current market conditions. In order to reduce costs and operating expenses, this plan includes moving certain functions to lower cost geographies. The pretax charges will consist of approximately $8 million for severance-related charges that will affect approximately 165 employees, and $1 million for facility- and asset-related charges. A reduction of restructuring expense for this plan for the third quarter of 2013 was $0.8 million, which consists of a reduction of expense of $0.9 million for severance-related charges and a charge of $0.1 million for facility- and asset-related charges. Restructuring expense for this plan for the first nine months of 2013 was negligible, which consists of a reduction of expense of $0.4 million for severance-related charges and charges of $0.4 million for facility- and asset-related charges. Cumulative restructuring charges for this plan are $9.4 million, which consists of $8.8 million for severance-related charges and $0.6 million for facility- and asset-related charges. By segment, total charges to date under this plan are $3.1 million for Optical, $2.3 million for Data, $0.6 million for Access, and $3.4 million for Services. Estimated cash payments under this plan are expected to be $8.7 million, of which $6.6 million has been paid through the third quarter of 2013. Other than the cash payments, actions under this plan are expected to be substantially completed by the end of the fourth quarter of 2013.

On January 30, 2012, management initiated a restructuring plan that aligns expenses with revenue. Tellabs stopped new development on the Tellabs® SMARTCORE 9100 series for mobile packet core and consolidated research and development into fewer locations. Restructuring expense for this plan for the third quarter of 2013 was $0.1 for severance-related charges. A reduction in expense for this plan for the first nine months of 2013 was $2.4 million, which consists of reductions of $0.1 million for workforce adjustments and $2.3 million for facility- and asset-related charges. Cumulative restructuring charges for this plan are $106.4 million, which consists of $23.0 million for severance-related charges, $34.5 million for facility- and asset-related charges, $47.7 million for the accelerated amortization of abandoned intangible assets, and $1.2 million for other obligations. By segment, total charges to date under this plan are $3.1 million for Optical, $99.6 million for Data, $1.5 million for Access, and $2.2 million for Services. Estimated cash payments under this plan have been $28.7 million through the third quarter of 2013. Remaining cash payments are expected to be offset by future sub-lease receipts. Other than the cash payments, actions under this plan were completed in the first quarter of 2013.

There was no restructuring expense for previous restructuring plans for the third quarter of 2013. Restructuring expense for the first nine months of 2013 was $0.6 million, which consists of a reduction of expense of $0.2 million for severance-related charges, charges of $0.7 million for facility- and asset-related charges and $0.1 million of other obligations.

The balance for restructuring plans relates to net lease obligations that expire through 2017 and cash severance that we expect to pay through the first quarter of 2015.

The following table summarizes restructuring and other charges recorded for the plans mentioned above, as well as adjustments to reserves recorded for prior restructurings:

	Third Quarter		Nine Months
	9/27/13	9/28/12	9/27/13	9/28/12
Severance and other termination benefits	$(1.3)	$2.3	$14.9	$24.4
Facility and other exit costs	1.4	1.0	16.1	36.9
Accelerated amortization of intangible assets	—	—	4.3	47.7
Other obligations	—	—	—	1.2

Total restructuring and other charges	$0.1	$3.3	$35.3	$110.2

The following table summarizes restructuring and other charges activity by segment for the third quarter and the first nine months of 2013 and the status of the reserves at September 27, 2013:

		Third Quarter Activity
	Balance at 6/28/13	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 9/27/13
2013 Restructuring Plan
Optical	$0.3	$(0.1)	$(0.2)	$—	$—
Data	9.0	0.9	(2.9)	(1.3)	5.7
Access	—	—	—	—	—
Services	—	—	—	—	—

Subtotal 2013 Restructuring Plan	9.3	0.8	(3.1)	(1.3)	5.7

2012 Restructuring Plans
Optical	1.4	(0.4)	(0.4)	0.1	0.7
Data	2.7	(0.2)	(1.6)	(0.1)	0.8
Access	0.7	(0.2)	(0.1)	—	0.4
Services	1.3	0.1	(0.9)	—	0.5

Subtotal 2012 Restructuring Plans	6.1	(0.7)	(3.0)	—	2.4

Previous Restructuring Plans
Optical	0.7	(0.2)	(0.3)	—	0.2
Data	2.4	0.1	(0.6)	—	1.9
Access	0.7	0.1	(0.3)	—	0.5
Services	—	—	—	—	—

Subtotal Previous Restructuring Plans	3.8	—	(1.2)	—	2.6

Total All Restructuring Plans	$19.2	$0.1	$(7.3)	$(1.3)	$10.7

		Nine Months Activity
	Balance at 12/28/12	Restructuring Expense	Cash Payments	Other Activities [1]	Balance at 9/27/13
2013 Restructuring Plan
Optical	$—	$0.9	$(0.9)	$—	$—
Data	—	35.8	(14.7)	(15.4)	5.7
Access	—	—	—	—	—
Services	—	0.4	(0.4)	—	—

Subtotal 2013 Restructuring Plan	—	37.1	(16.0)	(15.4)	5.7

2012 Restructuring Plans
Optical	3.9	(0.8)	(2.5)	0.1	0.7
Data	8.6	(1.9)	(5.5)	(0.4)	0.8
Access	1.5	(0.3)	(0.8)	—	0.4
Services	2.8	0.6	(2.9)	—	0.5

Subtotal 2012 Restructuring Plans	16.8	(2.4)	(11.7)	(0.3)	2.4

Previous Restructuring Plans
Optical	0.6	0.1	(0.5)	—	0.2
Data	3.1	0.4	(1.6)	—	1.9
Access	1.4	0.1	(1.0)	—	0.5
Services	—	—	—	—	—

Subtotal Previous Restructuring Plans	5.1	0.6	(3.1)	—	2.6

Total All Restructuring Plans	$21.9	$35.3	$(30.8)	$(15.7)	$10.7

[1]

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

We value derivatives as Level 2, using observable market data at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Key inputs for currency derivatives are the spot rate, interest rates and credit derivative swap spreads. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date. The following values are calculated from commonly quoted intervals available from a third-party financial information provider. Forward points and LIBOR rates are used to calculate a discount rate to apply to assets and liabilities. One-year credit default swap spreads are used to discount derivative assets, all of which have final maturities of less than 12 months. We calculate the discount to the derivative liabilities to reflect the potential credit risk to lenders and have used the spread over LIBOR based on the credit risk of our counterparties. Each asset is individually discounted to reflect our potential credit risk and we have used the spread over LIBOR based on similar credit risk. We do not adjust the fair value for immaterial credit risk.

We have applied a valuation method for financial assets and liabilities consistently during this period and prior periods. The following table sets forth by level within the fair value hierarchy “Financial instruments owned at fair value.” Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis are:

		Fair Value Measurements at September 27, 2013
	Balance at 9/27/13	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$60.2	$60.2	$—	$—
Corporate debt obligations	53.5	—	53.5	—
Mortgaged backed debt obligations guaranteed by GNMA	94.1	—	94.1	—
Certificates of deposit guaranteed by FDIC	1.2	—	1.2	—
Foreign corporate debt obligations guaranteed by foreign governments	25.6	—	25.6	—

Subtotal	234.6	60.2	174.4	—
Other marketable securities	234.0	234.0	—	—
Derivative financial instruments	0.4	—	0.4	—

Total assets	$469.0	$294.2	$174.8	$—

Liabilities
Loan related to other marketable securities	$234.0	$234.0	$—	$—
Derivative financial instruments	0.1	—	0.1	—

Total liabilities	$234.1	$234.0	$0.1	$—

		Fair Value Measurements at December 28, 2012
	Balance at 12/28/12	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in marketable securities
U.S. government debt obligations	$31.1	$31.1	$—	$—
Corporate debt obligations	9.6	—	9.6	—
Mortgaged backed debt obligations guaranteed by GNMA	55.5	—	55.5	—
Certificates of deposit guaranteed by FDIC	1.2	—	1.2	—
Foreign government debt obligations	161.1	—	161.1	—
Foreign corporate debt obligations guaranteed by foreign governments	122.2	—	122.2	—

Subtotal	380.7	31.1	349.6	—
Other marketable securities	195.1	195.1	—	—

Total assets	$575.8	$226.2	$349.6	$—

Liabilities
Loan related to other marketable securities	$195.1	$195.1	$—	$—
Derivative financial instruments	0.1	—	0.1	—

Total liabilities	$195.2	$195.1	$0.1	$—

5. Investments

Investments in marketable securities

At September 27, 2013, and December 28, 2012, available-for-sale marketable securities consisted of the following:

September 27, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government debt obligations	$60.9	$—	$(0.7)	$60.2
Corporate debt obligations	53.7	—	(0.2)	53.5
Mortgaged backed debt obligations guaranteed by GNMA	95.8	—	(1.7)	94.1
Certificates of deposit guaranteed by FDIC	1.2	—	—	1.2
Foreign corporate debt obligations guaranteed by foreign governments	25.5	0.1	—	25.6

Total	$237.1	$0.1	$(2.6)	$234.6

December 28, 2012
U.S. government debt obligations	$31.1	$—	$—	$31.1
Corporate debt obligations	9.5	0.1	—	9.6
Mortgaged backed debt obligations guaranteed by GNMA	54.9	0.6	—	55.5
Certificates of deposit guaranteed by FDIC	1.2	—	—	1.2
Foreign government debt obligations	159.3	1.8	—	161.1
Foreign corporate debt obligations guaranteed by foreign governments	121.5	0.7	—	122.2

Total	$377.5	$3.2	$—	$380.7

The following table summarizes the maturities of our available-for-sale marketable securities at September 27, 2013:

	Amortized Cost	Fair Value
Less than 12 months	$56.2	$56.3
Due in 1 to 5 years	85.1	84.1
Due after 5 years	95.8	94.2

Total	$237.1	$234.6

Gross unrealized gains and losses related to fixed-income securities were caused by interest rate fluctuations. We review investments held with unrealized losses to determine if the loss is other-than-temporary. We evaluated near-term prospects of the security in relation to the severity and duration of the unrealized loss. We also assessed our intent to sell the security, whether it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover its entire amortized cost basis. Based on our review, we do not intend to sell these securities and believe that they will recover their entire amortized cost basis; therefore, we do not consider these investments to be other-than-temporarily impaired at September 27, 2013. No other-than-temporary impairments were recorded in the third quarter or first nine months of 2013 and 2012.

Investments in marketable securities with unrealized losses at September 27, 2013, were as follows:

	Unrealized Loss Less than 12 months		Unrealized Loss Greater than 12 months		Total
September 27, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government debt obligations	$44.2	$(0.7)	$—	$—	$44.2	$(0.7)
Corporate debt obligations	41.9	(0.2)	—	—	41.9	(0.2)
Mortgaged backed debt obligations guaranteed by GNMA	83.1	(1.7)	—	—	83.1	(1.7)

Total	$169.2	$(2.6)	$—	$—	$169.2	$(2.6)

Investments in marketable securities with unrealized losses at December 28, 2012, were negligible.

The following table presents gross realized gains and losses related to fixed income investments:

	Third Quarter		Nine Months
	9/27/13	9/28/12	9/27/13	9/28/12
Gross realized gains	$0.1	$1.0	$1.8	$1.5
Gross realized losses	(0.3)	(0.2)	(1.0)	(0.7)

Total	$(0.2)	$0.8	$0.8	$0.8

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

Other marketable securities and Loan related to other marketable securities was $234.0 million at a market price of $23.33 per share at September 27, 2013, and $195.1 million at a market price of $19.45 per share at December 28, 2012. The fees associated with the stock loan agreement of $0.4 million in the third quarter of 2013, $0.2 million in the third quarter of 2012, $1.0 million in the first nine months of 2013 and $0.9 million in the first nine months of 2012, are included in Interest income, net in the Consolidated Statements of Operations.

Additionally, in connection with our acquisition of AFC, we recorded a tax liability associated with a deferred gain relating to a settled hedging arrangement on the acquired Cisco shares. The deferred tax liability was $184.0 million as of September 27, 2013, and as of December 28, 2012.

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

Long-term equity investments

In addition to the above investments, we maintain investments in partnerships and start-up technology companies. We include these investments in Other Assets, at cost. These investments totaled $1.5 million at September 27, 2013, and $1.8 million at December 28, 2012. We review each investment quarterly, including historical and projected financial performance, expected cash needs and recent funding events. We recognize other-than-temporary impairments if the market value of the investment is below its cost basis for an extended period of time or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. We did not record other–than-temporary impairments for the third quarters and nine months ended September 27, 2013, and September 28, 2012. Gains on the sale of long-term equity investments and other-than-temporary impairments are included in Other expense, net in the Consolidated Statements of Operations.

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

Cash Flow Hedges

We use foreign currency forward and option contracts, designated as cash flow hedges, to mitigate currency risk related to an imbalance of nonfunctional currency denominated costs and related revenue. We conduct monthly effectiveness tests of these hedging relationships on a spot-to-spot basis, excluding forward points. Effective gains and losses from derivative contracts are recorded in Accumulated other comprehensive income until the underlying transactions occur, at which time they are reclassified to Total Revenue. Ineffectiveness is recorded to Other expense, net. If it becomes probable that an anticipated transaction that is hedged will not occur, we immediately reclassify the gains or losses related to that hedge from Accumulated other comprehensive income to Other expense, net. We continue to monitor the Company’s overall currency exposure and may elect to add additional cash flow hedges in the future if deemed necessary. At September 27, 2013, we had a net unrealized gain of $0.6 million in Accumulated other comprehensive income, which is expected to be reclassified to income within the next 12 months. At September 27, 2013, we held derivatives designated as cash flow hedges in one currency, with a gross notional equivalent of $6.2 million. We did not hold any derivatives designated as cash flow hedges at September 28, 2012.

Balance Sheet Hedges (Non-designated Hedges)

Short-term monetary assets and liabilities denominated in currencies other than the functional currency are remeasured through income as foreign currency rates fluctuate. Changes in the value of derivative contracts intended to offset these fluctuations are also recorded in income. These derivative contracts are not designated as hedges. At September 27, 2013, we held non-designated foreign currency forward contracts in 10 currencies, with a gross notional equivalent of $102.1 million. At September 28, 2012, we held non-designated foreign currency forward contracts in 13 currencies, with a gross notional equivalent of $222.1 million.

Net Investment Hedges

Periodically we may enter into foreign currency contracts designated as net investment hedges to hedge a portion of our net investment in one of our foreign subsidiaries to preserve the U.S. dollar value of our Euro cash. Effective changes in the fair value of these contracts, less applicable deferred income taxes are recorded within Accumulated other comprehensive income. Those amounts will be reflected in income only when we dispose of the investment in the foreign subsidiary. We conduct monthly effectiveness tests of net investment hedges on a spot-to-spot basis, excluding forward points, and any measurement of ineffectiveness is recorded in income. As of September 27, 2013, we had a net unrealized gain of $15.3 million in Accumulated other comprehensive income related to settled contracts. At September 27, 2013, we did not have any net investment hedges outstanding. As of September 28, 2012, we had a net unrealized gain of $17.4 million in Accumulated other comprehensive income related to settled contracts and a net loss of $0.1 million related to unsettled contracts. We held net investment hedges with a notional value of 150 million Euros at the end of September 28, 2012.

The fair value of derivative instruments in the Consolidated Balance Sheet as of September 27, 2013, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Cash flow hedges	$0.3	$—
Balance sheet hedges (Non-designated hedges)	0.1	0.1

Total derivatives	$0.4	$0.1

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 28, 2012, was as follows:

	Asset Derivatives Reported in Miscellaneous Receivables and Other Current Assets	Liability Derivatives Reported in Other Accrued Liabilities
Balance sheet hedges (Non-designated hedges)	$—	$0.1

The effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Operations follows:

	Three Months Ended
	Loss Recognized in Accumulated OCI, net (Effective Portion)		Gain Recognized in Revenue		Loss Recognized in Other Expense net: Excluded from Effectiveness Testing Gain (Loss)
	9/27/13	9/28/12	9/27/13	9/28/12	9/27/13	9/28/12
Cash flow hedges	$(0.1)	$—	$0.2	$—	$(0.2)	$—
Net investment hedges	$(0.9)	$(3.8)	N/A	N/A	$—	$—

	Nine Months Ended
	Gain (Loss) Recognized in Accumulated OCI, net (Effective Portion)		Gain Recognized in Revenue		(Loss) Gain Recognized in Other Expense, net: Excluded from Effectiveness Testing Gain (Loss)
	9/27/13	9/28/12	9/27/13	9/28/12	9/27/13	9/28/12
Cash flow hedges	$0.6	$—	$0.4	$—	$(0.3)	$—
Net investment hedges	$(0.9)	$(1.3)	N/A	N/A	$—	$0.2

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations follows:

	Third Quarter		Nine Months
	Gain Recognized in Other Expense, net [1]		Loss Recognized in Other Expense, net [1]
	9/27/13	9/28/12	9/27/13	9/28/12
Foreign currency forward and option contracts	$1.8	$0.1	$(2.7)	$(0.5)

[1]	The gains or losses from changes in the fair value of the derivative contracts are generally offset by gains or losses of the underlying transactions being hedged.

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

We classify the portion of warranty liability that we expect to incur in the next 12 months as a current liability. We classify the portion of warranty liability that we expect to incur more than 12 months in the future as a long-term liability. Product warranty liabilities are as follows:

	Third Quarter		Nine Months
	9/27/13	9/28/12	9/27/13	9/28/12
Balance – beginning of period	$16.4	$16.3	$15.8	$17.0
Accruals for product warranties	4.6	2.0	7.4	4.9
Settlements	(0.9)	(1.2)	(2.7)	(3.4)
Other adjustments to accruals for product warranties	(0.8)	(1.7)	(1.2)	(3.1)

Balance – end of period	$19.3	$15.4	$19.3	$15.4

	Balance at 9/27/13	Balance at 9/28/12
Balance sheet classification – end of period
Other accrued liabilities	$9.4	$6.7
Other long-term liabilities	9.9	8.7

Total product warranty liabilities	$19.3	$15.4

8. Equity-Based Compensation

The Tellabs, Inc. Amended and Restated 2004 Incentive Compensation Plan (2004 Plan) provides for the grant of short-term and long-term incentives, including stock options, stock appreciation rights (SARs), restricted stock and performance stock units (PSUs). Equity-based grants vest over one to three years, with the majority vesting over a three-year period. We recognize compensation expense for stock options, restricted stock and PSUs over the service period based on the fair value on the grant date. Stock options and SARs granted but unexercised expire 10 years from the grant date. Stockholders previously approved 53,889,977 shares for grant under the 2004 Plan, of which 17,255,267 remain available for grant at September 27, 2013.

Stock Options

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of assumptions that will have a significant impact on the fair value estimate. There were no stock options granted during the third quarter and first nine months of 2013.

The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

9/28/12
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

The following is a summary of stock option activity during 2013 as of September 27, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding – beginning of year	16,713,155	$7.50
Exercised	(470)	$0.16
Forfeited/expired	(5,547,586)	$6.76

Outstanding – end of period	11,165,099	$7.87	3.7	$—

Exercisable – end of period	10,148,061	$8.21	3.3	$—
Shares vested or expected to vest	11,091,481	$7.89	3.7	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price as of September 27, 2013, that the option holders would have received had all holders exercised their options as of that date. There were no stock option exercises during the third quarter of 2013.

Cash-Settled Stock Appreciation Rights

The 2004 Plan provides for the granting of cash-settled SARs in conjunction with, or independent of, the stock options under the 2004 Plan. These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (the market value of our stock on the grant date) and the market value of our stock on the date the holder exercises the SAR. There were no SARs granted during the first nine months of 2013. There were no cash payments during the first nine months of 2013 and 2012.

The following is a summary of cash-settled SARs activity during 2013 as of September 27, 2013:

	Shares	Weighted Average Exercise Price
Outstanding – beginning of year	456,195	$6.67
Forfeited/expired	(36,835)	$5.95

Outstanding – end of period	419,360	$6.73

Restricted Stock

The fair market value of restricted stock vested was $3.4 million in the first nine months of 2013. The weighted average grant date fair value of restricted stock was $2.09 per share in the first nine months of 2013 and $3.88 per share in the first nine months of 2012.

The following is a summary of restricted stock activity during 2013 as of September 27, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	3,899,865	$4.68
Granted	1,125,021	$2.09
Vested	(1,615,562)	$5.21
Forfeited	(670,830)	$4.26

Non-vested – end of period	2,738,494	$3.40

Performance Stock Units

The 2004 Plan provides for the granting of PSUs. We granted 5,282,045 PSUs in the first nine months of 2013 and 1,963,478 PSUs in the first nine months of 2012. The PSUs granted in the first nine months of 2013 entitle the recipients to receive shares of our common stock commencing in the first quarter of 2014, contingent on the achievement of operating earnings, performance related to revenue and attainment of strategic objectives for the 2013 fiscal year. Following achievement of these measures and subject to continued employment, one-third of such shares will be issued in annual installments beginning in the first quarter of 2014. At maximum target performance, we will issue one share for each PSU granted. The weighted average price of PSUs granted in the first nine months of 2013 was $2.20 per share and the weighted average price of PSUs granted in the first nine months of 2012 was $3.98 per share. Since 2013 non-GAAP operating earnings are forecasted to be below breakeven, no expense for the 2013 grants has been recognized for the first nine months of 2013.

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

The following is a summary of PSU activity during 2013 as of September 27, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – beginning of year	1,633,866	$4.40
Granted	5,282,045	$2.20
Vested	(949,516)	$4.61
Forfeited	(831,707)	$2.69

Non-vested – end of period	5,134,688	$2.38

Equity-Based Compensation Expense

The following table sets forth the total equity-based compensation expense resulting from stock options, SARs, restricted stock, and PSUs by line item on the Statements of Operations:

	Third Quarter		Nine Months
	9/27/13	9/28/12	9/27/13	9/28/12
Cost of revenue – products	$—	$0.3	$0.4	$0.9
Cost of revenue – services	0.2	0.4	0.8	1.3
Research and development	0.4	1.0	1.3	4.2
Sales and marketing	0.2	0.6	1.0	2.3
General and administrative	0.9	3.1	3.3	7.1

Equity-based compensation expense before income taxes	1.7	5.4	6.8	15.8
Income tax benefit	—	(0.1)	(0.1)	(0.3)

Total equity-based compensation expense after income taxes	$1.7	$5.3	$6.7	$15.5

The following table sets forth the total equity-based compensation expense by type:

	Third Quarter		Nine Months
	9/27/13	9/28/12	9/27/13	9/28/12
Stock options	$0.4	$1.6	$1.3	$3.6
Cash-settled SARs	—	—	—	(0.1)
Restricted stock	1.1	3.3	4.6	9.1
Performance stock units	0.2	0.5	0.9	3.2

Total	$1.7	$5.4	$6.8	$15.8

As of September 27, 2013, we had $7.4 million of unrecognized equity-based compensation cost that we expect to recognize over a weighted average period of 1.3 years.

9. Income Taxes

We recorded tax expense of $2.9 million in the third quarter and the first nine months of 2013. Our tax expense results in an effective tax rate that varies from the federal statutory rate of 35% because we are unable to recognize tax benefits on domestic losses due to the valuation allowance maintained against domestic deferred tax assets, combined with tax expense on income from foreign operations. We expect to continue to maintain a valuation allowance against domestic and certain non-U.S. deferred tax assets until a sufficient level of profitability is attained.

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

Accumulated other comprehensive income (net of tax) for the first nine months of 2013 consists of the following:

	Unrealized Net Gain (Loss) on Available-for- Sale Securities	Unrealized net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustments	Unrecognized Prior Service Cost	Unrecognized Net Gain on Retiree Medical Plan	Accumulated Other Comprehensive Income
Balance at December 28, 2012	$2.4	$—	$94.9	$(0.1)	$1.8	$99.0
Amounts reclassified from other comprehensive income	(1.9)	—	—	—	—	(1.9)
Other comprehensive (loss) gain	(3.3)	0.6	(2.8)	—	—	(5.5)

Net other comprehensive loss	(5.2)	0.6	(2.8)	—	—	(7.4)

Balance at September 27, 2013	$(2.8)	$0.6	$92.1	$(0.1)	$1.8	$91.6

Amounts reclassified from accumulated other comprehensive income to net loss in the Consolidated Statements of Operations were as follows:

	Third Quarter
Details about Accumulated Other Comprehensive Income Components	9/27/13	9/28/12	Affected Line Item in the Consolidated Statements of Operations
Unrealized net (loss) gain on available-for-sale securities	$(0.1)	$0.7	Other expense, net
	—	(0.2)	Income tax expense

	$(0.1)	$0.5	Net of tax

	Nine Months
Details about Accumulated Other Comprehensive Income Components	9/27/13	9/28/12	Affected Line Item in the Consolidated Statements of Operations
Unrealized net gain on available-for-sale securities	$2.6	$0.9	Other expense, net
	(0.7)	(0.2)	Income tax expense

	$1.9	$0.7	Net of tax

11. Segment Information

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

Consolidated revenue by segment follows:

	Third Quarter		Nine Months
	9/27/13	9/28/12	9/27/13	9/28/12
Optical	$88.4	$108.0	$294.2	$334.8
Data	44.1	66.2	112.8	213.3
Access	20.6	42.3	79.0	115.5
Services	45.4	47.9	134.0	146.8

Total revenue	$198.5	$264.4	$620.0	$810.4

Segment profit (loss) and reconciliation to operating loss by segment follows:

	Third Quarter		Nine Months
	9/27/13	9/28/12	9/27/13	9/28/12
Optical	$14.6	$23.5	$52.8	$67.3
Data	0.9	1.4	(16.4)	1.8
Access	2.4	11.1	11.9	23.5
Services	16.5	15.6	45.9	48.0

Total segment profit	$34.4	$51.6	$94.2	$140.6
Sales and marketing expenses	(21.7)	(29.7)	(71.9)	(98.3)
General and administrative expenses	(17.1)	(17.9)	(52.4)	(58.7)
Equity-based compensation	(0.6)	(1.7)	(2.5)	(6.5)
Intangible asset amortization	(1.1)	(1.1)	(3.2)	(4.3)
Restructuring and other charges	(0.1)	(3.3)	(35.3)	(110.2)

Operating loss	$(6.2)	$(2.1)	$(71.1)	$(137.4)

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

Fujitsu Network Communications Inc. v. Tellabs, Inc. On January 28, 2008, Fujitsu Network Communications, Inc. and Fujitsu Limited filed a complaint in the United States District Court for the Eastern District of Texas against Tellabs in a case captioned Fujitsu Network Communications, Inc. and Fujitsu Limited v. Tellabs, Inc. and Tellabs Operations, Inc., Civil Action No. 6:08-cv-00022-LED. The complaint alleges infringement of U.S. Patent Nos. 5,526,163 (‘163 patent), 5,521,737 (‘737 patent), 5,386,418 (‘418 patent) and 6,487,686 (‘686 patent), and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. The case was thereafter transferred to the United States District Court for the Northern District of Illinois (Case No. 1:09-cv-04530). As to Fujitsu’s ‘686 patent, on November 4, 2010, the Court dismissed with prejudice Fujitsu’s claim for infringement of the patent and Fujitsu signed a covenant not to sue Tellabs for infringement of the patent as to any Tellabs products as they currently exist or existed in the past. As to Fujitsu’s ‘418 patent, on March 31, 2011, the Court denied Tellabs’ motion for summary judgment of invalidity based on indefiniteness and granted Fujitsu’s motion for summary judgment for judicial correction of an error in asserted Claim 1. On September 26, 2012, the Court granted a motion by Tellabs for summary judgment of invalidity of all asserted claims of the ‘418 patent, and judgment was entered in favor of Tellabs on its counterclaim for declaratory judgment of invalidity of the patent. Fujitsu’s appeal of this order and judgment was withdrawn and the appeal dismissed. As to Fujitsu’s ‘737 patent, on September 27, 2012, the Court denied a motion by Tellabs for summary judgment of invalidity. A trial date of January 14, 2013 had been set by the Court to commence trial of Fujitsu’s ‘163 and ‘737 patents, however on November 1, 2012, the scheduled trial date was struck from the Court’s calendar in favor of an alternative trial date to be later determined. On December 21, 2012, the Court granted a motion by Tellabs for summary judgment on lost profits damages, and as a result Fujitsu Limited is precluded from pursuing the theory of lost profits. Tellabs contests any liability and will continue to vigorously defend itself accordingly. On May 15, 2013, the Court consolidated Civil Action Nos. 1:09-cv-04530 and 1:12-cv-03229 for purposes of trial of Fujitsu’s ‘163 and ‘737 patents. On May 23, 2013, the Court issued an Amended Memorandum Opinion and Order granting Tellabs’ motion for summary judgment on lost profits damages, which Fujitsu petitioned for permission to appeal to the U.S. Court of Appeals for the Federal Circuit (docketed June 4, 2013, as Fujitsu Limited v. Tellabs, Inc., Misc. No. 154). On September 11, 2013, the Federal Circuit denied Fujitsu’s petition for permission to appeal, and the District Court granted a motion filed by Fujitsu to consolidate the 4991 action with the 4530 action. On August 20, 2013, the Court granted Tellabs’ motion for summary judgment of invalidity of all asserted claims of the ‘163 patent, and denied as moot Fujitsu’s motion for summary judgment of infringement of claims 5 and 6 of the ‘163 patent. On October 10, 2013, the Court struck February 24, 2014 as a trial date for the ‘737 patent and instead reset the date for trial on the ‘737 patent to July 14, 2014.

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

Fujitsu Limited v. Tellabs, Inc. On April 30, 2012, Fujitsu Limited filed a complaint in the United States District Court for the Northern District of Illinois against Tellabs in a case captioned Fujitsu Limited v. Tellabs Operations, Inc., Tellabs, Inc., and Tellabs North America, Inc., Civil Action No. 1:12-cv-03229. The complaint alleges infringement of U.S. Patent Nos. 5,526,163 (‘163 patent), 5,521,737 (‘737 patent), 5,386,418 (‘418 patent) and 7,227,681 (‘681 patent), the same patents at issue in Civil Action Nos. 1:09-cv-04530 and 1:08-cv-3379, and seeks unspecified damages including enhanced damages, as well as attorney fees and other remedies including injunctive relief. The complaint includes allegations of infringement that Fujitsu previously sought unsuccessfully to add to Civil Action Nos. 1:09-cv-04530 and 1:08-cv-3379. On June 4, 2012, the Tellabs defendants filed a motion to dismiss the Complaint pursuant to Fed. R. Civ. P. 12(B)(6), which the Court granted in part and denied in part on January 30, 2013. On May 1, 2013, the Tellabs defendants answered Fujitsu’s complaint, and asserted counterclaims against Fujitsu Limited and Fujitsu Network Communications, Inc. On May 15, 2013, the Court consolidated Civil Action Nos. 1:09-cv-04530 and 1:12-cv-03229 for purposes of trial of Fujitsu’s ‘163 and ‘737 patents. On Tellabs’ motion the Court, on June 25, 2013, dismissed with prejudice Fujitsu’s claims of infringement of Fujitsu’s ‘418 patent. On August 20, 2013, the Court granted Tellabs’ motion in the 4530 action for summary judgment of invalidity of all asserted claims of the ‘163 patent. On October 10, 2013, the Court struck February 24, 2014, as a trial date for the ‘737 patent and instead reset the date for trial on the ‘737 patent to July 14, 2014. On this same date the Court also denied Fujitsu’s motion to dismiss Tellabs’ counterclaim and third-party claim for misappropriation of trade secrets.

Fujitsu Limited v. Tellabs, Inc. On July 12, 2013, Fujitsu Limited filed a complaint in the United States District Court for the Northern District of Illinois against Tellabs in a case captioned Fujitsu Limited v. Tellabs Operations, Inc., Tellabs, Inc., and Tellabs North America, Inc., Civil Action No. 1:13-cv-04991. The complaint alleges infringement of U.S. Patent Nos. 5,526,163 ( ‘163 patent) and 5,521,737 (‘737 patent), two of the same patents at issue in Civil Action Nos. 1:09-cv-04530 and 1:12-cv-03229, and seeks unspecified damages including enhanced damages, as well as interests, costs and other remedies including injunctive relief. The complaint includes allegations of infringement that Fujitsu previously sought unsuccessfully to add to Civil Action Nos. 1:09-cv-04530 and 1:12-cv-03229. On July 24, 2013, Fujitsu filed a first amended complaint that removes allegations of continuing infringement as well as Fujitsu’s prior request for injunctive relief relative to the expired ‘163 and ‘737 patents. On August 20, 2013, the Court granted Tellabs’ motion in the 4530 action for summary judgment of invalidity of all asserted claims of the ‘163 patent. On September 11, 2013, the Court denied a motion filed by the Tellabs defendants to dismiss the 4991 action, and the Court granted a cross-motion filed by Fujitsu to consolidate the 4991 action with the 4530 action. The Tellabs defendants answered the first amended complaint on September 25, 2013. On October 10, 2013, the Court struck February 24, 2014 as a trial date for the ‘737 patent and instead reset the date for trial on the ‘737 patent to July 14, 2014.

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

Cheetah Omni, LLC v. Alcatel-Lucent USA Inc. et al. On July 29, 2011, a complaint was filed in the United States District Court for the Eastern District of Texas, Tyler Division, against Tellabs and several other companies in a case captioned Cheetah Omni LLC v. Alcatel-Lucent USA Inc. et al., Civil Action No. 6:11cv390. The complaint includes allegations of infringement by Tellabs, Inc., Tellabs Operations, Inc., and Tellabs North America, Inc., of U.S. Patent Nos. 6,888,661; 6,847,479; 6,856,459; and 6,940,647, and seeks unspecified damages, as well as interest, costs, disbursements, attorney fees and other remedies including injunctive relief. The accused products include products from the Tellabs 7100 product line. On December 5, 2012, the Court entered an order staying the proceedings with respect to US Patents 6,888,661 and 6,847,479 until such time as an injunction issued by the Court of the Eastern District of Michigan in a separate action involving the two patents is lifted. The parties are completing discovery, which closed September 12, 2013. A Markman hearing was held on February 14, 2013, and on April 11, 2013, the Court issued an order that construes disputed claim language of various patents in suit. A trial date has been set for March 10, 2014.

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

Cirrex Sys., LLC v. Verizon Communications Inc., et al. On May 22, 2013, a complaint was filed in the United States District Court for the District of Delaware, naming Tellabs, Inc., Tellabs Operations, Inc., and Tellabs North America, Inc., among several defendants in a case captioned Cirrex Sys., LLC v. Verizon Communications Inc., et al., Civil Action No. 1:13-cv-00921-UNA. The complaint alleges infringement of U.S. Patent No. 6,404,953 (’953 patent), and seeks unspecified damages including supplemental damages, as well as interest and other remedies including injunctive relief. On July 19, 2013, plaintiff filed a first amended complaint that contains additional allegations of infringement directed to co-defendant Verizon Communications Inc. under U.S. Patent Nos. 6,208,783 and 6,222,970. The Tellabs defendants’ answered the complaint on August 19, 2013. A trial date has been set for January 11, 2016.

Gordium Innovations LLC v. Tellabs, Inc. On August 28, 2013, a complaint was filed in the United States District Court for the District of Delaware, naming Tellabs, Inc. as defendant in a case captioned Gordium Innovations LLC v. Tellabs, Inc., Civil Action No. 1:13-cv-01501-UNA. The complaint alleges infringement of U.S. Patent No. 6,697,385 (’385 patent) , and seeks unspecified damages including treble damages, as well as interest, costs, expenses and other remedies including injunctive relief. Tellabs, Inc.’s response to the complaint is currently due November 11, 2013.

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

The proceedings described above, including the Fujitsu matters, the Telcordia matter, the Cheetah Omni matter, the Internet Machines matter, the Cirrex Systems matter, the Gordium Innovations matter, the stockholder class action matters and the shareholder derivative complaint, involve costly litigation and may result in diverting management’s time, attention and resources, delaying or halting product shipments or services delivery, requiring us to pay amounts in any damages and/or settlements, requiring us to enter into royalty-bearing licensing arrangements or to obtain substitute technology of lower quality or higher costs, and otherwise imposing obligations or restrictions on us and our business. We may be unsuccessful in any such litigation, despite the time, money, energy and bases for our assertion and/or defense of the matters. We may also be unable, if necessary, to enter into licensing arrangements or to obtain substitute technology on commercially reasonable terms or any terms. Any such settlements or inability to prevail or mitigate any liability or to obtain such licensing arrangements or substitute technology may adversely affect our business, financial condition and operating results.

13. Stock Repurchase Programs

We repurchase outstanding common stock under two plans authorized by our Board of Directors. In addition, we purchase shares to cover withholding taxes on shares issued under employee stock plans.

We intend to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock through the use of a 10b5-1 plan. There were no purchases in the third quarter and negligible purchases in the first nine months of 2013 under this plan.

As of September 27, 2013, we have purchased 70.4 million shares of our common stock under the $600 million repurchase plan at a total cost of $405.7 million, leaving $194.3 million available to be purchased under this plan. There were no purchases in the third quarter of 2013, and we purchased 13.8 million shares for $30.3 million in the first nine months of 2013 under this plan.

We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 26 thousand shares for $57 thousand in the third quarter of 2013 and 0.7 million shares for $1.5 million in the first nine months of 2013 to cover minimum withholding taxes on shares issued under employee stock plans.

We record repurchased shares as Treasury stock.

14. Net Loss Per Share

The following table sets forth the computation of net loss per share:

	Third Quarter		Nine Months
	9/27/13	9/28/12	9/27/13	9/28/12
Numerator:
Net loss	$(9.8)	$(3.9)	$(73.5)	$(148.4)

Denominator:
Denominator for basic net loss per share – weighted average shares outstanding	355.7	367.7	357.1	366.8
Effect of dilutive securities:
Employee stock options and restricted and performance stock awards	—	—	—	—

Denominator for diluted net loss per share – adjusted weighted average shares outstanding and assumed conversions	355.7	367.7	357.1	366.8

Net loss per share, basic	$(0.03)	$(0.01)	$(0.21)	$(0.40)

Net loss per share, diluted [1]	$(0.03)	$(0.01)	$(0.21)	$(0.40)

[1]

Dilutive securities are not included in the computation of diluted earnings per share when a company is in a loss position. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the third quarter and first nine months of 2013 and the third quarter and first nine months of 2012 are the same. Diluted weighted average shares outstanding were 356.2 million in the third quarter of 2013, 358.2 million in the first nine months of 2013, and 368.2 million in the third quarter of 2012 and 368.6 million in the first nine months of 2012.

15. Subsequent Event

On October 18, 2013, we entered into a definitive agreement with entities affiliated with Marlin Equity Partners (Marlin), which provides that Marlin entities will acquire all of the outstanding shares of Tellabs for $2.45 per share in cash.

Under the terms of the merger agreement, an affiliate of Marlin is required to commence a tender offer to acquire all outstanding shares of Tellabs’ outstanding common stock for $2.45 per share in cash no later than November 1, 2013. The merger agreement provides that, promptly after the closing of the tender offer, any shares not tendered in the tender offer (other than shares for which appraisal is properly sought under applicable law) will be acquired in a second-step merger at the same cash price as paid in the tender offer.

Closing of the tender offer and closing of the merger are subject to certain conditions, including the tender of at least a majority of the outstanding shares of Tellabs common stock (on a fully-diluted basis) and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction is expected to close in the fourth quarter of 2013. The transaction is not subject to a financing condition.

Our Board of Directors has unanimously approved the transaction.

If the proposed merger is completed between Marlin Equity Partners and Tellabs, Inc., pursuant to the Merger Agreement dated October 18, 2013, we may be required to liquidate the current marketable securities that we own to fulfill our obligation for the Company Contribution. Depending on market conditions, Tellabs may generate a gain or a loss from selling these marketable securities. As of September 27, 2013, these marketable securities had an unrealized loss of $2.6 million. Subsequent to September 27, 2013, we have begun the process of selling some of our marketable securities in preparation for the anticipated merger.

During the fourth quarter of 2013 and prior to completion of this transaction, we may be required to repatriate approximately $40.0 million from certain of our foreign subsidiaries. We do not expect to incur any withholding tax or U.S. income tax on such repatriations.

Tellabs also intends to use its 10.0 million shares of Cisco common stock to terminate the Loan related to other marketable securities, prior to completion of this transaction. Upon termination of the loan, both Other Marketable Securities and the Loan related to other marketable securities, currently reported on our balance sheet at $234.0 million at September 27, 2013, will be reduced to zero. We currently estimate that we would incur a minimal tax liability after utilizing available loss and tax credit carry forwards.

If the merger is completed, on the closing date all unvested restricted stock units and unvested performance stock units would vest, and cash payments (subject to payroll withholding) for the equivalent share value would be provided to participants. For the performance stock units granted in 2013, they would be considered 100% vested. For the 2.7 million unvested restricted stock units and the 5.1 million unvested performance stock units outstanding as of September 27, 2013, the aggregate value would have been $19.3 million (expense would be $17.9 million).

Outstanding stock options with an exercise price per share that is less than the merger price will be provided a cash payment (subject to payroll withholding) for the intrinsic value. For stock options outstanding as of September 27, 2013, the aggregate intrinsic value would have been $30 thousand.

In conjunction with the decision to enter into the merger agreement, Tellabs cancelled the 10b5-1 plan associated with employee stock option exercises. In addition, Tellabs terminated the $600 million open market repurchase plan.

These are certain contingent costs relating to the merger. These contingent costs include a $10.0 million fee due to Goldman, Sachs & Co. upon consummation of the merger.

Goodwill

We review goodwill annually for impairment, unless potential interim indicators exist that could result in an impairment. We completed an interim step one review of the Services segment goodwill for the third quarter of 2013, as a result of the subsequent merger agreement between Tellabs and Marlin. Based on this review, which compares the segment’s fair value to carrying value, we concluded that the Services segment goodwill is not impaired.

Litigation related to the Merger Agreement

On October 21, 2013, a lawsuit captioned Freedman v. Tobkin, et al., Case No. 2013L000994, was filed in the Circuit Court for the Eighteenth Judicial Circuit, DuPage County, Illinois, Chancery Division against Tellabs and the members of the Tellabs board of directors. The lawsuit also named as defendants Marlin Equity Partners and Marlin Equity Partners’ wholly-owned subsidiaries, Blackhawk Holding Vehicle LLC and Blackhawk Merger Sub Inc. The Freedman complaint, which purports to be brought on behalf of a class consisting of the public stockholders of Tellabs, alleges that the Tellabs directors breached their fiduciary duties by entering into the merger agreement with Marlin Equity Partners for a price that is alleged to be unfair, as the result of a process alleged to be unfair and inadequate, and including no-solicitation, matching rights and termination fee provisions alleged to be designed to ensure that no competing offers would emerge for Tellabs. The Freedman complaint also includes a claim for aiding and abetting against Marlin Equity Partners. The Freedman complaint seeks, among other things, injunctive relief against the proposed transaction with Marlin Equity Partners as well as other equitable relief, damages, and attorneys’ fees and costs.

On October 22, 2013 an additional complaint, Phelps v. Tellabs, Inc., et al., Case No. 2013L000999, was filed in the Circuit Court for the Eighteenth Judicial Circuit, DuPage County, Illinois. Also on October 22, 2013, two additional complaints (Englehart v. Hedfors, et al., Case No. 13 CH 23886, and City of Lakeland and Employees’ Pension Plan v. Tellabs, Inc., Case No. 13 CH 23890) were filed in the Circuit Court of Cook County, Illinois, Chancery Division. Finally, on October 23, 2013, a complaint captioned Mehta v. Tellabs, Inc., Case No. 9028, was filed in the Court of Chancery of the State of Delaware. All four of these additional complaints contain claims and allegations similar to those in the original Freedman complaint, with certain of such complaints also alleging that the Tellabs board of directors acted with material conflicts of interest and so as to benefit themselves, and seek similar relief on behalf of the same putative class.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

On October 18, 2013, Tellabs (the Company) entered into an Agreement and Plan of Merger (the Merger Agreement) with affiliates of Marlin Equity Partners (Marlin). Pursuant to the Merger Agreement, by November 1, 2013, an affiliate of Marlin will commence a tender offer to purchase all of the Company’s outstanding shares of common stock, at a price per share of $2.45, upon the terms and subject to the conditions and limitations set forth in the Merger Agreement. Closing of the tender offer and closing of the merger are subject to certain conditions, including the tender of at least a majority of the outstanding shares of Tellabs common stock (on a fully-diluted basis) and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction is expected to close in the fourth quarter of 2013. The transaction is not subject to a financing condition. For a more complete description of the Merger Agreement and the transactions contemplated thereby, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2013. See also Note 15, Subsequent Events in the notes to our unaudited consolidated financial statements as well as Item 1A, Risk Factors included elsewhere herein.

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

RESULTS OF OPERATIONS

Revenue in the third quarter of 2013 was $198.5 million, compared with $264.4 million in the third quarter of 2012. Our business outside North America continues to be challenged by weakness in Western Europe and Mexico. As customers migrate to new technologies, revenue from earlier-developed products and services declines and overall corporate profitability suffers. This situation is compounded when customers are slow to adopt our new products and services. In the face of these market conditions, Tellabs continues to streamline its costs and operating expenses with the goal of enhancing Tellabs solutions for future revenue growth while achieving nominal profitability.

Net loss in the third quarter of 2013 was $9.8 million or $0.03 per share (basic and diluted), compared with net loss of $3.9 million or $0.01 per share (basic and diluted) in the third quarter of 2012. In the third quarter of 2013, operating expenses included $0.1 million of restructuring and other charges primarily related to the restructuring plan announced in January 2013. Operating expenses during the third quarter of 2012 included $3.3 million of restructuring and other charges primarily related to the restructuring plan announced in January 2012.

Revenue in the first nine months of 2013 was $620.0 million, compared with $810.4 million in the first nine months of 2012. Net loss in the first nine months of 2013 was $73.5 million or $0.21 per share (basic and diluted), compared with net loss of $148.4 million or $0.40 per share (basic and diluted) in the first nine months of 2012. Operating expenses during the first nine months of 2013 included $35.3 million of restructuring and other charges primarily related to the restructuring plan announced in January 2013. Operating expenses during the first nine months of 2012 included $110.2 million of restructuring and other charges primarily related to the restructuring plan announced in January 2012.

Revenue (in millions)

	Third Quarter			Nine Months
	2013	2012	Change	2013	2012	Change
Products	$153.2	$216.5	(29.2)%	$486.1	$663.6	(26.7)%
Services	45.3	47.9	(5.4)%	133.9	146.8	(8.8)%

Total revenue	$198.5	$264.4	(24.9)%	$620.0	$810.4	(23.5)%

Third quarter 2013 compared with third quarter 2012

Total revenue decreased as revenue declined across each reporting segment and all geographic regions. Revenue from customers in North America (United States and Canada) was $105.1 million (or 53% of total revenue), compared with $126.3 million (or 48% of total revenue). Revenue from customers outside North America was $93.4 million (or 47% of total revenue), compared with $138.1 million (or 52% of total revenue).

First nine months 2013 compared with first nine months 2012

Total revenue decreased as revenue declined across each reporting segment and all geographic regions. Revenue from customers in North America (United States and Canada) was $351.3 million (or 57% of total revenue), compared with $390.8 million (or 48% of total revenue). Revenue from customers outside North America was $268.7 million (or 43% of total revenue), compared with $419.6 million (or 52% of total revenue).

Gross Margin

	Third Quarter			Nine Months
	2013	2012	% Point Change	2013	2012	% Point Change
Products	37.5%	40.8%	(3.3)	37.3%	40.2%	(2.9)
Services	36.0%	31.7%	4.3	33.7%	31.8%	1.9
Consolidated	37.2%	39.2%	(2.0)	36.5%	38.7%	(2.2)

In the third quarter and first nine months of 2013, products gross margins declined compared with the year-ago periods, primarily as a result of higher warranty and excess and obsolete costs. Services gross margins in the third quarter and the first nine months of 2013 increased, compared with the year-ago periods. The increase was driven primarily by reduced services costs.

Operating Expenses (in millions)

	Third Quarter			Percent of Revenue
	2013	2012	Change	2013	2012
Research and development	$40.0	$53.7	$(13.7)	20.2%	20.3%
Sales and marketing	21.7	29.7	(8.0)	10.9%	11.2%
General and administrative	17.1	17.9	(0.8)	8.6%	6.8%

Subtotal	78.8	101.3	(22.5)	39.7%	38.3%

Intangible asset amortization	1.1	1.1	—
Restructuring and other charges	0.1	3.3	(3.2)

Total operating expenses	$80.0	$105.7	$(25.7)

	Nine Months			Percent of Revenue
	2013	2012	Change	2013	2012
Research and development	$134.6	$179.4	$(44.8)	21.7%	22.1%
Sales and marketing	71.9	98.3	(26.4)	11.6%	12.1%
General and administrative	52.4	58.7	(6.3)	8.5%	7.2%

Subtotal	258.9	336.4	(77.5)	41.8%	41.5%

Intangible asset amortization	3.2	4.3	(1.1)
Restructuring and other charges	35.3	110.2	(74.9)

Total operating expenses	$297.4	$450.9	$(153.5)

Operating expenses decreased in the third quarter of 2013, compared with the year ago period, primarily due to lower research and development, sales and marketing, and general and administrative expenses as we continue to see the benefit of restructuring and other cost-reduction activities. Excluding intangible asset amortization and restructuring and other charges, operating expenses in the third quarter of 2013 were $78.8 million, down $22.5 million from $101.3 million in the third quarter of 2012. Restructuring and other charges during the third quarter of 2013 are due to a reduction of severance expense ($1.2 million) offset by facility- and asset-related charges ($1.3 million).

Operating expenses decreased in the first nine months of 2013, compared with the year ago period, primarily due to lower restructuring and other charges and lower research and development, sales and marketing, and general and administrative expenses as we continue to see the benefit of restructuring and other cost-reduction activities. Excluding intangible asset amortization and restructuring and other charges, operating expenses in the first nine months of 2013 were $258.9 million, down $77.5 million from $336.4 million in the first nine months of 2012. Restructuring and other charges in the first nine months of 2013 are due to severance ($14.9 million) and facility- and asset-related charges ($20.4 million).

Other Income (in millions)

	Third Quarter			Nine Months
	2013	2012	Change	2013	2012	Change
Interest income, net	$0.6	$2.1	$(1.5)	$1.8	$5.5	$(3.7)
Other expense, net	(1.3)	(0.2)	(1.1)	(1.3)	(2.3)	1.0

Total other (expense) income	$(0.7)	$1.9	$(2.6)	$0.5	$3.2	$(2.7)

Interest income was down in the third quarter and first nine months of 2013, compared with the same periods in 2012, due to lower interest rates and lower investment balances. In the third quarter of 2013, other expense, net increased due to losses on sales of marketable securities, compared with gains in the year-ago period. In the first nine months of 2013, other expense, net decreased compared with the first nine months of 2012, due to lower foreign currency hedging costs.

Income Taxes

In the third quarter of 2013, we reported tax expense of $2.9 million, compared with $3.7 million in the third quarter of 2012. For the first nine months of 2013, we reported tax expense of $2.9 million, compared with tax expense of $14.2 million in the first nine months of 2012. Lower earnings from foreign operations drove the decline in tax expense in the third quarter of 2013 and the first nine months of 2013, compared with the year-ago periods. Because we continue to maintain a valuation allowance against our domestic deferred tax assets, no tax benefit was recorded on losses from domestic operations. Tax expense in the third quarter of 2013 includes a benefit of $0.4 million resulting from a decrease in our domestic valuation allowance. Tax expense for the first nine months includes $0.3 million resulting from an increase in our domestic valuation allowance.

Segment Revenue (in millions)

	Third Quarter			Nine Months
	2013	2012	Change	2013	2012	Change
Optical	$88.4	$108.0	(18.1)%	$294.2	$334.8	(12.1)%
Data	44.1	66.2	(33.4)%	112.8	213.3	(47.1)%
Access	20.6	42.3	(51.3)%	79.0	115.5	(31.6)%
Services	45.4	47.9	(5.2)%	134.0	146.8	(8.7)%

Total revenue	$198.5	$264.4	(24.9)%	$620.0	$810.4	(23.5)%

Segment Profit (Loss)* (in millions)

	Third Quarter			Nine Months
	2013	2012	Change	2013	2012	Change
Optical	$14.6	$23.5	(37.9)%	$52.8	$67.3	(21.5)%
Data	0.9	1.4	(35.7)%	(16.4)	1.8	NM
Access	2.4	11.1	(78.4)%	11.9	23.5	(49.4)%
Services	16.5	15.6	5.8%	45.9	48.0	(4.4)%

Total segment profit	$34.4	$51.6	(33.3)%	$94.2	$140.6	(33.0)%

*	We define segment profit (loss) as gross profit less research and development expenses. Segment profit (loss) excludes sales and marketing expenses, general and administrative expenses, the amortization of intangibles, restructuring and other charges, and the impact of equity-based compensation.

Third quarter 2013 compared with third quarter 2012

Optical

Revenue from the Optical segment was $88.4 million, compared with $108.0 million. Within this segment, we saw decreased revenue from the Tellabs® 7300 and 7100 optical transport systems, the Tellabs® 5000 digital cross-connect systems and the Tellabs® 6300 managed transport systems. Optical segment profit was $14.6 million, compared with $23.5 million. The decline in optical segment profitability was driven primarily by the lower level of product revenue and higher research and development expense, which were partially offset by improved product gross margins.

Data

Revenue from the Data segment was $44.1 million, compared with $66.2 million, primarily on lower revenue from the Tellabs® 8600 and 8800 smart routers. Data segment profit was $0.9 million, compared with $1.4 million. The decrease in segment profitability was driven primarily by the lower level of product revenue and gross margins, which more than offset lower research and development expense.

Access

Revenue from the Access segment was $20.6 million, compared with $42.3 million. The decrease in segment revenue was driven primarily by lower revenue from the Tellabs® 1600 single-family Optical Network Terminals (ONTs). Access segment profit, driven primarily by the lower level of product revenue and gross margins, was $2.4 million, compared with $11.1 million.

Services Segment

Revenue from the Services segment was $45.4 million, compared with $47.9 million. The decline in segment revenue was driven primarily by lower training, deployment and support agreement revenue, which more than offset higher revenue from professional services. Services segment profit was $16.5 million, up 5.8% from $15.6 million. The increase in segment profit was driven primarily by improved product mix.

First nine months 2013 compared with first nine months 2012

Optical

Revenue from the Optical segment was $294.2 million, compared with $334.8 million. Within this segment, increased revenue from the Tellabs® 7100 optical transport systems was more than offset by lower revenue from the Tellabs® 6300 managed transport systems, the Tellabs® 5000 digital cross-connect systems and the Tellabs® 7300 optical transport systems. Optical segment profit was $52.8 million, compared with $67.3 million. The decrease in segment profitability was driven primarily by the lower level of product revenue and gross margins and higher research and development expense.

Data

Revenue from the Data segment was $112.8 million, compared with $213.3 million, primarily on lower revenue from the Tellabs® 8600 and 8800 smart routers and the Tellabs® 8100 managed access systems. Data segment loss was $16.4 million, compared with segment profit of $1.8 million. The decrease in segment profitability was driven primarily by the lower level of product revenue and gross margins, which more than offset lower research and development expense.

Access

Revenue from the Access segment was $79.0 million, compared with $115.5 million. The decrease in segment revenue was driven primarily by lower revenue from the Tellabs® 1600 single-family ONTs. Access segment profit was $11.9 million, compared with segment profit of $23.5 million. The decrease in segment profitability was driven primarily by the lower level of product revenue and gross margins.

Services Segment

Revenue from the Services segment was $134.0 million, compared with $146.8 million. The decline in segment revenue was driven primarily by lower deployment and support agreement revenue, which more than offset higher revenue from professional services. Services segment profit was $45.9 million, compared with $48.0 million. The decrease in segment profit was driven primarily by the lower level of Services revenue.

Financial Condition, Liquidity & Capital Resources

Our principal source of liquidity consists of cash, cash equivalents and marketable securities of $551.1 million as of September 27, 2013, which decreased by $53.3 million since year-end 2012. We generated $14.6 million in cash from operations in the third quarter of 2013. We used $7.6 million in cash from operations during the first nine months of 2013, of which $30.8 million was related to cash restructuring payments. We did not purchase any shares under our two repurchase plans during the third quarter of 2013. We did purchase 26 thousand shares of common stock for approximately $57 thousand to cover the tax portion of Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) in the quarter. We repurchased 13.8 million shares of common stock at a cost of $30.3 million during the first nine months of 2013. Of the total cash, cash equivalents and marketable securities, as of September 27, 2013, $70.7 million was held by subsidiaries outside the United States.

We repatriated $376.8 million of our cash held by non-U.S. subsidiaries during the first nine months of 2013. Except for withholding taxes of $1.1 million, we expect net operating loss carryforwards and foreign tax credits to offset any remaining cash tax liability related to the repatriation. We anticipate that future foreign earnings will be deemed to be permanently reinvested, although we could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount of any future repatriation, and we could be required to accrue and remit applicable U.S. income taxes to the extent a tax liability results after utilization of net operating loss carryforwards and available tax credits.

We believe that our investments are highly liquid instruments. We may rebalance the portfolio from time to time, which may affect the duration, credit structure, liquidity and future income of investments.

Based on historical performance and current forecasts, we believe the company’s cash, cash equivalents and marketable securities will satisfy working capital needs, capital expenditures and other liquidity requirements related to existing operations for the next 12 months. Future available sources of working capital, including cash, cash equivalents, and marketable securities, cash generated from future operations, short-term or long-term financing, equity offerings or any combination of these sources, should allow us to meet our long-term liquidity needs. Current policy is to use cash, cash equivalents and marketable securities to fund business operations, to expand business, potentially through acquisitions, to repurchase common stock and to potentially pay cash dividends.

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

Third quarter 2013 compared with second quarter 2013

Total revenue was $198.5 compared with $212.1 million, as higher revenue in the Data, Access and Services segments was more than offset by lower revenue in the Optical segment. Revenue from customers in North America was $105.1 million (or 53% of total revenue), compared with $123.4 million (or 58% of total revenue). Revenue from customers outside North America was $93.4 million, (or 47% of total revenue), compared with $88.7 million (or 42% of total revenue) as higher revenue in the Latin American Caribbean and Asia Pacific regions more than offset lower revenue in the Europe, Middle East and Africa region.

Optical

Revenue from the Optical segment was $88.4 million compared with $112.7 million. The decrease in segment revenue was driven primarily by lower revenue from the Tellabs® 7100 optical transport systems. Optical segment profit was $14.6 million compared with $25.4 million. The decrease in segment profit was driven primarily by the lower level of product revenue and gross margins.

Data

Revenue from the Data segment was $44.1 million, up 23.2% from $35.8 million, primarily on increased revenue from the Tellabs® 8800 smart routers. Data segment profit increased to $0.9 million compared with segment loss of $2.5 million. The increase in segment profitability was driven primarily by increased product revenue and lower research and development expenses, which more than offset lower product gross margins.

Access

Revenue from the Access segment was $20.6 million, compared with $19.4 million. The increase in segment revenue was driven primarily by higher revenue from the Tellabs® 1600 single-family ONTs and the Tellabs® 1100 access systems. Access segment profit was $2.4 million, compared with $1.3 million. The increase in segment profit was driven primarily by higher product revenue and gross margins.

Services

Revenue from the Services segment was $45.4 million, compared with $44.2 million. The increase in segment revenue was driven primarily by the higher level of professional services revenue. Services segment profit was $16.5 million, compared with $14.8 million. The increase in segment profit was driven primarily by the higher level of professional services revenue, which carries gross margins above the Services average.

Non-GAAP Financial Measures and Comparisons

We believe that comparing some quarterly non-GAAP financial measures on a sequential basis provides important supplemental information to management and investors regarding financial and business trends relating to our financial results. Commonly compared non-GAAP financial data includes gross profit as a percentage of revenue, operating expenses, operating earnings, net earnings and net earnings per share. A complete reconciliation between non-GAAP financial measures and the GAAP financial measures, along with an explanation of why we believe non-GAAP measures to be of value to management and investors, is contained in the Reconciliation of Non-GAAP Adjustments.

Third quarter 2013 compared with second quarter 2013

Non-GAAP gross profit margin was 37.3%, compared with 38.0% as increased product and services gross margins were more than offset by higher warranty and excess and obsolete costs.

Non-GAAP operating expenses were $77.4 million, down from $81.2 million, as we continued to see the impact of restructuring and other cost-reduction activities.

Non-GAAP operating loss, driven by lower revenue and partially offset by lower operating expenses was $3.3 million, compared with operating loss of $0.6 million.

Driven primarily by lower revenue and partially offset by lower operating expenses, non-GAAP net loss was $2.7 million or $0.01 per share (basic and diluted), compared with net loss of $0.9 million or zero earnings per share (basic and diluted).

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Quarter Ended		Nine Months Ended
	9/27/13	9/28/12	9/27/13	9/28/12
In millions, except per-share data

Gross Profit Reconciliation (GAAP / non-GAAP)
GAAP gross profit	$73.8	$103.6	$226.3	$313.5

Equity-based compensation – products (a)	0.1	0.3	0.5	0.9
Equity-based compensation – services (a)	0.2	0.4	0.8	1.3

Total adjustments related to gross profit	0.3	0.7	1.3	2.2

Non-GAAP gross profit	$74.1	$104.3	$227.6	$315.7

Non-GAAP gross profit percentage	37.3%	39.4%	36.7%	39.0%

Non-GAAP gross profit percentage – products	37.6%	41.0%	37.4%	40.3%
Non-GAAP gross profit percentage – services	36.4%	32.6%	34.3%	32.7%

Operating Expenses Reconciliation (GAAP / non-GAAP)
GAAP operating expenses	$80.0	$105.7	$297.4	$450.9

Equity-based compensation – research and development (a)	0.3	1.0	1.2	4.3
Equity-based compensation – sales and marketing (a)	0.2	0.6	1.0	2.3
Equity-based compensation – general and administrative (a)	0.9	3.1	3.3	7.1
Intangible asset amortization (b)	1.1	1.1	3.2	4.3
Restructuring and other charges (c), (d)	0.1	3.3	35.3	110.2

Total adjustments related to operating expenses	2.6	9.1	44.0	128.2

Non-GAAP operating expenses	$77.4	$96.6	$253.4	$322.7

Operating Loss Reconciliation (GAAP / non-GAAP)
GAAP operating loss	$(6.2)	$(2.1)	$(71.1)	$(137.4)

Total adjustments related to gross profit	0.3	0.7	1.3	2.2
Total adjustments related to operating expenses	2.6	9.1	44.0	128.2

Non-GAAP operating loss	$(3.3)	$7.7	$(25.8)	$(7.0)

Non-GAAP operating loss as a percentage of revenue	-1.7%	2.9%	-4.2%	-0.9%

Net Loss Reconciliation (GAAP / non-GAAP)
GAAP net loss	$(9.8)	$(3.9)	$(73.5)	$(148.4)

Total adjustments related to gross profit	0.3	0.7	1.3	2.2
Total adjustments related to operating expenses	2.6	9.1	44.0	128.2
Income tax effect (e)	4.3	0.6	11.0	15.4

Non-GAAP net (loss) earnings	$(2.7)	$6.5	$(17.2)	$(2.6)

Non-GAAP net loss per share – basic	$(0.01)	$0.02	$(0.05)	$(0.01)

Non-GAAP net loss per share – diluted	$(0.01)	$0.02	$(0.05)	$(0.01)

(1)	Reconciliation of non-GAAP Adjustments

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

TELLABS, INC.

RECONCILIATION OF NON-GAAP ADJUSTMENTS (1)

(Unaudited)

	Quarter Ended
	9/27/13	6/28/13
In millions, except per-share data

Gross Profit Reconciliation (GAAP / non-GAAP)
GAAP gross profit	$73.8	$80.2

Equity-based compensation – products (a)	0.1	0.2
Equity-based compensation – services (a)	0.2	0.2

Total adjustments related to gross profit	0.3	0.4

Non-GAAP gross profit	$74.1	$80.6

Non-GAAP gross profit percentage	37.3%	38.0%

Non-GAAP gross profit percentage – products	37.6%	39.2%
Non-GAAP gross profit percentage – services	36.4%	33.5%

Operating Expenses Reconciliation (GAAP / non-GAAP)
GAAP operating expenses	$80.0	$84.3

Equity-based compensation – research and development (a)	0.3	0.3
Equity-based compensation – sales and marketing (a)	0.2	0.3
Equity-based compensation – general and administrative (a)	0.9	1.0
Intangible asset amortization (b)	1.1	1.0
Restructuring and other charges (c)	0.1	0.5

Total adjustments related to operating expenses	2.6	3.1

Non-GAAP operating expenses	$77.4	$81.2

Operating Loss Reconciliation (GAAP / non-GAAP)
GAAP operating loss	$(6.2)	$(4.1)

Total adjustments related to gross profit	0.3	0.4
Total adjustments related to operating expenses	2.6	3.1

Non-GAAP operating loss	$(3.3)	$(0.6)

Non-GAAP operating loss as a percentage of revenue	-1.7%	-0.3%

Net Loss Reconciliation (GAAP / non-GAAP)
GAAP net loss	$(9.8)	$(7.8)

Total adjustments related to gross profit	0.3	0.4
Total adjustments related to operating expenses	2.6	3.1
Income tax effect (e)	4.3	3.4

Non-GAAP net loss	$(2.7)	$(0.9)

Non-GAAP net (loss) earnings per share – basic	$(0.01)	$—

Non-GAAP net (loss) earnings per share – diluted	$(0.01)	$—

(1)	Reconciliation of non-GAAP Adjustments

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

As of September 27, 2013, there were no material changes to the market risks disclosure, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2012.

Item 4.	Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as of September 27, 2013. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 11, Contingencies – Legal Proceedings, to the consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 28, 2012. The risk factors described in our Annual Report could materially adversely affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results. The only material changes to our risk factors as described in our Annual Report on Form 10-K for the year ended December 28, 2012 are as follows:

Our business could be adversely impacted by uncertainties related to the merger.

Uncertainty about the completion and effect of the pending merger with an affiliate of Marlin may have an adverse effect on our business. Our ability to complete the pending merger is subject to risks and uncertainties, including, but not limited to:

•	satisfaction of the minimum tender condition;

•	the length of time necessary to consummate the proposed merger; and

•

the satisfaction of all conditions to closing of the merger by us and Marlin, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the absence of the occurrence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement, the Company and its subsidiaries not having any Indebtedness (as defined in the Merger Agreement), subject to certain exceptions, the termination in the manner agreed by the parties to the Merger Agreement of certain hedging arrangements, the receipt by the Company of a solvency opinion from a nationally recognized independent valuation firm engaged by the Company and other customary conditions.

Uncertainty about the effect of the pending merger on our employees and customers may also have an adverse effect on our business, including as a result of attempts by competitors to persuade our customers to change suppliers, which could have a negative impact on our revenue and results of operations. These uncertainties may also impair our ability to preserve employee morale and attract, retain and motivate key employees until the merger is completed. If key employees depart because of uncertainty about their future roles and the potential complexities of the merger or a desire not to remain with the business after the completion of the merger, our business could be harmed. The efforts to satisfy the closing conditions of the merger, including the regulatory approval process, and to prepare for the merger may place a significant burden on our management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the merger process could adversely affect our business, results of operations and financial condition.

In addition, the Merger Agreement requires that the Company conduct its operations in the ordinary course of business, substantially consistent with past practice and to use commercially reasonable efforts to maintain substantially intact its business organization insurance coverage, business relationships and the goodwill of those having business relationships with it. These restrictions may prevent us from pursuing attractive business opportunities and making other changes to our business prior to completion of the merger or termination of the Merger Agreement. Moreover, the Merger Agreement limits our ability to pursue alternatives to the merger.

A failure to complete the merger would negatively impact our business.

There is no assurance that the merger will occur on the terms and timeline currently contemplated or at all, or that the conditions to the merger will be satisfied in a timely manner or at all. If the proposed merger is not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the merger will be completed. Further, satisfying the conditions to and completion of the merger could cost more than we expect. If the merger is not completed, our financial results may be adversely affected because we still will be required to pay costs relating to the merger, including legal, accounting, financial advisory, filing and printing costs. In addition, upon termination of the Merger Agreement, under specified circumstances (including in connection with a superior offer), we may be required to pay a termination fee of $26.72 million. In addition, if the Merger Agreement is terminated under certain circumstances, then we may be required to reimburse Marlin for its fees and expenses incurred in connection with the Merger Agreement up to $7.5 million which amount would reduce the amount of any termination fee payable by the Company.

If the merger is not consummated, we may become subject to litigation related to any failure to complete the merger. Furthermore, purported class actions have been brought on behalf of holders of our common stock. If these actions or similar actions that may be brought are successful, the merger could be delayed or prevented. See notes to our interim financial statements for discussion of pending litigation related to the merger. Further, a failed or significantly delayed merger may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors, suppliers and employees or our recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock:

We repurchase outstanding common stock under two plans authorized by our Board of Directors. In addition, we purchase shares to cover withholding taxes on shares issued under employee stock plans.

We intend to use cash generated by employee stock option exercises (other than those of Company officers and board members) to repurchase stock through the use of a 10b5-1 plan. There were no purchases in the third quarter and negligible purchases in the first nine months of 2013 under this plan.

As of September 27, 2013, we have purchased 70.4 million shares of our common stock under the $600 million repurchase plan at a total cost of $405.7 million, leaving $194.3 million available to be purchased under this plan. There were no purchases in the third quarter of 2013, and we purchased 13.8 million shares for $30.3 million in the first nine months of 2013 under this plan.

We may change our repurchase activity and we provide no assurance that we will continue our repurchase activity in the future.

In addition, we purchased 26 thousand shares for $57 thousand in the third quarter of 2013 and 0.7 million shares for $1.5 million in the first nine months of 2013 to cover minimum withholding taxes on shares issued under employee stock plans.

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

October 31, 2013

(Date)